Form 10QSB
period 1995-05-31
DENSE PAC MICROSYSTEMS INC
filed 1995-07-12
CIK 784770

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1995

   _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ----------------------  -----------------------
Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          CALIFORNIA                                         33-0033759
 (State or other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                         Identification No.)

                                7321 LINCOLN WAY
                        GARDEN GROVE, CALIFORNIA, 92641
                   (Address of Principal Executive Offices)

                               (714) 898-0007
                Issuer's Telephone Number, Including Area Code

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Year)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares of common stock, no par value, outstanding as of June 23, 1995 was 14,634,781.

- --------------------------------------------------------------------------------
                                                              TOTAL PAGES:  9

                          Dense-Pac Microsystems, Inc.
                                 Balance Sheets

                                                                       May 31,             February 28,
                                                                        1995                  1995
                                                                     -----------           ------------
                                                                     (Unaudited)
                            ASSETS
 Current Assets:
      Cash and cash equivalents                                      $   560,232           $   356,787
      Accounts receivable, net                                         1,539,700             1,901,762
      Inventories                                                      4,103,807             4,347,205
      Other current assets                                               160,923               122,223
                                                                     -----------           -----------
            Total current assets                                       6,364,662             6,727,977

 Property, net                                                         2,656,395             2,512,641

 Technology and marketing rights, net                                    463,642               481,840

 Other assets                                                             67,262                67,262
                                                                     -----------           -----------
                                                                     $ 9,551,961           $ 9,789,720
                                                                     ===========           ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current portion of long-term debt                               375,553               375,553
         Accounts payable                                                851,452             1,170,997
         Deferred revenue                                                589,000               717,023
         Accrued liabilities                                             307,710               332,955
                                                                     -----------           -----------
      Total current liabilities                                        2,123,715             2,596,528
                                                                     -----------           -----------
    Note payable to related parties                                    2,000,000             2,000,000
                                                                     -----------           -----------
    Other long-term debt                                                 947,037               993,201
                                                                     -----------           -----------
    Shareholders' equity
        Common stock                                                   9,244,645             9,241,036
        Accumulated deficit                                           (4,763,436)           (5,041,045)
                                                                     -----------           -----------
                 Total stockholders' equity                            4,481,209             4,199,991
                                                                      ----------           -----------
                                                                     $ 9,551,961           $ 9,789,720
                                                                     ===========           ===========

 See accompanying notes to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                             Summary of Operations
                                 (Unaudited)



                                                                           For the quarter ended
                                                                        May 31,               May 31,
                                                                         1995                  1994
                                                                      -----------           -----------
 Net Sales                                                            $ 4,230,313           $ 2,705,330

 Cost of Sales                                                          3,152,712             2,423,028
                                                                      -----------           -----------
           Gross profit                                                 1,077,601               282,302
                                                                      -----------           -----------
 Operating Expenses:
   Selling, general and administrative                                    637,428               609,509
   Research and development                                               102,583               198,503
                                                                      -----------           -----------
           Income (loss) from operations                                  337,590              (525,710)
                                                                      -----------           -----------
 Other expenses:
   Interest, net                                                           59,981                42,722
                                                                      -----------           -----------
   Earnings (loss) before income taxes                                    277,609              (568,432)

 Income tax expense                                                                                 800
                                                                      -----------           -----------
           Net income (loss)                                          $   277,609           $  (569,232)
                                                                      ===========           ===========
 Net earnings (loss) per common share                                 $      0.02           $     (0.04)
                                                                      ===========           ===========
 Weighted average common shares outstanding                            15,222,000            14,588,000
                                                                      ===========           ===========





 See accompanying notes to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                            Statements of Cash Flows
                                 (Unaudited)

                                                                          For the three months ended
                                                                          May 31,              May 31,
                                                                           1995                 1994
                                                                        ---------             ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                      $ 277,609             $(569,232)

 Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
           Depreciation and amortization                                  128,931               178,935

 Changes in operating assets and liabilities:
      Accounts receivable                                                 362,062               365,299
      Inventories                                                         243,398               374,836
      Other current assets                                                (38,700)               59,547
      Other assets                                                                                4,736
      Accounts payable                                                   (319,545)              (70,601)
      Accrued liabilities                                                 (25,245)             (139,769)
      Deferred revenue                                                   (128,023)
      Income taxes payable                                                                       (9,000)
                                                                        ---------             ---------

 Net cash provided by operating activities:                               500,487               194,751
                                                                        ---------             ---------
 CASH USED IN INVESTING ACTIVITIES:
      Property additions                                                 (254,487)             (177,183)
                                                                        ---------             ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Increases in short-term borrowings                                                             118,427
 Principal payments on other long-term debt                               (46,164)              (22,118)
 Proceeds from Issuance of common stock                                     3,609                 3,000
                                                                        ---------             ---------

 Net cash (used in) provided by financing activities                      (42,555)               99,309
                                                                        ---------             ---------

 NET INCREASE IN CASH                                                     203,445               116,877
                                                                        ---------             ---------

 CASH AT BEGINNING OF YEAR                                                356,787               438,628

 CASH AT END OF QUARTER                                                 $ 560,232             $ 555,505
                                                                        =========             =========
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                          $  50,532             $  42,285
                                                                        =========             =========
 Income taxes paid                                                      $       0             $   9,800
                                                                        =========             =========


  See accompanying notes to condensed financial statements.

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc. (the Company) is engaged in the design, development, manufacture and marketing of a full line of high density, miniaturized memory surface mount components and subsystems for a variety of commercial, industrial and military applications.

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do no contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 1995 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of May 31, 1995, the results of operations and its cash flows for the periods ended May 31, 1995 and 1994. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3  -  Inventories consisted of the following:

                                     May 31, 1995            February 28, 1995
                                    -------------            -----------------
     Raw Materials                     $1,527,553                $1,235,939
     Work-in-process                    2,140,310                 2,613,057
     Finished Goods                       435,944                   498,209
                                       ----------                ----------
                                       $4,103,807                $4,347,205
                                       ==========                ==========

NOTE 4  -  Accounting for Income Taxes

         The Company adopted Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," effective March 1, 1993. This
Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987.

         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1995 are as follows:

Deferred tax assets:
     Operating loss carryforwards,
         general business credits, etc.                      $ 1,925,360
     Inventories                                                 428,433
                                                             -----------
Total gross deferred assets                                  $ 2,353,793

Deferred tax liability
     Depreciation and amortization                              (203,185)

Valuation allowance                                           (2,150,608)
                                                             -----------
Net deferred income taxes                                    $     -
                                                             ===========

         There was no change in the valuation allowance as of May 31, 1995.

         The Company is unable to determine whether it will be able to utilize the gross deferred tax assets in fiscal year 1996. Further evaluation will be completed as part of the year end evaluation for the year ending February 28, 1996.

         As of February 28, 1995, the Company had net operating loss carryforwards of $4,650,000 for regular income tax and $4,725,000 for alternative minimum tax available to offset future Federal taxable income (principally subject to limitations of approximately $270,600), expiring at various dates through 2008. As of February 28, 1995, the Company had available tax credit carryforwards of approximately $153,000 to offset future Federal income taxes, which expire at various dates through 2005.

NOTE 5 - Net income (loss) per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (if applicable) outstanding during the periods. For the loss periods, common equivalent shares were anti-dilutive and were not included in the E.P.S. calculation.

NOTE 6 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and a director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants are callable when the Company's stock reaches a trading price of $4.50 for twenty consecutive days.


Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

RESULTS OF OPERATIONS

         Net sales for the quarter ended May 31, 1995, increased $1,524,983 or 56% from the quarter ended May 31, 1994. Approximately $1,000,000 of this increase was due to increased sales of 512K x 8 standard commercial products, which represented 43% of sales in the first quarter of fiscal year 1996 compared to 30% of sales in the first quarter of fiscal year 1995. Increased sales of the Company's patented stackable first generation product also contributed to the increased sales. Due to expected technology advances, the Company cannot predict how long the current strong demand for the 512K x 8 product will continue. However, the Company has developed a replacement product which will incorporate the advanced technology. The Company began the fiscal year with a record backlog of $7.1 million. The Company has not booked any significant orders for the "second generation" product, but samples and prototypes are being introduced to the marketplace. While an industry shortage of semiconductor dies has hampered the Company's ability to aggressively market the second generation product, this shortage should not affect the existing backlog. The Company is developing new stackable technologies that will be introduced to the market during fiscal year 1996, although marketing of these products could be affected by the shortage of semiconductor dies.

         Cost of sales as a percentage of sales, for the three month period ended May 31, decreased from 90% in fiscal year 1995 to 75% in fiscal year 1996. During the first quarter of fiscal year 1995, approximately $450,000 was expensed in development and preproduction costs associated with the second generation product, facilities and related overhead which did not generate revenues during the period. With the second generation product development completed, these expenses were not incurred in the current fiscal year. The balance of the decrease in cost of sales can be attributed to increased operating efficiencies associated with the increase in the level of business.

         Selling, general and administrative expense increased in the first quarter of fiscal 1995 by $27,919 or 5% from the first quarter of the prior fiscal year. The slight increase in these expenses was due to payroll costs at full levels for the first quarter in fiscal year 1996 versus at pay-cuts for the first quarter in the prior year first quarter. Additionally, the Company began an advertising campaign and spent approximately $30,000 in the first quarter of fiscal year 1996 introducing new products and existing technologies.

         For the three months ended May 31, 1995, research and development costs decreased $95,920 or 48% from the same quarter in the previous period. The significant decrease is directly attributable to the efforts geared toward the second generation technology development during the first quarter of the prior fiscal year, which was completed in the prior fiscal year. The Company is now developing new products that will benefit future periods.

         For the three months ended May 31, 1995, net interest expense has increased

$17,259 or 40% from the same period in the prior year. This increase is due to less invested capital and increased borrowings for fixed assets and working capital in the current period as compared to the prior period as the Company borrowed $2,000,000 in October 1994 as described in note 6 above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity for the first quarter of fiscal 1996 were cash flow from operations, and use of the proceeds from the $2,000,000 note.

         In October 1994, the Company reached an agreement, with a major shareholder and a director for a $2,000,000 loan. The loan has a five year term with quarterly interest of 8%. The lenders received a security interest in all of the Company assets and five year warrants to purchase one million shares of Company stock at $2.00 per share. The warrants will be callable by the Company at $.001 per warrant when the Company's stock price reaches
$4.50 per share, for 20 consecutive trading days. The proceeds were used to repay outstanding borrowings under the bank line of credit, to expand marketing of the second generation product and for general working capital. Management believes that the Company's present working capital position, together with operational cash flow and the loan will be sufficient to support planned operations.

         In the third quarter of fiscal year 1994, the Company received a $600,000 lease facility to purchase manufacturing equipment. As of November 30, 1994, the Company had drawn all available funds against this facility. Borrowings are repaid monthly over a three year period and bear interest at rates of 8.88% to 9.35% per annum. The Company has no other material capital expenditure plans.

         The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At May 31, 1995 the outstanding principal amount was $846,636.


Item 6   -  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 27.  Financial Data Schedule

            (b)   Reports on Form 8-K.  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENSE-PAC MICROSYSTEMS, INC.
                                   (Small Business Issuer)



    July 10, 1995                         /s/ JAMES G. TURNER
- -------------------------          --------------------------------------------
         Date                      James G. Turner, Chairman of the Board
                                   and Chief Executive Officer



    July 10, 1995                         /s/ WILLIAM M. STOWELL
- -------------------------          --------------------------------------------
         Date                      William M. Stowell, Chief Financial Officer