Form 10QSB
period 1995-08-31
DENSE PAC MICROSYSTEMS INC
filed 1995-10-10
CIK 784770

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1995

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to  ____________________

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

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    [X]           NO    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of common stock, no par value, outstanding as of September 20, 1995 was 14,727,281.

                                                               TOTAL PAGES:  9

                          Dense-Pac Microsystems, Inc.
                                Balance Sheets

                                                                August 31,         February 28,
                                                                   1995               1995
                                                               ------------        -----------
                                                               (Unaudited)
                   ASSETS
Current Assets:
     Cash and cash equivalents                                 $    490,121        $   356,787
     Accounts receivable, net                                     2,047,160          1,901,762
     Inventories                                                  4,229,470          4,347,205
     Other current assets                                           216,152            122,223
                                                               ------------        -----------
           Total current assets                                   6,982,903          6,727,977

Property, net                                                     2,780,991          2,512,641

Technology and marketing rights, net                                445,444            481,840

Other assets                                                         67,262             67,262
                                                               ------------        -----------
                                                               $ 10,276,600        $ 9,789,720
                                                               ============        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current portion of long-term debt                      $    375,553        $   375,553
        Accounts payable                                            930,663          1,170,997
        Deferred revenue                                            564,829            717,023
        Accrued liabilities                                         534,359            332,955
                                                               ------------        -----------
     Total current liabilities                                    2,405,404          2,596,528
                                                               ------------        -----------
     Note payable to related parties                              2,000,000          2,000,000
                                                               ------------        -----------
     Other long-term debt                                           815,257            993,201
                                                               ------------        -----------

     Shareholders' equity
        Common stock                                              9,371,740          9,241,036
        Accumulated deficit                                      (4,315,801)        (5,041,045)
                                                               ------------        -----------
           Total stockholders' equity                             5,055,939          4,199,991
                                                               ------------        -----------
                                                               $ 10,276,600        $ 9,789,720
                                                               ============        ===========

See accompanying notes to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                            Statement of Operations
                                  (Unaudited)


                                                           Quarter ended                     Six months ended
                                                            August 31,                          August 31,
                                                       1995            1994              1995              1994
                                                    ----------       ----------       ----------        -----------
Net Sales                                           $4,439,858       $2,815,957       $8,670,171         $5,521,287
Cost of Sales                                        2,972,861        2,365,827        6,125,573          4,788,855
                                                    ----------       ----------       ----------        -----------
         Gross profit                                1,466,997          450,130        2,544,598            732,432
Selling, general and administrative expenses           820,159          607,748        1,457,587          1,217,257
Research and development                               137,738          143,805          238,153            342,308
                                                    ----------        ---------       ----------        -----------
         Earnings (loss) from operations               509,100         (301,423)        848,858            (827,133)
Other expenses:
    Interest, net                                       62,833           57,805          122,814            100,527
                                                    ----------        ---------       ----------        -----------
Earnings (loss) before income tax provision            446,267         (359,228)         726,044           (927,660)
    Provision for income taxes                             800                               800                800
                                                    ----------        ---------       ----------        -----------
Net income (loss)                                     $445,467        ($359,228)        $725,244          ($928,460)
                                                    ----------        ---------       ----------        -----------

Net earnings (loss) per common share                   $0.03          ($0.02)           $0.05             ($0.06)
                                                    ----------       ----------       ----------        -----------
Weighted average common and common
equivalent shares outstanding
                                                    15,845,000       14,603,000       15,547,000         14,603,000
                                                    ----------       ----------       ----------        -----------





See accompanying notes to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        For the six months ended
                                                                   August 31,               August 31,
                                                                      1995                     1994
                                                                   ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  725,244               $ (928,460)

Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
          Depreciation and amortization                               281,470                  376,236

Changes in operating assets and liabilities:
     Accounts receivable                                             (145,398)                 333,530
     Inventories                                                      117,735                  748,039
     Other current assets                                             (93,929)                  64,106
     Other assets                                                                              (14,839)
     Accounts payable                                                (240,334)                 (28,893)
     Accrued liabilities                                              201,404                  (68,682)
     Deferred revenue                                                (152,194)
     Income taxes payable                                                                       (9,000)
                                                                   ----------               ----------
Net cash provided by (used in) operating activities:                  693,998                  472,037
CASH USED IN INVESTING ACTIVITIES:
     Property additions                                              (513,424)                (601,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net addition (repayment) of short-term bank borrowings
                                                                                               (93,149)
Principal payments on other long-term debt                           (177,944)                (119,499)
Proceeds from issuance on other long-term debt                                                 206,654
Proceeds from Issuance of common stock                                130,704                   12,710
                                                                   ----------               ----------
Net cash provided by financing activities                             (47,240)                   6,716
                                                                   ----------               ----------
NET INCREASE IN CASH                                                  133,334                 (122,817)

CASH AT BEGINNING OF YEAR                                             356,787                  438,628
                                                                   ----------               ----------

CASH AT END OF QUARTER                                             $  490,121               $  315,811
                                                                   ==========               ==========



SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $  125,899               $  102,088
                                                                   ==========               ==========
Income taxes paid                                                  $        0               $    9,800
                                                                   ==========               ==========

                          DENSE-PAC MICROSYSTEMS, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - Dense-Pac Microsystems, Inc. ( the Company ) is engaged in the design, development, manufacture and marketing of a full line of high density, miniaturized memory surface mount components and subsystems for a variety of commercial, industrial and military applications.

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 1995 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of August 31, 1995, the results of operations and its cash flows for the periods ended August 31, 1995 and 1994. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Inventories consisted of the following:

                                                           August 31, 1995          February 28, 1995
                 Raw Materials                               $    960,923              $  1,235,939
                 Work-in-process                                2,535,421                 2,613,057
                 Finished Goods                                   733,126                   498,209
                                                             ------------              ------------
                                                             $  4,229,470              $  4,347,205
                                                             ============              ============

NOTE 4 - Accounting for Income Taxes

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective March 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987.

         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1995 are as follows:

Deferred tax assets:
     Operating loss carryforwards,
         general business credits, etc.                     $   1,925,360
     Inventories                                                  428,433
                                                            -------------
Total gross deferred assets                                 $   2,353,793

Deferred tax liability
     Depreciation and amortization                               (203,185)

Valuation allowance                                            (2,150,608)
                                                            -------------
Net deferred income taxes                                   $      -
                                                            =============


         There was no change in the valuation allowance as of August 31,1995.


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

NOTE 6 - In October 1994, the Company borrowed $ 2,000,000 from a principal shareholder and a director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants are callable when the Company's stock reaches a trading price of $4.50 for twenty consecutive days.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

RESULTS OF OPERATIONS

         Net sales for the quarter ended August 31, 1995, increased $1,623,901 or 58% from the quarter ended August 31, 1995 and for the six months ended August 31, 1995, sales increased $3,148,884 or 57%. The sales increase can be attributed to a significant rise in the sale of the Company's patented stackable first generation product as well as the 512K x 8 standard commercial product, which accounted for approximately 43% of sales in the second quarter and 40% of sales for the six months ended August 31, 1995. Due to expected technology advances, the Company cannot predict how long the current strong demand for the 512K x 8 product will continue. However, the Company has developed a replacement product which will incorporate the advanced technology.

         The Company has introduced prototypes of a supermemory board with up to four times the memory of boards available today known as the SuperSIMM(TM). The Company believes there is a substantial market for this product, but the Company would require additional capital resources to be able to fully exploit this product's potential.

         Cost of sales as a percentage of sales for the three month period ended August 31, 1995 decreased from 84% in fiscal year 1995 to 67% in fiscal year 1996 and for the six months decreased from 87% in fiscal year 1995 to 71% in fiscal year 1996. During the first six months of fiscal year 1995, approximately $750,000 was expensed in development and preproduction costs associated with the second generation product, facilities and related overhead. Due to the inability to obtain specific memory die necessary for the second generation product, the Company is presently unable to market this product.
The balance of the decrease in cost of sales can be attributed to increased efficiencies associated with the increase in the level of business.

         Selling, general and administrative expense increased in the second quarter of fiscal 1996 by $212,411 or 35% from the second quarter of the prior fiscal year. For the six months ended August 31, 1995, these expenses increased $240,330 or 20%. The increase in these expenses was due to payroll costs at full levels for the six month period in fiscal year 1996 compared to reduced levels required by the Company's variable compensation plan for the first quarter in the prior year. Additionally, the Company began an advertising campaign and spent approximately $57,000 in the first six months of fiscal year 1996 introducing new products and existing technologies. Sales commissions have also increased due to the 57% increase in sales for the first six months of fiscal year 1996 as compared to the first six months of fiscal year 1995.

         For the three months ended August 31, 1995, research and development costs decreased $6,067 or 1% from the same quarter in the previous period and for the six months ended August 31, 1995 expenses have decreased $104,155 or 30%. The significant decrease is directly attributable to the efforts geared toward the second generation technology development during the first quarter of the prior fiscal quarter. The Company is continuing to devote resources towards new products.

         For the three months ended August 31, 1995, net interest expense has increased $5,028 or 9% from the same period in the prior year. For the six months ended August 31, 1995, interest expense has increased $22,287 or 22% from the same period in the previous year. This increase is due to less invested capital and increased borrowings for fixed assets and working capital in the current period as compared to the prior period as the Company borrowed $2,000,000 in October 1994 as described in note 8 above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity for the second quarter of fiscal 1996 were cash flow from operations, and use of the proceeds from the $2,000,000 note.

         In October 1994, the Company reached an agreement, with a major shareholder and a director for a $2,000,000 loan. The loan has a five year term with quarterly interest of 8%. The lenders received a security interest in all of the Company assets and five year warrants to purchase one million shares of Company stock at $2.00 per share. The warrants will be callable by the Company at $.001 per warrant when the Company's stock price reaches $4.50 per share, for 20 consecutive trading days. The proceeds of the loan were used to repay outstanding borrowings under the bank line of credit, to expand marketing of the second generation product and for general working capital.

         On September 23, 1995, the market price of the Company's common stock reached $4.50 for twenty consecutive trading days. Accordingly, on September 25, 1995, the Company gave notice to the warrant holders that the Company intended to redeem all of the warrants which remain outstanding and unexercised on October 25, 1995. The Company was advised that the warrant holders intend to exercise the warrants prior to October 25, 1995. If the exercise of the 1,000,000 warrants at $2.00 per warrant occurs, the Company will receive either $2,000,000 cash or retire the $2,000,000 note payable to the lenders or a combination of the two. If a significant portion of the loan is retired in lieu of receiving cash, the Company will seek alternative conventional financing for working capital. Although the Company has adequate working capital and cash flow to support the current level of operations, it requires substantial additional capital resources to support future growth and to be able to exploit new products.

         In the third quarter of fiscal year 1994, the Company received a $600,000 lease facility to purchase manufacturing equipment. As of November 30, 1994, the Company had drawn all available funds against this facility. Borrowings are repaid monthly over a three year period and bear interest at rates of 8.88% to 9.35% per annum.

         The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At August 31, 1995 the outstanding principal amount was $776,083.

PART II

    Item 4 - Submission of Matters to a vote of Security Holders

         1.  (a)  Annual Shareholders' Meeting - August 4, 1995
             (b)  Election of Directors:           Votes For                 Withheld
                     James G. Turner               13,417,370                10,800
                     Roger Claes                   13,417,370                10,800
                     Trude C. Taylor               13,418,370                 9,800
                     Bob Southwick                 13,418,370                 9,800

   Item 6 - Exhibits and Reports on Form 8-K
            (a)  Exhibits
                    27 - Financial Data Schedule
            (b)  Reports on Form 8-K - none




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DENSE-PAC MICROSYSTEMS, INC.
                               (Small Business Issuer)



October 11, 1995                           /s/ James G. Turner
----------------                           -----------------------------------
     Date                                  James G. Turner, Chairman of the
                                           Board and Chief Executive Officer


October 11, 1995                           /s/ William M. Stowell
----------------                           -----------------------------------
     Date                                  William M. Stowell, Chief Financial
                                           Officer