Form 10QSB
period 1995-11-30
DENSE PAC MICROSYSTEMS INC
filed 1996-01-08
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1995

   - Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               ____________________    ____________________

Commission file number 0-14843

                           DENSE-PAC MICROSYSTEMS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         CALIFORNIA                                     33-0033759
(State or other Jurisdiction                          (IRS Employer
Incorporation or Organization)                     Identification No.)

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

                          YES    X                          NO
                              --------                         --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
    The number of shares of common stock, no par value, outstanding as of December 15, 1995 was 15,765,481.


--------------------------------------------------------------------------------

                                                                 TOTAL PAGES:  8

                          DENSE-PAC MICROSYSTEMS, INC.
                                 Balance Sheets



                                                               November 30,                February 28,
                                                                  1995                        1995
                                                               -----------                 -----------
                                                               (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                  $ 1,312,241                  $  356,787
     Accounts receivable, net                                     2,551,111                   1,901,762
     Inventories                                                  5,050,956                   4,347,205
     Other current assets                                           193,068                     122,223
                                                                -----------                  ----------

         Total current assets                                     9,107,376                   6,727,977

Property, net                                                     3,115,259                   2,512,641

Technology and marketing rights, net                                427,246                     481,840

Other assets                                                         67,262                      67,262
                                                                -----------                  ----------
                                                                $12,717,143                  $9,789,720
                                                                ===========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                          $   384,947                  $  375,553
     Accounts payable                                             1,239,379                   1,170,997
     Deferred revenue                                               210,580                     717,023
     Accrued liabilities                                            542,479                     332,955
                                                                -----------                  ----------
         Total current liabilities                                2,377,385                   2,596,528
                                                                -----------                  ----------
Note payable to related parties                                   1,900,000                   2,000,000
                                                                -----------                  ----------
Other long-term debt                                                778,157                     993,201
                                                                -----------                  ----------
Shareholders' equity
    Common stock                                                 11,437,333                   9,241,036
    Accumulated deficit                                          (3,775,732)                 (5,041,045)
                                                                -----------                  ----------
          Total shareholders' equity                              7,661,601                   4,199,991
                                                                -----------                  ----------
                                                                $12,717,143                  $9,789,720
                                                                ===========                  ==========

See accompanying notes to condensed financial statements.

                         DENSE-PAC MICROSYSTEMS, INC.
                           Statement of Operations
                                 (Unaudited)



                                                      Quarter ended                               Nine months ended
                                                        November 30,                                 November 30,
                                                  1995                    1994                  1995              1994
                                               ----------              ----------            ----------        ----------
Net Sales                                      $4,516,778              $2,780,780           $13,186,949        $8,302,067
Cost of Sales                                   3,037,260               2,146,180             9,162,833         6,935,035
                                               ----------              ----------           -----------        ----------
     Gross profit                               1,479,518                 634,600             4,024,116         1,367,032

Selling, general and
     administrative expenses                      717,112                 470,127             2,174,699         1,687,384
Research and development                          171,253                 100,415               409,406           442,723
                                               ----------              ----------           -----------        ----------
     Earnings (loss) from
        operations                                591,153                  64,058             1,440,011          (763,075)

Other expenses:

     Interest, net                                 51,084                  52,388               173,898           152,915
                                               ----------              ----------           -----------        ----------
Earnings (loss) before
     income tax provision                         540,069                  11,670             1,266,113          (915,990)

     Provision for income taxes                                                                     800               800
                                               ----------              ----------           -----------        ----------
Net income (loss)                              $  540,069              $   11,670           $ 1,265,313        $ (916,790)
                                               ==========              ==========           ===========        ==========
Net earnings (loss) per
common shares outstanding                           $0.03                      --           $      0.08        $    (0.06)
                                               ==========              ==========           ===========        ==========
Weighted average common and
    common equivalent shares
    outstanding                                16,288,000              14,800,000            15,596,000        14,622,000
                                               ==========              ==========           ===========        ==========





See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statement of Cash Flow
                                  (Unaudited)


                                                              For the nine months ended
                                                          November 30,         November 30,
                                                             1995                  1994
                                                          ------------         ------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net income (loss)                                          $1,265,313            $ (916,790)

Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Depreciation and amortization                               423,280               569,534

Changes in operating assets and liabilities:
    Accounts receivable                                      (649,349)              155,628
    Inventories                                              (703,751)              128,355
    Other current assets                                      (70,845)               54,571
    Other assets                                                                    (14,839)
    Accounts payable                                           68,382                99,883
    Accrued liabilities                                       209,524              (110,045)
    Deferred revenue                                         (506,443)
    Income taxes payable                                                             (9,000)
                                                           ----------            ----------
Net cash provided by (used in) operating
     activities:                                               36,111               (42,703)
                                                           ----------            ----------
CASH USED IN INVESTING ACTIVITIES:
   Property additions                                        (971,304)             (786,697)
                                                           ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net additions (repayment) of short-term bank
     borrowings                                                                    (683,149)
    Principal payments on other long-term debt               (305,650)
    Proceeds from issuance on other long-term debt                                2,206,654
    Proceeds from warrants                                  1,900,000              (160,787)
    Proceeds from issuance of common stock                    296,297                29,264
                                                           ----------            ----------
Net cash provided by financing activities                   1,890,647             1,391,982
                                                           ----------            ----------
NET INCREASE IN CASH                                          955,454               562,582

CASH AT BEGINNING OF YEAR                                     356,787               438,628
                                                           ----------            ----------
CASH AT END OF QUARTER                                     $1,312,241            $1,001,210
                                                           ==========            ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                         $  184,081            $  152,382
                                                           ==========            ==========
     Income taxes paid                                     $      800            $    9,800
                                                           ==========            ==========


See accompanying notes to condensed financial statements.

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

NOTE 2  -  As contemplated by the Securities and Exchange Commission under
Item 310(b) of Regulations S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The report on Form 10-QSB for the period ended November 30, 1995 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of November 30, 1995, the results of operations and its cash flows for the periods ended November 30, 1995 and 1994. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3  -  Inventories consisted of the following:

                                 November 30, 1995    February 28, 1995
            Raw materials            $1,346,870           $1,235,939
            Work-in-process           2,878,148            2,613,057
            Finished goods              825,938              498,209
                                     ----------           ----------
                                     $5,050,956           $4,347,205
                                     ==========           ==========

NOTE 4  -  Accounting for Income Taxes

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

         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1995 are as follows:

          Deferred tax assets:
            Operating loss carryforwards,
              general business credits, etc.               $1,925,360
            Inventories                                       428,433
                                                           ----------
          Total gross deferred assets                       2,353,793
          Deferred tax liability -
            Depreciation and amortization                    (203,185)

          Valuation allowance                              (2,150,608)
                                                           ----------
          Net deferred income taxes                        $        0
                                                           ==========

         There was no change in the valuation allowance as of November 30, 1995.

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

NOTE 6 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants were callable when the Company's stock reached a trading price of $4.50 for twenty consecutive days. On October 10, 1995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and canceled $100,000 of debt. The Company also renegotiated the interest rate on the $1,800,000 note to a rate of 5% per annum.


Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.


RESULTS OF OPERATIONS

         Net sales for the quarter ended November 30, 1995 increased $1,735,998 or 62% from the quarter ended November 30, 1994 and for the nine months ended November 30, 1995, sales increased $4,884,882 or 59%. The sales increase can be attributed to a significant rise in the sale of the Company's patented stackable first generation product as well as the 512K x 8 standard commercial product, which accounted for approximately 26% of sales in the third quarter and 37% of sales for the nine months ended November 30, 1995. Due to expected technology advances, the Company cannot predict how long the current demand for the 512Kx8 product will continue. However, the Company has developed a replacement product which will incorporate the advanced technology.

         The Company has introduced a supermemory board with up to four times the memory of boards available today known as the SuperSIMMTM. The Company believes there is a substantial market for this product and has begun sampling the product to potential customers. Depending on the response to the marketing of this product, the Company may need additional capital to fully exploit the potential market for this product.

         Cost of sales as a percentage of sales, for the three month period ended November 30, 1995 decreased from 77% in fiscal year 1995 to 67% in fiscal year 1996 and for the nine months decreased from 84% in fiscal year 1995 to 69% in fiscal year 1996. During the first six months of fiscal year 1995, approximately $750,000 was expensed in preproduction costs associated with the second generation product, facilities and related overhead. Due to the inability to obtain specific memory die necessary for the second generation product, the Company is presently unable to market this product. The balance of the decrease in cost of sales can be attributed to increased efficiencies associated with the increase in the level of business and the various margins in the products that the Company sells.

         Selling, general and administrative expense increased in the third quarter of the prior fiscal year by $246,985 or 52% from the third quarter of the prior fiscal year. For the nine months ended November 30, 1995, these expenses increased $487,315 or 29%. The increase in these expenses was due to payroll costs at full levels for the nine month period in fiscal year 1996 compared to reduced levels required by the Company's variable compensation plan for the first quarter in the prior year. Additionally, the Company began an advertising campaign and spent approximately $71,000 in the first nine months of fiscal year 1996 introducing new products and existing technologies. Sales commissions have also increased due to the 59% increase in sales for the first nine months of fiscal year 1996 as compared to the first nine months of fiscal year 1995.

         For the three months ended November 30, 1995, research and development costs increased $70,838 or 71% from the same quarter in the previous period and for the nine months ended November 30, 1995 expenses have decreased $33,317 or 8%. The increase in the third quarter is due to the fact that the Company is designing and developing numerous new products for the military as well as the commercial marketplace. While the SuperSIMMTM module is fully developed, the Company is continuing to develop products that will enhance the Company's position in the marketplace. The decrease in the nine month period is directly attributable to the efforts geared toward the second generation technology development during the first quarter of the prior fiscal quarter.

         For the three months ended November 30, 1995, net interest expense has decreased $1,304 or 2% from same period in the prior year. For the nine months ended November 30, 1995, interest expense has increased $20,983 or 14% from the same period in the previous year. This increase is due to less invested capital and increased borrowings for fixed assets and working capital in the current period as compared to the prior period as the Company borrowed $2,000,000 in October 1994 as described in Note 8 above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity for the third quarter of fiscal 1996 were cash flow from operations and $1.9 million cash received from the exercise of warrants in October 1995.

         In consideration for a major shareholder's agreement to exercise warrants for $1.8 million cash rather than cancellation of a loan, in October 1995 the interest rate on the loan was reduced from 8% to 5% per annum and the Company issued to the shareholder five year warrants to purchase 375,000 shares at a price to be determined by August 1, 1996. The warrants will be callable when the common stock trades at $2.00 above the warrant exercise price.

         At November 30, 1995, the Company had a $1.8 million loan payable to a major shareholder with the interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly and the principal due in October 1999. These loans are secured by all of the Company's assets, except that as part of the loan renegotiation described above, the shareholder agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable.

         In the third quarter of fiscal year 1996, the Company received a new $250,000 lease facility to purchase manufacturing equipment. The Company intends to utilize this facility in the fourth quarter of FY'96. At November 30, 1995, the Company had aggregate borrowing under equipment lease facilities of $355,347 of which are repaid monthly over a three year period and bear interest at rates of 8.88% to 9.35% per annum.

         The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At November 30, 1995 the outstanding principal amount was $776,083.

         At November 30, 1995, the Company had working capital of $6,730,000 and no bank lines or other sources of capital. Although the Company has adequate working capital and cash flow to support the current level of operations, it requires substantial additional capital resources to support future growth and to be able to exploit the SuperSIMMTM product (primarily to finance inventory purchases) and other new product offerings. Accordingly, the Company is seeking a $1,000,000 accounts receivable line of credit and is exploring other sources of financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing or that such financing as may be available will be on terms that are acceptable.

         Item 6  -  Exhibits and Reports on Form 8-K

                 (a)  Exhibits  -  Schedule 27  -  Financial Data Schedule

                 (b)  Reports on Form 8-K
                      - October 23, 1995 - Renegotiated terms of $1,800,000 note with Euroventures Benelux II




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                          DENSE-PAC MICROSYSTEMS, INC.
                            (Small Business Issuer)




         January 3, 1996                             s/s    James G. Turner
----------------------------------                 ----------------------------------
              Date                                  James G. Turner, Chairman of the
                                                    Board and Chief Executive Officer



         January 3, 1996                             s/s   William M. Stowell
----------------------------------                 ----------------------------------
              Date                                         William M. Stowell,
                                                         Chief Financial Officer