Form 10KSB
period 1996-02-29
DENSE PAC MICROSYSTEMS INC
filed 1996-05-28
CIK 784770

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] For the fiscal year ended February 29, 1996,

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from _________ to _________.

Commission file number:  0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

           CALIFORNIA                                          33-0033759
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                             Identification No.)

            7321 LINCOLN WAY
        GARDEN GROVE, CALIFORNIA                                 92641
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (714) 898-0007

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:  YES  X    NO
                   ---     ---
      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The Issuer's revenues for its most recent fiscal year were $18,006,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on May 2, 1996 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $77,917,120.

      Issuer's Common Stock outstanding at May 2, 1996: 16,846,181 shares.

                      Documents Incorporated By Reference

      Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:         BUSINESS

      For a discussion of certain factors which may affect the Company's business, see "Cautionary Statements" beginning at page 13 of this Report.

General

      Dense-Pac Microsystems, Inc. ("Dense-Pac" or the "Company") designs, develops, manufactures and markets a broad line of standard and custom monolithic memories and memory/logic modules and subsystems. The Company's products are used in a variety of military, industrial and commercial applications where high memory density, high performance and high reliability are required. Typical product applications are in the areas of communications, medical instrumentation, missiles, avionics and space satellites.


      The Company's products are designed to improve performance and reliability at the system level by reducing space, weight and power requirements. The Company procures silicon from a variety of semiconductor foundries and incorporates the silicon die into high density products utilizing the latest process technology and the Company's advanced package designs. The Company's products range from monolithic semiconductors to the patented, high density, three-dimensional "Dense-Stack" product line.

      The majority of the Company's products are memory related. A memory module is a miniaturized memory subsystem which can consist of up to 64 memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. The Company's proprietary packaging technology enables memory systems to be designed with up to 10 or more times the amount of memory in a given area as can be accomplished with conventional packaging techniques. For example, a memory system which would require 20 square inches of printed circuit board using conventional packaging techniques, can be packaged by the Company in a memory module less than two square inches in size. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well as their mating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced. The Company also offers programmable logic products that offer similar space savings to its customers.

      High density packaging is used in numerous applications within the electronics industry. Improved performance and reliability in increasingly smaller packages has been a continuous trend in electronics. During the past 20 years, advances have been made in reducing size and increasing performance at the integrated circuit level (LSI, VLSI, etc.). However, high pin count, complex semiconductors with adequate test methods have reached levels that are both difficult and costly to achieve. The Company's packaging technologies address the market's need to both reduce the size and improve the performance of memory products.

      In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density chips to achieve the same performance levels of newer, more expensive high density chips. For example, one of the Company's products is a 64 Meg DRAM emulator which uses four 16 Meg DRAMS to provide the same memory as a single 64 Meg DRAM chip. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 16 Meg DRAMs) instead of a single expensive state-of-the-art semiconductor chip (e.g., 64 Meg DRAM).

      Dense-Pac is also able to offer customers leading edge memory products by packaging the highest memory chips available. For example, the SuperSIMM module provides a gigabit of memory by stacking 16 Meg DRAM chips, a level of memory which no single chip can currently provide. Because of the rapid technological advances in the semiconductor industry, however, the Company's products are subject to obsolescence or price erosion as new chips with the same or greater density as the Company modules are continuously introduced. This results in the Company's products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.


3-D Stacking Products

      In September 1990 the Company was awarded a patent on a new packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what was available in the market. In three-dimensional packaging, individual memory chips are stacked one on the other, and vertically interconnected. The Company's "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by dramatically expanding memory capacity and speed on less circuit board space.
For example, this stacking technology permits the Company to package 32 megabytes of memory in a three-dimensional package measuring just 1.4" x 2.0" x
 .8". This technique, which increases memory board density by a factor of 20 over conventional packaging techniques, has particular advantages in applications where high memory capacity and space are critical, such as portable computers and communications devices.

      The Company commenced shipments of its first generation "Dense- Stack" products in fiscal year 1991. The first generation stacking products are manufactured on ceramic substrates to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high industrial applications such as satellites and deep well drill bits. The products are available in multiple speed ranges of SRAM, flash and DRAM.

      In fiscal year 1995 the Company developed a second generation stacking product for commercial applications where space, savings and high memory density are critical, such as cellular telephones, portable and palm-top computers, interactive communications, and medical instruments. This technology represents a four times improvement in density and a 75% reduction in manufacturing costs compared to the first generation products. The second generation products can be utilized directly in emerging multi-chip MCM module applications or encapsulated in plastic for use on conventional printed circuit boards. The Company has not been able to market the second generation product because the sole supplier ceased production of the SRAM die that was designed into the product. The Company believes that the second generation technology remains valid and it may redesign this product to incorporate new die technology when market conditions are appropriate.

      During fiscal year 1996 the Company introduced a third generation of commercial stacking products based on its three-dimensional packaging technology. One of these new products is the SuperSIMM, a super memory board which quadruples the memory available with a standard SIMM (single inline memory module). The SuperSIMM is constructed of 16 stacks of four standard 16 MEG DRAM chips, mounted on an industry standard 72 pin substrate. The SuperSIMM provides a gigabit of memory when plugged into the same size slot of a high-end workstation used by a SIMM. The highest density SIMM modules currently provide 256 megabit of memory. The SuperSIMM module is about the size of a 1/2-inch thick business card.

      The SuperSIMM is targeted at high-end workstations, network servers, solid state disk and data markets, and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. High-end workstations produced by Sun, IBM, Hewlett Packard, Digital and Silicon Graphics have multiple slots for SIMM modules which would also accommodate the Dense-Pac SuperSIMM module.

      The third generation stacking products can also combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors to improve performance and versatility.

Standard Products

      The Company offers a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs) electrically erasable programmable read-only memories (EEPROM's), including newly developed flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of the Company's products, prices range from less than $100 for single 256k bit modules to several thousand dollars for high-end military specification 1 megabyte (l024k x 8) modules.


Custom Design Capabilities

      Many of the Company's customers require product packaging which meets specialized density, size and performance standards. Accordingly, an important aspect of the Company's business is its ability to custom design and manufacture modules to meet a customer's specifications. In most cases, the Company retains ownership of the custom designs for prototype products and therefore is able to offer such designs to other customers as standard products. Thus, the Company's custom design capabilities also provide it with an ongoing source of new standard products.


Patents and Technology Rights

      The Company's first generation, three-dimensional stacking technology is the subject of a United States patent which expires in 2007. In 1993, the Company was awarded a U.S. patent on certain aspects of its second generation three-dimensional technology which expires in 2010. There can be no assurance that these patents will afford the Company's products any competitive advantage, that they will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

      The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years. The Company's success depends on its ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

      In order to obtain large orders for the Dense-Stack products from OEMs, the Company may be required to provide manufacturing licenses to third parties as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly with the Company for customers.

Marketing and Customers

      The Company markets its products to military, aerospace and commercial customers that require high reliability, high density and high performance. The Company's military/aerospace customers use the Company's products in high performance weapons, avionics and communications systems. Commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition, a higher risk of inventory obsolescence and lower margins. The commercial market is also characterized by more rapid product innovation in response to new technologies. As a result, commercial products have approximately a two to four-year life, whereas military/aerospace products have a four to eight-year or longer life. In addition, the Company is required to carry significant levels of inventory before orders are received in order to meet the short delivery requirements of commercial customers.

      The Company markets its products throughout the world directly through its own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made directly to the customer by the Company. The sales representatives receive a commission on sales of the Company's products within their territories. In fiscal years 1996 and 1995, approximately 23% and 27%, respectively, of the Company's sales were export sales, primarily to Western Europe. Foreign sales are in U.S. dollars.


Manufacturing and Supplies

      The principal components of a memory module are semiconductor memory chips and the ceramic or plastic substrates on which they are mounted. The Company purchases unpackaged chips from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. The Company has the unpackaged chips packaged in LCCs by various assembly houses. The Company then performs final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

      Dense-Pac electronically tests its products at various stages in the assembly process to meet military or other customer specifications and performs high temperature burn-in on military, avionics and industrial grade products.

      Ceramic substrate products are hermetically sealed, resulting in a product which can withstand extreme temperature ranges and exposure to adverse environmental conditions such as moisture and corrosives. Ceramic products are typically used in military and aerospace applications. Plastic substrate products, because they use plastic-molded parts, are lower cost, have a shorter life span and are used in benign environments. Plastic products are typically used in commercial applications such as robotics, medical instrumentation, test equipment, portable computers and cellular phones.

      The Company purchases raw materials and components from several key material suppliers, but does not have any supply agreements. Although alternative suppliers are available, a significant unplanned event at a major supplier or assembly house could have a short-term adverse impact on the Company's operations. The market for memory devices is characterized by periodic shortages which can adversely impact the Company's costs and/or ability to timely ship products.


Defense-Related Subcontracts

      A portion of the Company's sales are derived from defense-related subcontracts. As a result, the Company is subject to business risks resulting from federal budgeting constraints, changes in governmental appropriations and changes in national defense policies and priorities, and termination, reduction or modification of contracts for the convenience of the government. Many of the programs in which the Company participates as a subcontractor may extend for several years, but since the Government funds contracts on a year-to-year basis, the Company's business is dependent on annual appropriations and funding of new and existing contracts.


Competition

      The Company does not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, the Company focuses on niche markets where the customer's requirements allow the Company to utilize its unique engineering and packaging skills to maintain a high value added content. Dense-Pac's direct competition includes specialty memory module assembly companies such as Electronic Designs, Inc. and Integrated Circuits, Inc. Semiconductor firms such as Integrated Device Technology, Inc., Mitsubishi Corp., Fujitsu Ltd. and Harris Semiconductor also compete in the memory module marketplace. Such companies, however, are not typically direct competition to the specialty assembly houses such as the Company due to their large production run requirements (attributable to extensive automation) and the fact that they use only their own semiconductors. Dense-Pac, on the other hand, manufactures memory modules which incorporate whichever semiconductor components are best suited to meet the customer's requirements.

      According to industry sources, there are more than 30 companies worldwide developing or marketing three dimensional packaged products, including IBM, Irvine Sensors, Texas Instruments, Thompson CSF, Mitsubishi, Motorola, Staktek, Cubic Memory, and Stac Electronics Inc.

      The principal competitive factors in the memory module market include product reliability, product performance characteristics, the ability to meet the customer's product needs and delivery requirements, and price. Dense-Pac believes it competes favorably with respect to all of these factors. The Company's commercial business is characterized by more intense competition, with the most important factors being price and the ability to meet short development and delivery schedules. Many of Dense-Pac's competitors have greater financial, technical and personnel resources than the Company.


Employees

      At May 2, 1996, the Company had 93 full-time employees, of which 11 were engaged in engineering, 55 in manufacturing, production and testing, 7 in quality assurance, 9 in marketing/sales and 11 in management and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.


ITEM 2:         PROPERTIES

      The Company's executive offices and manufacturing facilities consist of 21,350 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2001 and provides for an effective monthly rent of $10,900. The Company believes that its facilities are adequate to meet its foreseeable needs.


ITEM 3:         LEGAL PROCEEDINGS

      In December 1993, the Company was named as a co-defendant along with an employee in a suit filed in the Superior Court of the State of California, County of Orange. The plaintiff claimed damages resulting from an alleged altercation between the plaintiff and a Company employee. The suit was settled in March 1996 for a nominal sum which was paid by the Company's insurance carrier.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                                    PART II

ITEM 5:         MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

      The Company's Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." It previously traded on the Nasdaq Small Cap Market. The following table sets forth the high and low closing bid prices of the Common Stock on the Nasdaq Small Cap Market for the periods indicated as reported by Nasdaq. Quotations on the Nasdaq Small Cap Market are inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                         High             Low
                                         ----             ---
Fiscal Year 1995:
  Quarter Ended
         May 31, 1994                    $2-5/8          $1-1/2
         August 31, 1994                  2-1/2           1-5/32
         November 30, 1994                3-3/16          2-1/16
         February 28, 1995                2-5/8           1-15/16

Fiscal Year 1996:
  Quarter Ended
         May 31, 1995                     2-7/16          1-3/4
         August 31, 1995                  4-11/16         1-15/16
         November 30, 1995                7-7/16          4-3/8
         February 29, 1996                6-11/16         5-3/8


      As of May 2, 1996, the Company had 325 shareholders of record, and over 1,000 beneficial shareholders, based on information provided by the Company's transfer agent.

      The Company has not paid any dividends and it does not expect to pay any dividends in the foreseeable future. There are currently no contractual or other restrictions affecting the Company's ability to pay dividends.

ITEM 6:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The Company's sources of liquidity during fiscal year 1996 were cash flow from operations and $1.9 million cash proceeds from the exercise of warrants in October 1995. The Company experienced negative cash flow from operations for the entire fiscal year of $576,907 due to a $1,673,060 increase in accounts receivable and a $803,901 increase in inventories which resulted from the growth in sales.

      Cash used for investing activities consisted of approximately $662,000 of capitalized engineering labor and approximately $620,000 for the purchase of engineering and test equipment, computers, machinery and tooling. The Company has no material commitments for capital expenditures in fiscal year 1997.

      At February 29, 1996, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's assets, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

      The Company also has a loan from a Belgian bank due November 2000 which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment and interest is payable semi-annually. At February 29, 1996, the outstanding principal amount was $705,530. Principal and interest payments on this loan totalled $218,000 in fiscal 1996.

      The Company's working capital at February 29, 1996 was $11,125,604. In fiscal year 1997 the Company expects to see growth in its existing product lines, in particular the first generation products. The Company also believes that the new third generation commercial stacking products will contribute to sales in the second half of the fiscal year, although the anticipated sales prices of these new products have been negatively affected by the recent decrease in DRAM prices. The sources of liquidity to support growth in fiscal year 1997 (principally to finance increased inventories and accounts receivable) are the $4.3 million net proceeds obtained from the sale of 900,000 shares of Common Stock in February 1996 and cash flow from operations. The Company is also seeking a bank line of credit of $2 to $3 million. The Company believes that it has the financial resources to meet its business requirements for the foreseeable future.

Results of Operations

      Fiscal 1996 Compared to Fiscal 1995.

      Fiscal year 1996 net sales of $18,006,091 increased by $6,511,382 (57%) over fiscal year 1995 sales of $11,494,709. These results reflected an increase in the first generation stack modules of over $4,000,000 compared to the prior year due to increased market penetration of these ceramic stackable chip products as well as new technology and improved density in such product. The first generation products represented approximately 35% of net sales in fiscal year 1996 compared to 33% of net sales in fiscal year 1995. Additional sales also resulted from continued strong demand for the 512kx8 standard commercial product, which represented approximately 34% of net sales in fiscal year 1996, compared to approximately 30% in fiscal year 1995. Sales of this product increased by $2,800,000 due to opportunities generated through new distribution arrangements and the availability of stock on had to support quick turn business. Due to technology advances, the Company expects to experience a significant decline in sales of 512kx8 standard products in fiscal year 1997. While the Company has developed a replacement product which incorporates the advanced technology, the market acceptance of such new product cannot be predicted. Foreign sales increased approximately $1,000,000 as the Company was successful in obtaining several new representatives to sell the Company's products into new foreign markets. Foreign sales represented 23% of net sales in fiscal year 1996 compared to 27% of net sales in fiscal year 1995.

      Costs of sales for fiscal year 1996 was $12,935,789 (72% of sales), an increase of $3,828,035 (42%) over fiscal year 1995 cost of sales of $9,107,754 (79% of sales). Approximately $1,000,000 of cost of sales in fiscal year 1995 related to preproduction costs associated with the second generation technology. Without such expenses, cost of sales as a percentage of sales for fiscal year 1995 would have been approximately 71%. Despite the increased sales in fiscal year 1996, cost of sales as a percentage of sales in fiscal year 1996 compared to fiscal year 1995 (excluding the effect of the second generation pre-production costs) did not decrease due to lower margins attributable to commercial products and approximately $80,000 of additional compensation resulting from the Company's variable compensation plan. See Note 13 of the Financial Statements for a description of this plan.

      Selling, general and administrative expenses increased by $380,744 (16%) from $2,398,057 in fiscal year 1995 to $2,778,801 in fiscal year 1996. The increase was due to payments under the variable compensation plan of approximately $169,000 during fiscal year 1996 compared to no such payments in the prior fiscal year. In addition, bonuses under the Management Bonus Plan of approximately $186,500 were accrued for fiscal year 1996 compared to $19,706 in fiscal year 1995. See Note 13 of the Financial Statements for a description of the bonus plan. Due to the greater rate of growth of net sales, selling, general and administrative expenses decreased as a percentage of net sales from 21% of net sales in fiscal year 1995 to 15% of net sales in fiscal year 1996.

      Research and development expense remained essentially unchanged in fiscal year 1996 as compared to fiscal year 1995.

      Net interest expense increased by $28,188 (14%) from $196,167 in fiscal year 1995 to $224,355 in fiscal year 1996 because a related party note was outstanding for the entire fiscal year rather than a partial year in fiscal year 1995 and the Company entered into an additional lease relating to new equipment in fiscal year 1996.

      In the fourth quarter of fiscal year 1996 the Company recognized a $150,000 deferred tax benefit as a result of the availability of operating tax loss carryforwards and the expected utilization of those carryforwards. In the prior fiscal year, the Company reversed $300,000 of a deferred tax benefit which had been recorded in fiscal year 1994.

      Fiscal 1995 Compared to Fiscal 1994.

      Fiscal year 1995 net sales of $11,494,709 increased by $290,012 (3%) over fiscal year 1994 sales of $11,204,697. This increase reflected a slight growth in sales of the Company's first generation product line from the previous year, principally in the European market. The first generation product line represented approximately 33% of the Company's sales in fiscal year 1995 compared to 25% of sales in fiscal year 1994. Foreign sales increased from 18% of sales in fiscal year 1994 to 27% of sales in fiscal year 1995. The Company also continued to experience strong demand for 512K x 8 standard memory products, which represented approximately 30% of sales, and the Company increased its customer base over the prior year.

      Cost of sales for fiscal year 1995 was $9,107,754 (79% of sales), an increase of $1,547,997 (20%) over fiscal year 1994 cost of sales of $7,559,756 (67% of sales). Approximately $1,000,000 of the increase in cost of sales was due to preproduction costs associated with the second generation product line, facilities and related overhead, which did not generate significant revenue during the fiscal year. The balance of the increase in cost of sales was due to increased material costs due to a change in product mix and higher manufacturing costs.

      Other costs in fiscal year 1995 consisted of a one-time charge of $1,668,638 recorded in the fourth quarter in connection with the discontinuation of certain product lines. The Company decided to discontinue low volume, older technology product lines in order to concentrate on the higher density memory products demanded by the market. The charge included a write-down of capitalized engineering costs ($830,040), a write-off of inventories ($772,661) and a write-off of certain other costs ($65,937). The write-down of capitalized engineering costs was in part due to a change in the estimate of the useful life of such costs from five years to three years.

      Selling, general and administrative expense remained essentially unchanged in fiscal year 1995 compared to fiscal year 1994.

      Research and development expense increase by $176,214 (43%) from $406,779 in fiscal year 1994 to $582,993 in fiscal year 1995. This increase was due to the Company's efforts to finish the second generation product development while at the same time concentrating on developing new products for the future. Two individuals, whose sole responsibility is to conduct research and development for new products, were hired during fiscal year 1995.

      Net interest expense increased by $89,916 (85%) from $106,251 in fiscal year 1994 to $196,167 in fiscal year 1995, due to an increase in borrowings, primarily to finance new equipment.

      In the fourth quarter of fiscal year 1995 the Company established a valuation allowance of $300,000 for a deferred tax benefit recorded in fiscal year 1994 due to the uncertainty of the recoverability of the deferred tax benefit.

                             CAUTIONARY STATEMENTS

      Statements in this Report which are not historical facts, including statements about the Company's business strategy and expectations about new and existing products and technologies or market characteristics and conditions, are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, the factors described below which could cause actual results to differ from those contemplated by the forward-looking statements.

Product Development and Technological Change

      The semiconductor and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. The Company's memory products are subject to obsolescence or price erosion because semiconductor manufacturers are continuously introducing chips with the same or greater memory density as the Company's modules. As a result, memory products typically have a product life of only three to five years.

      The Company's future success depends on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. For example, pre-production delays associated with the second generation Dense-Stack product line caused the Company to lose its source of acceptable SRAM die because the supplier discontinued production of the die that the second generation product had been designed for. The Company believes that the second generation technology remains valid and it may redesign this product to incorporate new die technology when market conditions are appropriate.

      There can be no assurance that the Company will be successful in its product development or marketing efforts, or that the Company will have adequate financial or technical resources for future product development and promotion.

Uncertainty of Market Acceptance or Profitability of New Products

      The introduction of the SuperSIMM product or other new products which the Company may introduce in the future will require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of the SuperSIMM product, the Company will have to make substantial investments in inventory and increase production rates. The Company has limited marketing capabilities and resources and is dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of its products. There can be no assurance that the SuperSIMM product or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence or price erosion resulting from competition or other factors.

Parts Shortages and Dependence on Suppliers

      The semiconductor industry is characterized by periodic shortages of parts which have in the past and may in the future negatively affect the Company's operations. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, but it has no long-term supply contracts with any of them. For example, the Company was not able to market its second generation Dense-Stack product when it lost its source of SRAM die. Due to the cyclical nature of the semiconductor industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of the Company's products, increase its cost of goods sold and have a material adverse effect on its business, financial condition and results of operations.

Dependence on Defense-Related Business

      The Company has historically derived a substantial portion of its revenues from defense-related contracts. As a result, the Company's business has been impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, although such products generally have lower margins than defense-related products.

Patent Rights

      The Company's ability to compete effectively is dependent on its proprietary know-how, technology and patent rights. The Company holds U.S. patents on certain aspects of its 3-D stacking technology and has applied for additional patents. There can be no assurance that the Company's patent applications will be approved, that any issued patents will afford the Company's products any competitive advantage or will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

Management of Growth

      The Company intends to use the net proceeds of approximately $4.3 million from a private offering of Common Stock completed in February 1996 to finance expected growth. Successful expansion of the Company's operations will depend on, among other things, the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage growth. To manage growth effectively, the Company will have to continue to implement and improve its operational, financial and management information systems, procedures and controls. As the Company expands, it may from time to time experience constraints that will adversely effect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely effect the Company's financial condition and results of operations.

Competition

      Numerous memory companies are in the process of developing three-dimensional products, including IBM, Irvine Sensors, Texas Instruments, Mitsubishi, Motorola, Staktek, Cubic Memory and Thompson CSF in France. Many of such companies have substantially greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.

Manufacturing Licenses

      In order to obtain large orders for the its commercial products from OEMs, the Company may be required to provide royalty-free manufacturing licenses to third parties as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly with the Company for customers. As a result, the Company could become dependent on the efforts and abilities of its licensees, if any, to manufacture and market its products.


ITEM 7:         FINANCIAL STATEMENTS

      The Company's Financial Statements are included in this report commencing at page F-1.


ITEM 8:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The required information is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 Reports" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 10: EXECUTIVE COMPENSATION

      The required information is incorporated herein by reference to the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      The required information is incorporated herein by reference to the section entitled "Ownership of Common Stock" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The required information is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV


ITEM 13:        EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits

               3.1     Articles of Incorporation, as amended (1)

               3.2     By-laws, as amended (1)

              10.1 Letter dated December 4, 1990 from Kreidietbank regarding $1,270,000 loan (2)

              10.2 Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1995.

      *       10.3     1996 Stock Option Plan

      *       10.4     1985 Stock Option Plan, as amended (3)

      *       10.5     Management Bonus Plan For Fiscal Year 1996 - See
                       Note 13 of the Financial Statements

      *       10.6     Form of Indemnification Agreement with officers and
                       directors (3)

              10.7     Loan Agreement and Security Agreement dated
                       October 12, 1994 between the Company and Euroventures Benelux II B.V. and Trude C. Taylor (4)

              10.8 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor (5)

              10.9 Warrant Agreement and Addendum to Loan Agreement effective as of October 23, 1995, between the Company and Euroventures Benelux II B.V. (6)

      *       10.10    Management Bonus Plan for fiscal year 1997

              23.1     Independent Auditors' Consent

              27.1     Financial Data Schedule

_________________

               * Management contracts, compensation plans and arrangements.

              (1) Incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

              (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

              (3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.

              (4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       November 30, 1994.

              (5) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-87704) filed on December 22, 1994.

              (6) Incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.

(b)             Reports on Form 8-K

      A Current Report on Form 8-K, Date of Event: February 8, 1996, filed on February 29, 1996, reported a completed private placement of securities under Item 5, Other Events.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DENSE-PAC MICROSYSTEMS, INC.




Date:  May 28, 1996                               By:    /S/ James G. Turner
                                                         -------------------
                                                         James G. Turner
                                                         Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ James G. Turner               Chairman of the Board,            May 28, 1996
- -------------------------         Chief Executive Officer
James G. Turner                   and President (Principal
                                  Executive Officer)

/S/ William M. Stowell            Vice President-Finance,           May 28, 1996
- -------------------------         Chief Financial Officer
William M. Stowell                and Secretary (Principal
                                  Financial and Accounting
                                  Officer)

/S/ Roger Claes                   Director                          May 28, 1996
- -------------------------
Roger Claes



/S/ Robert Southwick              Director                          May 28, 1996
- -------------------------
Robert Southwick



/S/ Trude C. Taylor               Director                          May 28, 1996
- -------------------------
Trude C. Taylor

[DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc.:

We have audited the accompanying balance sheets of Dense-Pac Microsystems, Inc. (the Company) as of February 29, 1996 and February 28, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dense-Pac Microsystems, Inc. as of February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
- -------------------------
Costa Mesa, California
May 3, 1996

DENSE-PAC MICROSYSTEMS, INC.

BALANCE SHEETS
AS OF FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------


                                                                 1996          1995

ASSETS
CURRENT ASSETS:
Cash                                                          $ 4,579,840   $  356,787
Accounts receivable, net of allowance for doubtful accounts
  of $40,000 in 1996 and 1995                                   3,574,822    1,901,762
Inventories (Notes 1 and 2)                                     5,151,106    4,347,205
Deferred income taxes (Note 10)                                   150,000
Prepaid expenses and other current assets                         287,075      122,223
                                                              -----------   ----------

      Total current assets                                     13,742,843    6,727,977

PROPERTY, net (Notes 1, 3 and 5)                                3,448,860    2,512,641

TECHNOLOGY AND MARKETING RIGHTS, net (Note 1)                     409,048      481,840

OTHER ASSETS                                                       67,262       67,262
                                                              -----------   ----------

                                                              $17,668,013   $9,789,720
                                                              ===========   ==========


See accompanying notes to financial statements.                              F-2

DENSE-PAC MICROSYSTEMS, INC.

BALANCE SHEETS
AS OF FEBRUARY 29, 1996 AND FEBRUARY 28, 1995 (CONTINUED)
- --------------------------------------------------------------------------------

                                                                  1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 5)                    $   413,851    $   375,553
Accounts payable                                                1,568,907      1,170,997
Deferred revenue (Note 7)                                                        717,023
Accrued compensation                                              572,499        296,288
Other accrued liabilities                                          61,982         36,667
                                                              -----------    -----------

      Total current liabilities                                 2,617,239      2,596,528

NOTES PAYABLE DUE TO RELATED PARTIES (Note 6)                   1,900,000      2,000,000

LONG-TERM DEBT (Note 5)                                           699,134        993,201

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 6, 9 and 11):
Common stock, no par value; authorized, 20,000,000 shares;
   issued and outstanding, 16,748,231 and 14,625,531 shares
   in 1996 and 1995, respectively                              15,795,004      9,241,036
Accumulated deficit                                            (3,343,364)    (5,041,045)
                                                              -----------    -----------

      Net stockholders' equity                                 12,451,640      4,199,991
                                                              -----------    -----------

                                                              $17,668,013    $ 9,789,720
                                                              ===========    ===========




See accompanying notes to financial statements.                              F-3

DENSE-PAC MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996
- --------------------------------------------------------------------------------

                                               1996           1995           1994
NET SALES (Notes 7 and 12)                 $18,006,091    $11,494,709    $11,204,697

COST OF SALES (Note 1)                      12,935,789      9,107,754      7,559,756
                                           -----------    -----------    -----------

GROSS PROFIT                                 5,070,302      2,386,955      3,644,941

COSTS AND EXPENSES (Notes 1, 8 and 13):
Selling, general and administrative          2,778,801      2,398,057      2,392,928
Research and development                       518,665        582,993        406,779
Other costs                                                 1,668,638
                                           -----------    -----------    -----------

      Total costs and expenses               3,297,466      4,649,688      2,799,707
                                           -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                1,772,836     (2,262,733)       845,234

INTEREST EXPENSE, net (Notes 5 and 6)         (224,355)      (196,167)      (106,251)
                                           -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX
  (BENEFIT) PROVISION                        1,548,481     (2,458,900)       738,983

INCOME TAX (BENEFIT) PROVISION (Note 10)      (149,200)       280,606       (278,200)
                                           -----------    -----------    -----------

NET INCOME (LOSS)                          $ 1,697,681    $(2,739,506)   $ 1,017,183
                                           ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 1)        $      0.11    $     (0.19)   $      0.07
                                           ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         15,729,864     14,605,802     14,588,398
                                           ===========    ===========    ===========




See accompanying notes to financial statements.                              F-4

DENSE-PAC MICROSYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996
- --------------------------------------------------------------------------------



                                               COMMON STOCK                               TOTAL
                                        --------------------------     ACCUMULATED    STOCKHOLDERS'
                                          SHARES         AMOUNT          DEFICIT         EQUITY
BALANCE, March 1, 1993                  10,413,213     $ 5,766,985     $(3,318,722)    $ 2,448,263

Sale of common stock (Note 9)            3,300,000       2,840,352                       2,840,352
Conversion of convertible debt
  to common stock (Note 6)                 560,093         504,083                         504,083
Exercise of warrants to
  purchase common stock
  (Note 9)                                 152,850           9,500                           9,500
Issuance of common stock upon
  exercise of stock options
  (Note 11)                                155,125          80,258                          80,258
Net income                                                               1,017,183       1,017,183
                                        ----------     -----------     -----------     -----------

BALANCE, February 28, 1994              14,581,281       9,201,178      (2,301,539)      6,899,639

Exercise of warrants to
  purchase common stock
  (Note 9)                                   4,000           4,000                           4,000
Issuance of common stock
  upon exercise of stock options
  (Note 11)                                 40,250          35,858                          35,858
Net loss                                                                (2,739,506)     (2,739,506)
                                        ----------     -----------     -----------     -----------

BALANCE, February 28, 1995              14,625,531       9,241,036      (5,041,045)      4,199,991

Sale of common stock, net (Note 9)         900,000       4,297,200                       4,297,200
Exercise of warrants to
  purchase common stock, net
  (Notes 6 and 9)                        1,056,700       2,024,913                       2,024,913
Issuance of common stock
  upon exercise of stock options
  (Note 11)                                166,600         231,855                         231,855
Net income                                                               1,697,681       1,697,681
                                        ----------     -----------     -----------     -----------

BALANCE, February 29, 1996              16,748,831     $15,795,004     $(3,343,364)    $12,451,640
                                        ==========     ===========     ===========     ===========




See accompanying notes to financial statements.                              F-5

DENSE-PAC MICROSYSTEMS, INC.

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996
- --------------------------------------------------------------------------------


                                                             1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $ 1,697,681    $(2,739,506)   $ 1,017,183
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                              534,812        988,653        607,018
  Change in deferred income taxes                           (150,000)       300,000       (300,000)
  Write-off of property                                                     535,810
  Foreign currency transaction gain                                                            432
  Changes in operating assets and liabilities:
    Accounts receivable                                   (1,673,060)       242,950     (1,205,880)
    Inventories                                             (803,901)      (288,778)    (2,256,883)
    Prepaid expenses and other current assets               (164,852)        94,546       (156,560)
    Accounts payable                                         397,910       (146,146)       346,898
    Income taxes payable                                                    (21,000)        21,000
    Deferred revenue                                        (717,023)       717,023
    Accrued compensation                                     276,211        (53,668)       195,923
    Other accrued liabilities                                 25,315         22,989        (77,653)
                                                         -----------    -----------    -----------

        Net cash used in operating activities               (576,907)      (337,127)    (1,808,522)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Property additions                                      (1,282,738)      (781,833)    (1,250,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) proceeds of short-term bank borrowings                     (683,149)       183,948
Proceeds from issuance of convertible note due to
  related party                                                                            300,000
(Repayment) proceeds from note payable due to
  related parties                                           (100,000)     2,000,000        411,481
Principal payments on long-term debt                        (371,270)      (319,590)      (485,436)
Net proceeds from issuance of common stock                 6,553,968         39,858      2,930,110
Decrease in deferred private placement costs                                                32,410
                                                         -----------    -----------    -----------

      Net cash provided by financing activities            6,082,698      1,037,119      3,372,513
                                                         ===========    ===========    ===========




See accompanying notes to financial statements.                              F-6

DENSE-PAC MICROSYSTEMS, INC.



STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------


                                                    1996        1995        1994
NET INCREASE (DECREASE) IN CASH                  $4,223,053   $(81,841)   $313,365

CASH, beginning of year                             356,787    438,628     125,263
                                                 ----------   --------    --------

CASH, end of year                                $4,579,840   $356,787    $438,628
                                                 ==========   ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                    $  255,631   $187,817    $142,765
                                                 ==========   ========    ========
Income taxes paid                                $      800   $    800    $    800
                                                 ==========   ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of property for note payable         $  115,501   $206,655    $     --
                                                 ==========   ========    ========
Acquisition of property under capital leases     $       --   $ 89,484    $     --
                                                 ==========   ========    ========
Conversion of convertible debt to common stock   $       --   $     --    $504,083
                                                 ==========   ========    ========




See accompanying notes to financial statements.                              F-7

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996
- --------------------------------------------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations - Dense-Pac Microsystems, Inc. (the Company) is engaged in the design, development, manufacture and marketing of a full line of high-density, miniaturized memory surface mount components and subsystems for a variety of commercial, industrial and military applications. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government. The Company grants credit to customers included in the military, aerospace and a variety of commercial industries.

        Fair Value of Financial Instruments - The Company's balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company considers the carrying value of cash, accounts receivable, accounts payable and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company believes the carrying value of its long-term debt approximates its fair value or the interest rate approximates a rate the Company could obtain under similar terms at the balance sheet date. Based on borrowing rates currently available to the Company for loans with similar terms, the fair value of notes payable to related parties at February 29, 1996 is approximately $1,605,000.

        Inventories - Inventories (Note 2) are stated at the lower of first-in, first-out cost or market. The Company regularly monitors inventory for excess or obsolete items and makes any necessary adjustments when such adjustments are needed.

        Property - Property is stated at cost less accumulated depreciation and amortization (Note 3). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to twelve years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease. Direct costs associated with the development of software and test boards used for internal product testing are capitalized and amortized on a straight-line basis over three years.

        Technology and Marketing Rights - Technology and marketing rights are amortized using the straight-line method over 12 years. The net carrying amount of technology and marketing rights was considered recoverable at February 29, 1996 based on the net present value of future cash flows expected to be realized from continued sales of the Company's products into European markets. Accumulated amortization was $465,385 and $392,593 at February 29, 1996 and February 28, 1995, respectively.

        Revenue Recognition - Revenues are recognized upon shipment of the related products. The Company records an accrual for estimated returns at the time of product shipment based on historical experience.

        Income Taxes - Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

        Net Income (Loss) Per Common and Common Equivalent Share - Net income
        (loss) per common and common equivalent share is computed by dividing net income (loss), adjusted for preferred dividend requirements (if applicable), by the weighted average number of common and common equivalent shares (if applicable) outstanding during the years. Common equivalent shares relate to stock options and warrants (Notes 9 and 11). In fiscal 1995, common equivalent shares were antidilutive and were not included.

        Fiscal Year 1995 Fourth Quarter Write-off - On March 13, 1995, the Board of Directors approved a write-off and write-down of certain assets associated with certain product lines. During the fourth quarter of fiscal 1995, the costs associated with the product lines totaled $1,669,000 consisting primarily of the write-down of fixed assets and inventories associated with those product lines.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

        Significant Concentrations - The Company is dependent on a limited number of suppliers for semiconductor devices used in its products but has no long-term supply contracts with any of them. Due to the cyclical nature of the semiconductor industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of the Company's products, increase its cost of goods sold and have a material adverse effect on its business, financial condition and results of operations.

        The Company has historically derived a substantial portion of its revenues from defense-related contracts. As a result, the Company's business has been impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, although such products generally have lower margins than defense-related products.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (Continued)
- --------------------------------------------------------------------------------

2.      INVENTORIES

        Inventories consist of the following:

                                   1996                 1995

Raw materials                   $1,338,472           $1,235,939
Work-in-process                  2,650,086            2,613,057
Finished goods                   1,162,548              498,209
                                ----------           ----------

Total inventories               $5,151,106           $4,347,205
                                ==========           ==========



3.      PROPERTY

        Property consists of the following:

                                                                                1996           1995

Machinery and equipment                                                     $ 4,700,253    $ 3,595,075
Furniture and fixtures                                                          143,074         75,589
Leasehold improvements                                                          156,406         80,945
Computer software and equipment financed
  under capital leases                                                           89,484         89,484
                                                                            -----------    -----------

                                                                              5,089,217      3,841,093
Less accumulated depreciation and amortization                               (1,640,357)    (1,328,452)
                                                                            -----------    -----------

Property, net                                                               $ 3,448,860    $ 2,512,641
                                                                            ===========    ===========

4.      SHORT-TERM BANK BORROWINGS

        During the year ended February 28, 1995, the Company had a $1,250,000 line of credit with a commercial bank. In October 1994, the line of credit was repaid with proceeds received from a $2,000,000 loan agreement with related parties (Note 6).

        The Company is currently negotiating a new bank line of credit agreement with a commercial bank.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (Continued)
- --------------------------------------------------------------------------------

5.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                              1996               1995
Note payable to bank, collateralized by substantially all of the Company's assets, payable in 20 semi-annual principal payments - four of $35,288 and 16 of $70,553, plus interest commencing in July 1991, interest rate determined as
  LIBOR rate on payment dates, plus 2%                                                   $   705,530        $   846,636


Notes payable to finance company, collateralized by fixed assets, bearing interest at rates ranging from 8.88% to 9.65%, payable in monthly installments
  of principal and interest, maturing at various dates through January 1999                  380,792            455,840

Obligations under capital leases, bearing interest at rates ranging from 9.44%
  to 14.59%, maturing at various dates through February 1997                                  26,663             66,278
                                                                                         -----------        -----------

                                                                                           1,112,985          1,368,754
Less current portion of other long-term debt                                                (413,851)          (375,553)
                                                                                         -----------        -----------

                                                                                         $   699,134        $   993,201
                                                                                         ===========        ===========


        Long-term debt at February 29, 1996 matures as follows:

Year ending:

  1997                                         $  413,851
  1998                                            237,835
  1999                                            179,087
  2000                                            141,106
  2001                                            141,106
                                               ----------
                                               $1,112,985
                                               ==========


        Interest expense related to long-term debt was $243,029, $114,264 and $89,042 for the fiscal years 1996, 1995 and 1994, respectively.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (Continued)
- --------------------------------------------------------------------------------

6.      RELATED PARTY BORROWINGS

        On January 20, 1993, the Company entered into a loan agreement with a related party whereby the Company could borrow up to $325,000, with interest of 8% per annum, due on December 31, 1993. The Company borrowed $200,000 against such agreement in January 1993 and $125,000 in March 1993. In connection with the Company's private placement in 1993 (Note
        9), the $325,000 loan, plus accrued interest, was converted into 365,095 shares of the Company's common stock. The Company also entered into another loan agreement with a related party and borrowed $175,000 in March 1993 which was converted, plus accrued interest, into 194,998 shares of the Company's common stock in March 1993.

        On October 12, 1994, the Company entered into a loan agreement with related parties whereby the Company could borrow up to $2,000,000, with interest at 8% per annum, due on October 12, 1999. The Company borrowed $1,200,000 against such agreement in October 1994 and $800,000 in November 1994. Interest expense related to the agreement was $137,468 and $54,371 for the years ended February 29, 1996 and February 28, 1995, respectively. In November 1994, in conjunction with the loan agreement, the Company issued five-year warrants to purchase 1,000,000 shares of the Company's common stock at $2.00 per share. In October 1995, all the warrants were exercised and the Company issued 1,000,000 shares of common stock.

        In conjunction with the exercise of the warrants, the Company amended the terms of one of the loan agreements. Under the terms of the amended loan agreement, $1,800,000 of the principal amount accrues interest at 5% per annum with principal and interest due on October 12, 1999. In connection with the amended loan agreement, the Company issued four-year warrants to purchase 375,000 shares of the Company's common stock at a price to be determined on the occurrence of certain future events. Effective April 1, 1996, the warrant price was established at $7.00 per share.

        Under the terms of the warrant agreement, if at any time after April 1, 1996 the Company sells any common stock, other than pursuant to employee benefit plans or warrants outstanding as of April 1, 1996, at a price which is less than $7.00 per share, the exercise price of the warrants is subject to adjustment. At February 29, 1996, all the warrants were outstanding and exercisable.

7.      DEFERRED REVENUE

        During fiscal 1995, the Company entered into an agreement to manufacture certain components to be delivered on various dates through 1995 for an aggregate purchase price of approximately $1,700,000. In connection with this agreement, as of February 28, 1995, the Company has been paid $875,000, of which $662,350 was included in the accompanying balance sheet as of February 28, 1995 as deferred revenue. The Company recognized the remaining revenue relating to this agreement when the related components were shipped during the year ended February 29, 1996.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (Continued)
- --------------------------------------------------------------------------------

8.      COMMITMENTS AND CONTINGENCIES

        The Company leases its office and manufacturing facility under an operating lease arrangement which expires on January 31, 2001. The facility lease requires additional payments for property taxes, insurance and maintenance costs. The following table summarizes the future minimum payments under the Company's operating leases at February 29, 1996:

1997                                               $ 131,479
1998                                                 136,260
1999                                                 141,041
2000                                                 145,822
2001                                                 145,822
Thereafter                                             8,963
                                                   ---------

Total future minimum lease payments                $ 709,387
                                                   =========


        Rent expense relating to the operating lease was approximately $138,000, $174,000 and $148,000 for fiscal 1996, 1995 and 1994, respectively.

        The Company, in the normal course of business, is subject to various legal matters. However, management believes that none of these matters will have an adverse effect on the Company's financial statements.

9.      STOCKHOLDERS' EQUITY

        In March 1993, the Company raised $2,840,352, net of offering costs, from the sale of 3.3 million shares of common stock at $1.00 per share. In connection with the offering, the Company also issued warrants to purchase 313,180 shares of the Company's common stock at $1.00 per share at any time up to five years from the date of the offering. The warrant holder also has the option to exercise such warrants at no cost and receive fewer shares based on a formula as defined in the warrant agreement.

        During fiscal years 1996, 1995 and 1994, 56,700, 4,000 and 252,480 warrants were exercised and the Company issued 56,700, 4,000 and 152,880 shares of common stock, respectively. Warrants outstanding and exercisable at February 28, 1995 and 1994 were 56,700 and 60,700, respectively. None of the warrants issued in connection with the March 1993 offering were outstanding at February 29, 1996.

        In February 1996, the Company raised $4,297,200, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

      In January 1995, the Company issued warrants to purchase 12,000 shares of the Company's common stock at $2.25 per share, as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,000 warrants each in six-month intervals commencing July 1, 1995, provided that the vendor's services are still being utilized by the Company. Each installment is exercisable for a period of 32 months.

      In March 1996, the Company issued additional warrants to purchase 15,000 shares of the Company's common stock at $7.00 per share to the same vendor as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,750 warrants each in one-year intervals commencing March 18, 1997 provided that the services are still being utilized by the Company. Each installment is exercisable until March 2001.

10.   INCOME TAXES

      Effective March 1, 1993, the Company adopted Statement of Financing Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequence of differences between financial reporting bases and tax bases of the Company's assets and liabilities results in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. No cumulative effect on the Company's financial statements was recorded as a result of adopting this new statement.

      The income tax (benefit) provision consists of the following:

                            1996          1995          1994
      Current:
        Federal        $      --      $(14,000)    $  11,000
        State                800        (5,394)       10,800

      Deferred          (150,000)      300,000      (300,000)
                       ---------      --------     ---------

      Total            $(149,200)     $280,606     $(278,200)
                       =========      ========     =========

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

      The Company's net deferred income taxes consist of the following:

                                                                      1996             1995
      Deferred tax assets:
        Inventories                                              $   223,384      $   428,433
        Other reserves                                                45,484           41,108
        State taxes                                                      272              272
        Net operating loss carryforwards, general business
          credit carryforwards and AMT credit carryforwards        1,762,054        1,883,980
                                                                 -----------      -----------
      Total gross deferred assets                                  2,031,194        2,353,793
      Deferred tax liability - Depreciation and amortization        (527,440)        (203,185)
                                                                 -----------      -----------

                                                                   1,503,754        2,150,608
      Valuation allowance                                         (1,353,754)      (2,150,608)
                                                                 -----------      -----------

      Net deferred income taxes                                  $   150,000      $        --
                                                                 ===========      ===========


      A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                          1996     1995      1994
      Statutory rate                                       35%      (35)%     35%
      State income taxes, net of federal benefit                               1
      Utilization of net operating loss carryforwards                        (32)
      Limitation on utilization of operating loss                    34
      Change in valuation allowance                       (45)       10      (41)
      Other                                                           1       (1)
                                                          ---       ---      ---

                                                          (10)%      10%     (38)%
                                                          ===       ===      ===

      As of February 29, 1996, the Company had net operating loss carryforwards of $4,466,000 for regular income tax and $4,557,000 for alternative minimum tax available to offset future federal taxable income (a portion of the net operating losses are subject to annual limitations of approximately $270,600), expiring at various dates through 2010. As of February 29, 1996, the Company had available tax credit carryforwards of approximately $164,000 to offset future federal income taxes, which expire at various dates through 2006.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------



11.   EMPLOYEE STOCK OPTION PLAN

      At February 29, 1996, options to purchase 1,355,050 shares of the Company's common stock were outstanding under the Company's 1985 stock option plan, of which options to purchase 502,000 shares were exercisable. Options issued under this plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment.

      In January 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan, which is subject to approval by the Company's stockholders at the annual meeting. Under the terms of the plan, options to purchase 2,000,000 shares of the Company's common stock will be available for issuance to employees, officers, directors and consultants.

      A summary of activity for the 1985 stock option plan is as follows:

                                                    NUMBER OF        EXERCISE
                                                     SHARES        PRICE RANGE
      Outstanding at March 1, 1993                     686,500   $0.24 - $1.56
      Granted                                          718,000    1.88 -  3.03
      Exercised                                       (155,125)   0.24 -  1.44
      Canceled                                         (66,125)   0.28 -  3.03
                                                     ---------

      Outstanding at February 28, 1994               1,183,250    0.24 -  3.03
      Granted                                          278,750    1.20 -  2.00
      Exercised                                        (40,250)   0.24 -  1.44
      Canceled                                        (299,750)   0.56 -  3.03
                                                     ---------

      Outstanding at February 28, 1995               1,122,000    0.24 -  2.88
      Granted                                          431,000    1.72 -  5.69
      Exercised                                       (166,600)   0.24 -  2.88
      Canceled                                         (31,350)   1.44 -  2.34
                                                     ---------

      Outstanding at February 29, 1996               1,355,050   $0.24 - $5.69
                                                     =========

      Recently Issued Accounting Standard - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions for fiscal years beginning after December 15, 1995 and adoptions of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------



      Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income, and if presented, net income per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. Adoption of the new standard will have no effect on the Company's cash flows.

      The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

12.   CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

      For fiscal 1996, one customer accounted for approximately 10% of net sales. The Company had export sales (primarily to Western European customers) accounting for approximately 23%, 27% and 18% of net sales for fiscal 1996, 1995 and 1994, respectively.

13.   BENEFIT AND COMPENSATION PLANS

      During fiscal 1991, the Company instituted a variable compensation plan. Under the plan, all employees with a base salary of $30,000 or greater receive reduced salary during each quarter that the Company's income before taxes represents less than 2% of beginning stockholders' equity. In each quarter in which income before taxes exceeds 2% of beginning stockholders' equity, the Company is required to pay additional salary up to a maximum of 100% of each employee's base salary.

      In accordance with the terms of the plan, the Company recorded additional salary in fiscal 1996 of $361,147. Amounts withheld or paid in fiscal 1995 and 1994 were immaterial.

      The Management Bonus Plan provides for a bonus of up to 50% of base salary based on three performance criteria. The bonus is an amount equal to the sum of (i) 2% of base salary for every $1.5 million of fiscal year bookings that exceeded the prior fiscal year bookings (maximum 15% of base salary), (ii) 2% of base salary for every $1.2 million of fiscal year shipments that exceeded the prior year fiscal year shipments (maximum 15% of base salary), and (iii) 2% of base salary for every $250,000 of fiscal year profits. The Company paid $206,236, $19,706 and $96,445 under this plan for fiscal 1996, 1995 and 1994, respectively.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 29, 1996 (CONTINUED)
- --------------------------------------------------------------------------------


      The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $46,400, $34,600 and $23,400 to the 401(k) plan during fiscal 1996, 1995 and 1994, respectively.

      The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. The Company paid $17,000 in profit sharing during fiscal 1994. No profit sharing was recorded in fiscal 1996 or 1995.

                                 EXHIBIT INDEX

        3.1       Articles of Incorporation, as amended (1)

        3.2       By-laws, as amended (1)

       10.1 Letter dated December 4, 1990 from Kreidietbank regarding $1,270,000 loan (2)

       10.2 Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1995.

*      10.3       1996 Stock Option Plan

*      10.4       1985 Stock Option Plan, as amended (3)

*      10.5       Management Bonus Plan For Fiscal Year 1996 - See Note 13 of
                  the Financial Statements

*      10.6       Form of Indemnification Agreement with officers and directors
                  (3)

       10.7 Loan Agreement and Security Agreement dated October 12, 1994 between the Company and Euroventures Benelux II B.V. and Trude C. Taylor (4)

       10.8 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor (5)

       10.9 Warrant Agreement and Addendum to Loan Agreement effective as of October 23, 1995, between the Company and Euroventures Benelux II B.V. (6)

*      10.10      Management Bonus Plan for fiscal year 1997

       23.1       Independent Auditors' Consent

       27.1       Financial Data Schedule

- -----------------------

*        Management contracts, compensation plans and arrangements.

(1) Incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-87704) filed on December 22, 1994.

(6) Incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.