Form 10QSB
period 1996-05-31
DENSE PAC MICROSYSTEMS INC
filed 1996-07-15
CIK 784770

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
( Mark One )
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1996

    -    Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act    of 1934

For the transition period from ____________________  to  ____________________

Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


     CALIFORNIA                                      33-0033759
( State or other Jurisdiction of                  ( IRS Employer
Incorporation or Organization)                  Identification No.)


                                7321 LINCOLN WAY
                        GARDEN GROVE, CALIFORNIA,  92641
                   ( Address of Principal Executive Offices )
                                 (714) 898-0007
                Issuer's Telephone Number,  Including Area Code

                                 Not Applicable
              ( Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Year )

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         The number of shares of common stock, no par value, outstanding as of outstanding as of July 10, 1996 was 16,909,681.

- --------------------------------------------------------------------------------

                                                                  TOTAL PAGES: 9

                          DENSE-PAC MICROSYSTEMS, INC.
                                 Balance Sheet



                                                            May 31,            February 29,
                                                             1996                1996
                                                         ---------------      ---------------
                                                          (unaudited)
ASSETS
Curent Assets:
    Cash and cash equivalents                                $4,246,282            $4,579,840
    Accounts receivable, net                                  2,880,922             3,574,822
    Inventories                                               6,192,133             5,151,106
    Deferred income taxes                                       150,000               150,000
    Other current assets                                        363,132               287,075
                                                         ---------------      ---------------
        Total current assets                                 13,832,469            13,742,843

Property, net                                                 3,828,914             3,448,860

Technology and marketing rights, net                            390,850               409,048

Other assets                                                     73,948                67,262
                                                         ---------------      ---------------
                                                            $18,126,181           $17,668,013
                                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt                           435,685               413,851
    Accounts payable                                          1,777,528             1,568,907
    Accured compensation                                        343,874               572,499
    Other accrued liabilities                                    74,966                61,982
                                                         ---------------      ---------------
       Total current liabilities                              2,632,053             2,617,239

Note payable to related parties                               1,900,000             1,900,000
                                                         ---------------      ---------------
Other long-term debt                                            786,598               699,134
                                                         ---------------      ---------------

Stockholders' equity
    Common stock                                             16,005,564            15,795,004
    Accumlated deficit                                       (3,198,034)           (3,343,364)
                                                         ---------------      ---------------
         Total stockholders' equity                          12,807,530            12,451,640
                                                         ---------------      ---------------
                                                            $18,126,181           $17,668,013
                                                         ===============      ===============



See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Summary of Operations
                                  (Unaudited)




                                                                       For the quarter ended
                                                                  May 31,                  May 31,
                                                                   1996                     1995
                                                           ---------------          ---------------
Net Sales                                                       $4,064,422               $4,230,313

Cost of Sales                                                    2,947,620                3,152,712
                                                           ---------------          ---------------
       Gross Profit                                              1,116,802                1,077,601
                                                           ---------------          ---------------
Operating Expenses:
   Selling, general aand administrative                            818,547                  637,428
    Research and development                                       126,186                  102,583
                                                           ---------------          ---------------
    Income from operations                                         172,069                  337,590
                                                           ---------------          ---------------
Other expenses:
    Interest expense, net                                           26,739                   59,981
                                                           ---------------          ---------------
Income before income tax provision                                 145,330                  277,609

Income tax provision
                                                           ---------------          ---------------

    Net income                                                     145,330                  277,609


Net income per common and
    common equivalent share                                          $0.01                    $0.02
                                                           ===============          ===============

Weighted average shares outstanding                             16,814,000               15,222,000
                                                           ===============          ===============




See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                                                 For the quarter ended
                                                                  May 31,         May 31,
                                                                   1996            1995
                                                              --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $145,330       $277,609

Adjustments to reconcile net income  to net
     cash  provided by operating activities:
  Depreciation and amortization                                     206,578        128,931

Changes in operating assets and liabilites:
     Accounts receivable                                            693,900        362,062
     Inventories                                                 (1,041,027)       243,398
     Other current assets                                           (76,057)       (38,700)
      Other assets                                                   (6,686)
     Accounts payable                                               208,621       (319,545)
      Accrued compensation                                         (228,625)       (26,890)
     Accured liabilities                                             12,984          1,645
     Deferred revenue                                                             (128,023)
                                                              --------------- -------------

Net cash provided by  (used in) operating activities                (84,982)       500,487
                                                              --------------- -------------
CASH USED IN INVESTING ACTIVITIES:
Property additions                                                 (568,434)      (254,487)
                                                              --------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                          (47,227)       (46,164)
Proceeds from issuance on other long-term debt                      156,525
Proceeds from issuance of common stock                              210,560          3,609
                                                              --------------- -------------
Net cash provided by (used in) financing activities                 319,858        (42,555)
                                                              --------------- -------------
NET INCREASE (DECREASE) IN CASH                                    (333,558)       203,445

CASH AT BEGINNING OF YEAR                                         4,579,840        356,787
                                                              --------------- -------------
CASH AT END OF QUARTER                                           $4,246,282       $560,232
                                                              =============== =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                       $75,621        $50,232
                                                              =============== =============
Income taxes paid                                                        $0             $0
                                                              =============== =============


See accompanying notes to condensed financial statments.

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
Item 310(b) of Regulations S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 1996 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of May 31, 1996, the results of operations and its cash flows for the periods ended May 31, 1996 and 1995. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Inventories consisted of the following:

                                             May 31, 1996             February 29, 1996
              Raw materials                   $1,166,041                 $1,338,472
              Work-in-process                  3,812,615                  2,650,086
              Finished goods                   1,213,477                  1,162,548
                                              ----------                 ----------
                                              $6,192,133                 $5,151,106
                                              ==========                 ==========

NOTE 4 - Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         Net sales for the quarter ended May 31, 1996, decreased $165,891 or 4% from the quarter ended May 31, 1995. The sales decrease was due to a $1,200,000 decline in sales of the 512kx8 standard commercial product due to product life cycle. This decrease was partially off-set by increased sales of other products, including a $231,000 increase in first generation product sales and $138,000 of sales of the new third generation products. The 512kx8 product accounted for 34% of sales in fiscal year 1996, but sales in fiscal year 1997 are expected to be insignificant. While the Company has developed a replacement for the 512kx8 product which incorporates advanced technology, the Company cannot predict whether such new product will achieve market acceptance.

         The Company has introduced a third generation super memory board with up to four times the memory of boards available today known as the SuperSIMM (TM). The Company is also marketing this technology in a subsystem arrangement for stackable plastic memory devices. The Company believes that the new third generation commercial stacking products will contribute to sales in the second half of the fiscal year, although anticipated sales prices of these new products have been negatively effected by the recent decrease in DRAM prices. On June 17, 1996, the Company announced a purchase agreement with Odetics, Inc. which, based on Odetics' estimated product requirements, could generate up to $6.4 million of sales of the third generation products in the next 12 months. The Company is currently producing qualification units for Odetics' approval.

         Cost of sales as a percentage of sales for the three month period ended May 31, decreased from 75% in fiscal year 1996 to 73% in fiscal year 1997. During the first quarter of fiscal year 1997, inventory levels increased as compared to the previous first quarter resulting in an increase in a capitalization of overhead costs which would have otherwise been included in cost of sales. The result was a slight decrease in cost of sales as a percentage of sales.

         Selling, general and administrative expense increased in the first quarter of fiscal 1997 by $181,119 or 28% from the first quarter of the prior fiscal year. The increase in these expenses was primarily due to an increase in commissions to independent sales representatives who accounted for a greater percentage of revenues in the current first quarter. Additionally, expenses associated with the Company being listed on the NASDAQ National Market increased as compared to the same period in the previous fiscal quarter.

         For the three months ended May 31, 1996, research and development costs increased $23,603 or 23% from the same quarter in the previous period as the Company is continuing to developing numerous new products for the military as well as the commercial marketplace.

         For the three months ended May 31, 1996, net interest expense decreased $33,242 or 55% from same period in the prior year. This decrease was due to more invested capital, resulting in interest income of $47,000 for the quarter as compared to $2,000 in the first quarter of the previous year. The increase in the interest expense was due to additional leases entered into during the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity for the first quarter of fiscal 1997 were the $4.3 million net proceeds from the private placement of stock completed in February 1996; the proceeds from the issuance of long term debt; and the proceeds from the issuance of common stock. The Company believes that existing working capital, together with a commitment for a $2.5 million line of credit will be sufficient to meet the Company's cash needs for the foreseeable future.


CAUTIONARY STATEMENT

         Statements regarding the Company's expectations about new and existing products and its future financial performance are forward looking statements which are subject to various risks and uncertainties, including, without limitation, demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Form 10-KSB for the year ended February 29, 1996.

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


PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

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

         There can be no assurance that the Company will be successful in its product development or marketing efforts, or that the Company will have adequate financial or technical resources for future produce development and promotion.

UNCERTAINTY OF MARKET ACCEPTANCE OR PROFITABILITY OF NEW PRODUCTS

         The introduction of the SuperSIMM (TM) product or other new products which the Company may introduce in the future will require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of the SuperSIMM (TM) product, the Company will have to make substantial investments in inventory and increase production rates. The Company has limited marketing capabilities and resources and is dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sales of its products. There can be no assurance that the SuperSIMM (TM) product or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence or price erosion resulting from competition or other factors.

PARTS SHORTAGES AND DEPENDENCE ON SUPPLIERS

         The semiconductor industry is characterized by periodic shortages of parts which have in the past and may in the future negatively affect the Company's operations. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, but it has no long-term supply contracts with any of them. For example, the Company was not able to market its second generation Dense-Stack product when it lost its source of SRAM die. Due to the cyclical nature of the semiconductor industry and meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of the Company's products, increase its cost of goods sold and have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE OF DEFENSE-RELATED BUSINESS

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


COMPETITION

         Numerous memory companies are in the process of developing three-dimensional products, including IBM, Irvine Sensors, Texas Instruments, Mitsubishi, Motorola, Staktek, Cubic memory and Thompson CSF in France such companies have substantially greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.


MANUFACTURING LICENSES

         In order to obtain large orders for the its commercial products from OEMs, the Company may be required to provide royalty-free manufacturing licenses to third parties as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly with the Company could become dependent on the efforts and abilities of its licensees, if any, to manufacture and market its products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                          DENSE-PAC MICROSYSTEMS, INC.
                            (Small Business Issuer)



       July 11, 1996
                                                s/s   James G. Turner
- ----------------------------             ------------------------------------
            Date                         James G. Turner, Chairman of the Board
                                           and Chief Executive Officer



       July 11, 1996
                                               s/s   William M. Stowell
- ----------------------------             ------------------------------------
            Date                         William M. Stowell, Chief Financial
                                           Officer