Form 10QSB
period 1996-08-31
DENSE PAC MICROSYSTEMS INC
filed 1996-10-15
CIK 784770

   -------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
( Mark One )
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1996

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

                     YES    X                          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, no par value, outstanding as of outstanding as of September 25, 1996 was 16,949,681.

   ---------------------------------------------------------------------------

                          DENSE-PAC MICROSYSTEMS, INC.
                                 Balance Sheet

                                                  August 31,      February 29,
                                                     1996             1996
                                                --------------   --------------
                                                 (unaudited)
ASSETS
Curent Assets:
    Cash and cash equivalents                     $ 4,309,478      $ 4,579,840
    Accounts receivable, net                        2,443,343        3,574,822
    Inventories                                     5,621,295        5,151,106
    Deferred income tax                               150,000          150,000
    Other current assets                              300,504          287,075
                                                  -----------      -----------

        Total current assets                       12,824,620       13,742,843

Property, net                                       4,108,137        3,448,860

Net cash provided by operating activities:            372,652          409,048

CASH FLOWS FROM INVESTING ACTIVITIES:                  73,948           67,262
                                                  -----------      -----------
                                                  $17,379,357      $17,668,013
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS'  EQUITY
Proceeds from issuance of other
  long-term debt
    Current portion of long-term debt                 390,897          413,851
    Accounts payable                                1,502,134        1,568,907
Net cash provided by (used in)
  financing activities                                277,243          572,499
    Other accrued liabilities                          65,681           61,982
                                                  -----------      -----------

          Total current liabilities                 2,235,955        2,617,239
                                                  -----------      -----------

Net income (loss) per common share                  1,900,000        1,900,000
                                                  -----------      -----------

Other long-term debt                                  772,678          699,134
                                                  -----------      -----------

Stockholders' equity
    Common stock                                   16,041,064       15,795,004
    Accumlated deficit                             (3,570,340)      (3,343,364)
                                                  -----------      -----------

         Net stockholders' equity                  12,470,724       12,451,640
                                                  -----------      -----------

                                                  $17,379,357      $17,668,013
                                                  ===========      ===========

                          DENSE-PAC MICROSYSTEMS, INC.
                             Summary of Operations
                                  (Unaudited)


                                                  Quarter ended               Six months ended
                                                     August 31,                  August 31.
                                                 1996          1995          1996          1995
                                             ------------  ------------  ------------  ------------
Net Sales                                     $3,643,713    $4,439,858    $7,708,135    $8,670,171

Cost of Sales                                  2,894,223     2,972,861     5,841,843     6,125,573
                                             ------------  ------------  ------------  ------------

       Gross Profit                              749,490     1,466,997     1,866,292     2,544,598
                                             ------------  ------------  ------------  ------------
   Deferred income tax
Operating Expenses:

   Selling, general and administrative           789,459       820,159     1,608,006     1,457,587
    Research and development                     298,873       137,738       425,059       238,153
                                             ------------  ------------  ------------  ------------

Net cash provided by operating activities:      (338,842)      509,100      (166,773)      848,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Other expenses:

    Interest expense, net                         32,664        62,833        59,403       122,814
                                             ------------  ------------  ------------  ------------

Proceeds from issuance of other long-term
   debt  tax provision                          (371,506)      446,267      (226,176)      726,044

Net cash provided by (used in) financing
activities                                           800           800           800           800
                                             ------------  ------------  ------------  ------------

Net income (loss)                              ($372,306)     $445,467     ($226,976)     $725,244
                                             ============  ============  ============  ============

Net income (loss) per common share                ($0.02)        $0.03        ($0.01)        $0.05
                                             ============  ============  ============  ============

Weighted average common and
     common equivalent shares
     outstanding                              16,950,000    15,845,000    16,950,000    15,547,000
                                             ============  ============  ============  ============


See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                            Statements of Cash Flow
                                  (Unaudited)


                                                   For the six months ended
                                                ------------------------------
                                                  August 31,       August 31,
                                                     1996            1995
                                                -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       ($226,976)        $725,244

Adjustments to reconcile net
     income (loss) to net
     cash provided by operating activities:
  Depreciation and amortization                      465,830          281,470

Changes in operating assets and liabilites:
     Accounts receivable                           1,131,479         (145,398)
     Inventories                                    (470,189)         117,735
   Deferred income tax                               (13,429)         (93,929)
      Other assets                                    (6,686)
     Accounts payable                                (66,773)        (240,334)
      Accrued compensation                          (295,256)
     Accured liabilities                               3,699          201,404
     Deferred revenue                                                (152,194)
                                                -------------   --------------

Net cash provided by operating activities:           521,699          693,998
                                                -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                (1,088,711)        (513,424)
                                                -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other
  long-term debt                                    (105,935)        (177,944)
Proceeds from issuance of other
  long-term debt                                     156,525
Proceeds from issuance of common stock               246,060          130,704
                                                -------------   --------------

Net cash provided by (used in)
  financing activities                               296,650          (47,240)
                                                -------------   --------------

NET INCREASE (DECREASE) IN CASH                     (270,362)         133,334

CASH AT BEGINNING OF YEAR                          4,579,840          356,787
                                                -------------   --------------

CASH AT END OF QUARTER                            $4,309,478         $490,121
                                                =============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                       $135,567         $125,899
                                                =============   ==============

Income taxes paid                                       $800               $0
                                                =============   ==============


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

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 1996 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of August 31, 1996, the results of operations and its cash flows for the periods ended August 31, 1996 and 1995. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3  -  Inventories consisted of the following:

                               August 31, 1996           February 29, 1996
          Raw Materials         $   1,303,247            $     1,338,472
          Work-in-process           3,044,995                  2,650,086
          Finished Goods            1,273,053                  1,162,548
                               ---------------          -----------------
                                $   5,621,295            $     5,151,106

NOTE 4 -  Accounting for Income Taxes

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective March 1, 1993.

         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 29, 1996 are as follows:

          Deferred tax assets:
               Operating loss carryforwards, general
                 business credits, etc.                        $     1,807,810
                Inventories                                            223,384
                                                              -----------------

          Total gross deferred assets                                2,031,194

          Deferred tax liability
                Depreciation & amortization                          (527,440)
          Valuation allowance                                      (1,353,754)
                                                              -----------------

          Net deferred income taxes                           $        150,000
                                                              =================


         There was no change in the valuation allowance as of August 31, 1996.

         The Company is unable to determine whether it will be able to further utilize the gross deferred tax assets in fiscal year 1997. Further evaluation will be completed as part of the year end evaluation of the Company's income tax situation for the year ending February 28, 1997.

         As of February 29, 1996, the Company had net operating loss carryforwards of $4,466,000 for regular income tax and $4,557,000 for alternative minimum tax available to offset future Federal taxable income (a portion is subject to limitations of approximately $270,600), expiring at various dates through 2010. As of February 29, 1996, the Company had available tax credit carryforwards of approximately $164,000 to offset future Federal income taxes, which expire at various dates through 2006.

NOTE 5 - Net income (loss) per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (if applicable) outstanding during the periods. For the loss periods, common equivalent shares were anti- dilutive and were not included in the E.P.S. calculation.

NOTE 6 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants were callable when the Company's stock reached a trading price of $4.50 for twenty consecutive days. On September 25, 2995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and extinguished debt for $100,000.

The Company also re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four-year warrants to purchase 375,000 shares of the Company stock at $7.00 per share. At August 31, 1996, all of the warrants were outstanding and exercisable.

NOTE 7 - In February 1996, the Company raised $4,297,000, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

RESULTS OF OPERATIONS

         Net sales for the quarter ended August 31, 1996 decreased $796,145 or 18% from the quarter ended August 31, 1995, and for the six months ended August 31, 1996, sales deceased $962,036 or 11%. The sales decrease can be attributed to a decrease in sales of the standard 512k x 8 product which was expected. In the first six months of the previous fiscal year, 40% of sales were represented by the 512k x 8 or approximately $3,470,000 as compared to 13% or $1,040,000 of sales for the first six months of fiscal year 1997. This represents a decrease of approximately $2,430,000 in 512k X 8 sales from the previous year standard product was partially offset by an increase in sales of $392,000 in sales of the Company's new third generation technology for the six month period.

         The Company has introduced a supermemory board with up to four times the memory of boards available today known as the SuperSIMTM. The Company is also marketing the technology in a subsystem arrangement for stackable plastic memory devices. The Company believes that there is significant market benefit as this technology becomes known. Expected orders for this product have not materialized, however, and competitors have begun to enter the market. In addition, the significant decrease in DRAM prices in the current year has reduced the expected selling prices of these products by approximately 75%.

         Cost of sales as a percentage of sales for the three month period ended August 31, 1996 increased from 67% in fiscal year 1996 to 79% in fiscal year 1997 and for the six months increased from 71% in fiscal 1996 to 76% in fiscal 1997. During the first six months of fiscal year 1997, the Company recognized inventory writedowns of approximately $570,000. A portion of the writedowns was associated with the recent decrease in the 16 meg DRAM prices which affected the entire industry. The balance of the write down was due to a decrease in SRAM prices for certain inventory of 512K x 32 that the Company held at the end of the quarter. Beginning in May 1996, the Company's variable compensation program resulted in a decrease in indirect labor costs included in cost of sales.

         Selling, general and administrative expense decreased slightly in the second quarter of fiscal 1997 by $30,700 or 4% from the second quarter of the prior fiscal year. For the six months ended August 31, 1996 these expenses increased $150,419 or 10%. For four months in the year-to-date results, payroll costs were reduced as required by the Company's variable compensation program. The increase in selling, general and administrative expenses is attributed to an increase in filing fees and maintenance for national NASDAQ market companies, an increase in selling expenses due to advertising and travel and an increase in commissions for independent sales representatives as more territories are being represented by independent sales representative companies as compared to the previous year.

         For the three months ended August 31, 1996, research and development costs increased $161,135 or 117% from the same quarter in the previous period and for the six months ended August 31, 1996 expenses have increased $186,906 or 78%. The increase for the six months is due to the efforts on the new SuperSIMMTM technology and the numerous related products that are being developed in association with the third generation technology. The Company is also continuing to develop other new military and commercial products.

         For the three months ended August 31, 1996, net interest expense has decreased $30,169 or 48% from the same quarter in the previous period and for the six months ended

August 31, 1996 net interest expenses have decreased $63,411 or 52%. This decrease is due to more invested capital, resulting in interest income of approximately $90,000 for the six month period ended August 31, 1996, as compared to approximately $4,000 in the previous six month period. The offsetting increase in interest expense was due to additional equipment leases entered into during the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity for the second quarter of fiscal 1997 was $4.3 million cash from the private placement of stock completed in February 1996. The proceeds from the private placement completed in February 1996, appear to be sufficient to meet the Company's cash needs for the foreseeable future.

         The Company purchased approximately $1.1 million ($225,000 financed) in capital equipment during the first six months of fiscal year 1997. A portion of the purchases can be attributed to the setting up of the third generation product line.

         The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At August 31, 1996, the outstanding principal amount was $634,977.


CAUTIONARY STATEMENT

         Statements regarding the Company's expectations about new and existing products and its future financial performance are forward looking statements which are subject to various risks and uncertainties, including, without limitation, demand for and acceptance of new and existing products, technological advances and product obsolescence availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Form 10-KSB for the year ended February 29, 1996.


         Item 4  -  Submission of Matters to a vote of Security Holders

         1. (a)  Annual Shareholders' Meeting  -  August 12, 1996

            (b)  Election of Directors:    Votes For        Withheld
                 James G. Turner           14,559,711       129,534
                 Roger Claes               14,559,711       129,534
                 Trude C. Taylor           14,559,711       129,534
                 Bob Southwick             14,559,711       129,534

            (c) Amendment to Articles of Incorporation to increase authorized shares of Common Stock:

                 For:                      14,111,815
                 Against                      497,865
                 Abstain                       79,565

             (d)   Approval of 1996 Stock Option Plan:

                 For              7,862,977
                 Against          1,093,533
                 Abstain            166,940
                 Broker
                    non-votes     5,565,795


         Item 5  -  Exhibits and Reports on Form 8-K

                 (a)    Exhibits -

                          Exhibit 3.1  -   Restated Articles of Incorporation

                          Exhibit 10.1 -   1996 Employee Stock Option Plan

                          Exhibit 27 -     Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DENSE-PAC MICROSYSTEMS, INC.
                            (Small Business Issuer)



--------------------------        -------------------------------------------
         Date                     James G. Turner,  Chairman of the Board
                                    and Chief Executive Officer



--------------------------        -------------------------------------------
         Date                     William M. Stowell,  Chief Financial Officer