Form 10QSB/A
period 1996-08-31
DENSE PAC MICROSYSTEMS INC
filed 1996-11-05
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB/ A-1
( Mark One )
         X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

--------------------------------------------------------------------------------

Item 1  -  Financial Statements
         This amendment is being made to reflect changes to the language of the line Balance Sheet and Summary of Operations, which occurred due to computer error.


                          DENSE-PAC MICROSYSTEMS, INC.
                                 Balance Sheet



                                                      August 31,        February 29,
                                                         1996               1996
                                                     ------------       ------------
                                                     (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                         $ 4,309,478        $ 4,579,840
    Accounts receivable, net                            2,443,343          3,574,822
    Inventories                                         5,621,295          5,151,106
    Deferred income tax                                   150,000            150,000
    Other current assets                                  300,504            287,075
                                                      -----------        -----------
        Total current assets                           12,824,620         13,742,843

Property, net                                           4,108,137          3,448,860

Technology & marketing rights, net                        372,652            409,048

Other assets                                               73,948             67,262
                                                      -----------        -----------
                                                      $17,379,357        $17,668,013
                                                      ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                     390,897            413,851
    Accounts payable                                    1,502,134          1,568,907
    Accrued compensation                                  277,243            572,499
    Other accrued liabilities                              65,681             61,982
                                                      -----------        -----------
          Total current liabilities                     2,235,955          2,617,239
                                                      -----------        -----------
Note payable to related parties                         1,900,000          1,900,000
                                                      -----------        -----------
Other long-term debt                                      772,678            699,134
                                                      -----------        -----------
Stockholders' equity
    Common stock                                       16,041,064         15,795,004
    Accumulated deficit                                (3,570,340)        (3,343,364)
                                                      -----------        -----------
         Net stockholders' equity                      12,470,724         12,451,640
                                                      -----------        -----------
                                                      $17,379,357        $17,668,013
                                                      ===========        ===========

                          DENSE-PAC MICROSYSTEMS, INC.
                             Summary of Operations
                                  (Unaudited)




                                                 Quarter ended                  Six months ended
                                                    August 31,                     August 31.

                                               1996          1995             1996         1995
                                           -----------   -----------      -----------   -----------
Net Sales                                   $3,643,713    $4,439,858       $7,708,135    $8,670,171

Cost of Sales                                2,894,223     2,972,861        5,841,843     6,125,573
                                           -----------   -----------      -----------   -----------
       Gross Profit                            749,490     1,466,997        1,866,292     2,544,598
                                           -----------   -----------      -----------   -----------
Operating Expenses:

   Selling, general and administrative         789,459       820,159        1,608,006     1,457,587
    Research and development                   298,873       137,738          425,059       238,153
                                           -----------   -----------      -----------   -----------

Earnings (loss) from Operations               (338,842)      509,100         (166,773)      848,858


Other expenses:

    Interest expense, net                       32,664        62,833           59,403       122,814
                                           -----------   -----------      -----------   -----------
Earnings (loss) before income
    tax provision                             (371,506)      446,267         (226,176)      726,044


Provision for income taxes                         800           800              800           800
                                           -----------   -----------      -----------   -----------
Net income (loss)                            ($372,306)     $445,467        ($226,976)     $725,244
                                           ===========   ===========      ===========   ===========

Net earnings (loss) per common share            ($0.02)        $0.03           ($0.01)        $0.05
                                           ===========   ===========      ===========   ===========

Weighted average common and
     common equivalent shares
     outstanding                            16,950,000    15,845,000       16,950,000    15,547,000
                                           ===========   ===========      ===========   ===========




See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                                               For the six months ended
                                                                August 31,      August 31,
                                                                    1996           1995
                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      ($226,976)      $725,244

Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
  Depreciation and amortization                                     465,830        281,470

Changes in operating assets and liabilites:
     Accounts receivable                                          1,131,479       (145,398)
     Inventories                                                   (470,189)       117,735
   Deferred income tax                                              (13,429)       (93,929)
     Other assets                                                    (6,686)
     Accounts payable                                               (66,773)      (240,334)
     Accrued compensation                                          (295,256)
     Accrued liabilities                                              3,699        201,404
     Deferred revenue                                                             (152,194)
                                                                 ----------     ----------

Net cash provided by operating activities:                          521,699        693,998
                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                               (1,088,711)      (513,424)
                                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                         (105,935)      (177,944)
Proceeds from issuance of of other long-term debt                   156,525
Proceeds from issuance of common stock                              246,060        130,704
                                                                 ----------     ----------
Net cash provided by (used in) financing activities                 296,650        (47,240)
                                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH                                    (270,362)       133,334

CASH AT BEGINNING OF YEAR                                         4,579,840        356,787
                                                                 ----------     ----------
CASH AT END OF QUARTER                                           $4,309,478       $490,121
                                                                 ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $135,567       $125,899
                                                                 ==========     ==========
Income taxes paid                                                      $800             $0
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



NOTE 3  -  Inventories consisted of the following:


                            August 31, 1996          February 29, 1996
      Raw Materials          $   1,303,247            $     1,338,472
      Work-in-process            3,044,995                  2,650,086
      Finished Goods             1,273,053                  1,162,548
                           ---------------            ---------------
                             $   5,621,295            $     5,151,106





NOTE 4 -  Accounting for Income Taxes

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective March 1, 1993.


         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 29, 1996 are as follows:

 Deferred tax assets:
      Operating loss carryforwards, general
        business credits, etc.                        $     1,807,810
       Inventories                                            223,384
                                                      ---------------
 Total gross deferred assets                                2,031,194

 Deferred tax liability
       Depreciation & amortization                           (527,440)
 Valuation allowance                                       (1,353,754)
                                                      ---------------
 Net deferred income taxes                            $       150,000
                                                      ===============



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


                          DENSE-PAC MICROSYSTEMS, INC.
                            (Small Business Issuer)





     November 4, 1996                        James G. Turner
---------------------------                  ---------------------------
     Date                                    James G. Turner, Chairman
                                             of the Board
                                             and Chief Executive Officer


     November 4, 1996
---------------------------                  ---------------------------
     Date                                    William M. Stowell, Chief
                                             Financial Officer