Form 10QSB
period 1996-11-30
DENSE PAC MICROSYSTEMS INC
filed 1997-01-14
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
( Mark One )
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1996

   - Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             CALIFORNIA                                    33-0033759
   (State or other Jurisdiction of                       ( IRS Employer
    Incorporation or Organization)                      Identification No.)

                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                    (Address of Principal Executive Offices )
                                 (714) 898-0007
                 Issuer's Telephone Number, Including Area Code

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

                  YES    X                NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of common stock, no par value, outstanding as of outstanding as of January 9, 1996 was 16,964,681.

                          DENSE-PAC MICROSYSTEMS, INC.
                                  Balance Sheet


                                              November 31,         February 29,
                                                  1996                 1996
                                              ------------         ------------
                                              (unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                 $  4,189,705         $  4,579,840
    Accounts receivable, net                     1,671,315            3,574,822
    Inventories                                  5,174,539            5,151,106
    Deferred income taxes                          150,000              150,000
    Other current assets                           194,274              287,075
                                              ------------         ------------

        Total current assets                    11,379,833           13,742,843

Property, net                                    4,334,981            3,448,860

Technology & marketing rights, net                 354,454              409,048

Other assets                                        73,948               67,262
                                              ------------         ------------
                                              $ 16,143,216         $ 17,668,013
                                              ============         ============


LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt              433,579              413,851
    Accounts payable                             1,136,275            1,568,907
    Accrued compensation                           233,424              572,499
    Other accrued liabilities                       48,970               61,982
                                              ------------         ------------

          Total current liabilities              1,852,248            2,617,239
                                              ------------         ------------

Note payable to related parties                  1,900,000            1,900,000
                                              ------------         ------------

Other long-term debt                               905,046              699,134
                                              ------------         ------------


Stockholders' equity
    Common stock                                16,041,064           15,795,004
    Accumulated deficit                         (4,555,142)          (3,343,364)
                                              ------------         ------------

         Total  stockholders' equity            11,485,922           12,451,640
                                              ------------         ------------

                                              $ 16,143,216         $ 17,668,013
                                              ============         ============

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statement of Operations
                                   (Unaudited)


                                                              Quarter ended                          Nine months ended
                                                               November 30,                             November 30.
                                                        1996                 1995                 1996                 1995
                                                    ------------         ------------         ------------         ------------

Net Sales                                           $  2,854,686         $  4,516,778         $ 10,562,821         $ 13,186,949

Cost of sales
     Cost of sales (other than item below)             2,273,796            3,037,260            7,650,555            9,162,833
     Inventory write-downs                               530,808                                   995,892
                                                    ------------         ------------         ------------         ------------

     Total cost of sales                               2,804,604            3,037,260            8,646,447            9,162,833

       Gross Profit                                       50,082            1,479,518            1,916,374            4,024,116

Selling, general and administrative expenses             713,246              717,112            2,320,452            2,174,699
    Research and development                             242,714              171,253              667,773              409,406
                                                    ------------         ------------         ------------         ------------


Earnings (loss) from Operations                         (905,878)             591,153           (1,071,851)           1,440,011


Other expenses:

     Loss on the sale of assets                           79,322                                    79,322
     Interest expense                                     43,454               57,669              193,546              184,239
     Interest Income                                     (43,852)              (6,585)            (133,741)             (10,341)
                                                    ------------         ------------         ------------         ------------

                                                          78,924               51,084              139,127              173,898

Earnings (loss) before income tax provision             (984,802)             540,069           (1,210,978)           1,266,113

Provision for income taxes                                                                             800                  800
                                                    ------------         ------------         ------------         ------------

Net income (loss)                                   ($   984,802)        $    540,069         ($ 1,211,778)        $  1,265,313
                                                    ============         ============         ============         ============


Net earnings (loss) per common share                       (0.06)                0.03                (0.07)                0.08
                                                    ============         ============         ============         ============


Weighted average common and
     common equivalent shares
     outstanding                                      16,950,000           16,288,000           16,950,000           15,596,000
                                                    ============         ============         ============         ============


See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                                For the nine months ended
                                                             November 30,        November 30,
                                                                 1996               1995
                                                             ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          ($1,211,778)        $ 1,265,313

Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
  Depreciation and amortization                                  712,841             423,280

Changes in operating assets and liabilites:
     Accounts receivable                                       1,903,507            (649,349)
     Inventories                                                 (23,433)           (703,751)
     Other current assets                                         92,801             (70,845)
     Other assets                                                 (6,686)
     Accounts payable                                           (432,632)             68,382
     Accrued compensation                                       (339,075)            209,524
     Accrued liabilities                                         (13,012)
     Deferred revenue                                                               (506,443)
                                                             -----------         -----------

Net cash provided by operating activities:                       682,533              36,111
                                                             -----------         -----------

CASH USED IN INVESTING ACTIVITIES:
Property additions                                            (1,544,368)           (971,304)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                      (305,364)           (305,650)
Proceeds from issuance on other long-term debt                   531,004
Proceeds from warrants                                                             1,900,000
Proceeds from issuance of common stock                           246,060             296,297
                                                             -----------         -----------

Net cash provided by financing activities                        471,700           1,890,647
                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH                                 (390,135)            955,454

CASH AT BEGINNING OF YEAR                                      4,579,840             356,787
                                                             -----------         -----------

CASH AT END OF QUARTER                                       $ 4,189,705         $ 1,312,241
                                                             ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                $   176,188         $   184,081
                                                             ===========         ===========

Income taxes paid                                            $       800         $       800
                                                             ===========         ===========


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

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended November 30, 1996 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of November 30, 1996, the results of operations and its cash flows for the periods ended November 30, 1996 and 1995. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Inventories consisted of the following:

                                    November 30,      February 29,
                                        1996              1996

              Raw  Materials         $1,017,177        $1,338,472
              Work-in-process         2,560,931         2,650,086
              Finished Goods          1,596,431         1,162,548
                                     ----------        ----------
                                     $5,174,539        $5,151,106



NOTE 4  -  Accounting for Income Taxes

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective March 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes, " which was adopted by the Company in 1987.

      Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1996 are as follows:

           Deferred tax assets:
               Operating loss carryforwards,
                  general business credits, etc         $ 1,807,810
                Inventories                                 223,384
                                                        -----------
           Total gross deferred assets                  $ 2,031,194

           Deferred tax liability
               Depreciation and amortization               (527,440)
               Valuation allowance                       (1,353,754)
                                                        -----------

           Net deferred income taxes                    $   150,000
                                                        ===========

There was no change in the valuation allowance as of November 30, 1996.

The Company is unable to determine whether it will be able to further utilize the gross deferred tax assets in fiscal year 1997. Further evaluation will be completed as part of the year end evaluation for the year ending February 28, 1997.

As of February 28, 1996, the Company had net operating loss carryforwards of $4,466,000 for regular income tax and $4,557,000 for alternative minimum tax available to offset future Federal taxable income (a portion is subject to limitations of approximately $270,600), expiring at various dates through 2010. As of February 28, 1996, the Company had available tax credit carryforwards of approximately $164,000 to offset future Federal income taxes, which expire at various dates through 2006.

NOTE 5 - Net income (loss) per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (if applicable) outstanding during the periods. For the loss periods, common equivalent shares were anti-dilutive and were not included in the E.P.S. calculation.

NOTE 6 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants were callable when the Company's stock reached a trading price of $4.50 for twenty consecutive days. On September 25, 1995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and extinguished debt for $100,000.

The Company also re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the Company stock at $7.00 per share. At August 31, 1996, all of the warrants were outstanding and exercisable.

NOTE 7 - In February 1996, the Company raised $4,297,000, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors.

Item 2 - Management's Discussion and Analyst of Financial Condition and Results of Operations

RESULT OF OPERATIONS

      Net sales for the quarter ended November 30, 1996 decreased $1,662,092 or 37% from the quarter ended November 30, 1995, and for the nine months ended November 30, 1996, sales decreased $2,624,128 or 20%. The sales decrease can be attributed to a decrease in sales of the standard 512Kx8 product which was expected. In the first nine months of the previous fiscal year, 37% of sales were represented by the 512Kx8 or approximately $4,899,000 as compared to 15% or $1,615,000 of sales for the first nine months of fiscal year 1997. This represents a decease of approximately $3,284,000 in 512Kx8 sales from the previous year. The decrease in the standard product was partially offset by an increase in sales of first generation technology as well as approximately $525,000 in sales of the Company's new third generation technology for the nine month period.

      At the end of the last fiscal year the Company introduced a supermemory board with up to four times the memory of boards available today known as the SuperSIMM. The Company is also marketing the technology in a subsystem arrangement for stackable plastic memory devices. The Company believes that there is significant market potential for this type of stacking technology, but expected orders for this product have not materialized and competitors have begun to enter the market. In addition, the significant decrease in DRAM prices in the current year has reduced the expected sell prices of these products by approximately 80%.

      The Company's inability to offset declining sales of standard 512Kx8 products with orders for the third generation product has been the principal reason for reduced sales in the current fiscal year. Future operating result will depend on the Company's ability to increase sales of existing and new products.*

      Cost of sales, excluding any inventory write-down, as a percentage of sales for the three month period ended November 30, 1996 increased from 67% in fiscal year 1996 to 80% in fiscal year 1997 and for the nine months increased from 69% in fiscal 1996 to 72% in fiscal 1997. A majority of the increase in the cost of percentage of sale can be attributed to maintaining factory staff and inventory in order to support expected third generation orders. Beginning in May 1996, the Company's variable compensation program resulted in a decrease in indirect labor costs included in cost of sales.

      During the three month period ended November 30, 1996, approximately $531,000 of inventory was written down to market price. A portion of this decrease was due to additional decreases in DRAM prices with additional write-downs being attributed to several SRAM price decreases. For the first nine months of fiscal year 1997, the Company recognized inventory write-downs of approximately $996,000. A majority of the write-down was associated with the recent decrease in the 16 Meg DRAM prices which affected the entire industry. The balance of the write-down was due to a decrease in SRAM prices for certain inventory of 512Kx32 that the Company held at the end of the quarter.

      Selling, general and administrative expense decreased slightly in the third quarter of fiscal 1997 by $3,866 from the second quarter of the prior fiscal year. For the nine months ended November 30, 1996 these expenses increased $145,753 or 7%. For seven months in the year-to-date results, payroll costs were reduced as required by the Company's variable compensation program. The increase in selling, general and administrative expenses was due to an increase in filing fees and maintenance for Nasdaq national market companies, an increase in selling expense in advertising and travel and an increase in commissions for independent sales representatives as more territories are being represented by independent sales representative companies as compared to the previous year.

      In the fourth quarter of fiscal year ending February 28, 1997, the Company hired a new chief executive officer at an annual salary of $175,000, plus, among other benefits, a signing bonus of $17,500 and reimbursement of relocation expenses up to $25,000. The former chief executive officer will continue as an employee and chairman of the board at an annual salary of $120,000, compared to his prior $157,500 annual salary. Neither the chief executive officer nor the chairman are subject to the Company's variable compensation plan through the year ending February 28, 1998. The additional compensation related to the new chief executive officer will increase selling, general and administrative expenses in the fourth quarter of the current fiscal year.

      For the three months ended November 30, 1996, research and development costs increased $71,461 or 42% from the same quarter in the previous period and for the nine months ended November 30, 1996 expenses have increased $258,367 or 63%. The increase for the nine months is due to the efforts on the new SuperSIMM technology and the numerous related products that are being developed in associated with the third generation technology. The Company is also continuing to develop other new military and commercial products.

      During the three months ended November 30, 1996, the Company sold unused equipment at a loss of approximately $79,000. Interest income increased $37,267 from same quarter in the previous period and for the nine months ended November 30, 1996 interest income increased $123,400. This increase was due to the invested capital received from the February 1996 private placement.

LIQUIDITY  AND CAPITAL RESOURCES

      The Company's primary source of liquidity for the third quarter of fiscal 1997 was $4.3 million cash from the private placement of stock completed in February 1996. The Company had cash and cash equivalents of $4.2 million at November 30, 1996 and working capital of $9,527,585, which are expected to be sufficient to meet the Company's cash needs for the foreseeable future. The Company has no bank lines of credit or other sources of capital.

      The Company purchased approximately $1.5 million ($531,000 financed) in capital equipment during the first nine months of fiscal year 1997, some of which will be used to set up the third generation product line.

      The Company has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At November 30, 1996, the outstanding principal amount was $634,977.

      The Company has a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans ($24,500) and the principal on both loans due in October 1999. These loans are secured by all of the Company's assets, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.


CAUTIONARY STATEMENTS

      Statements in the foregoing discussion followed by an asterisk (*) and their statements regarding the Company's expectations about new and existing products and its future financial performance are forward looking statements which are subject to various risks and uncertainties, including, without limitation, demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Form 10-KSB for the year ended February 29, 1996, under the caption "Cautionary Statements" in item 6, which is hereby incorporated herein by reference.

      Item 5  -  Other Information

      The Company elected Uri Levy as chief executive officer, president and director effective January 2, 1997. James G. Turner, former chief executive officer and president, will remain an employee and chairman of the board. The company has agreed to the following compensation for Mr. Levy: annual salary of $175,000, which will be exempt from the variable compensation plan through the fiscal year ending February 28, 1998; a $17,500 signing bonus; a guaranteed bonus of 50% of base salary for fiscal year 1998; a $700 per month car allowance; 500,000 stock options at an exercise price of $1.25 which vest 25% per year beginning March 1, 1997; relocation expenses not to exceed $25,000; and other benefits generally provided to the Company's management. The Company's press release dated January 7, 1997 filed herewith as Exhibit 10.1 hereto is hereby incorporated herein by reference.

      Item 6 -- Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed herewith.

              99.1 Press release on new Chief Executive Officer and President dated January 7, 1997

              Exhibit 27  -  Financial Data Schedule

          (b) Reports on Form 8-K  -  none


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          DENSE-PAC MICROSYSTEMS, INC.
                             (Small Business Issuer)



January 13, 1997                    /S/ James G. Turner
________________                    ______________________________________
Date                                James G. Turner, Chairman of the Board
                                       and Chief Executive Officer


January 13, 1997                    /S/ William M. Stowell
________________                    ____________________________________________
Date                                William M. Stowell,  Chief Financial Officer