Form 10KSB
period 1997-02-28
DENSE PAC MICROSYSTEMS INC
filed 1997-05-28
CIK 784770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 1997,

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to
        _________________

Commission file number:    0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          California                                         33-0033759
(State or other jurisdiction                              (I.R.S. Employer
of incorporation of organization)                        Identification No.)

           7321 Lincoln Way
       Garden Grove, California                                92841
----------------------------------------                 --------------------
(Address of principal executive offices)                     (Zip Code )

Registrant's telephone number, including area code:  (714) 898-0007

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

     Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO
          ---   ---
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB [ ]

     The Issuer's revenues for its most recent fiscal year were $14,024,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on May 2, 1997 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $22,076,000.

        Issuer's Common Stock outstanding at May 2, 1997:  16,997,681 shares

Documents Incorporated By Reference
Portions of the registrant's Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART 1

ITEM 1:    DESCRIPTION OF THE BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled " Cautionary Statements " beginning on page 12 of this Form 10-KSB.

General background

     Dense-Pac Microsystems, Inc. ("Dense-Pac" or the "Company") designs, develops and manufactures memory products based on proprietary chip stacking technology that allows the company's governmental and commercial customers to pack huge amounts of memory into small spaces. The Company's products are used in a variety of military, industrial and commercial applications where high memory density, high performance and high reliability are required. Its memory technology can be used in such diverse areas as space satellites and space missiles, high performance auto engines, computer servers, digital cameras and laptop computers.

     The Company's products are designed to improve performance and reliability at the system level by reducing space, cost, weight and power requirements. The Company procures plastic memory devices or raw silicon memory from a variety of semiconductor manufacturers and incorporates the memory devices into high density products utilizing the latest process technology and the Company's advanced package designs. The Company's products range from monolithic semiconductors to patented, high density, three-dimensional plastic or ceramic memory products.

     The majority of the Company's products are memory solution related. A memory module is a miniaturized memory subsystem which can consist of numerous memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. The Company's proprietary packaging technology enables memory systems to be designed with significantly more memory in a given area as can be accomplished with conventional packaging techniques. For example, a memory system which might require 20 square inches of printed circuit board using conventional packaging techniques, could be packaged by the Company in a memory module less than two square inches in size. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well as their mating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced.

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

     In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density chips to achieve the same performance levels of newer, more expensive high density chips. For example, the Company can emulate a 256 Meg DRAM by stacking four 64 Meg DRAMs to provide the same memory as a single 256 Meg DRAM chip, which is currently not economically available in the market place. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 64 Meg DRAMs) instead of a single potentially unavailable expensive state-of-the-art semiconductor chip (e.g., 256 Meg DRAM).

     Dense-Pac is also able to offer customers leading edge memory products by packaging the highest memory chips available. For example, the SuperSIMM(TM)(TM) module can provide a gigabit of memory by stacking 16 Meg DRAM chips, a level of memory which no single chip can currently provide. Future generations of this technology using 64 Meg DRAMs could produce four gigabits of memory on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, the Company's products are subject to obsolescence or price erosion as new chips with the same or greater density as the Company modules are continuously introduced. This results in the Company's products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

Recent Company Changes

     During the first four months of 1997, the company experienced a change in several key management positions. In January 1997, Uri Levy was named chief executive officer and later also assumed the position of chairman of the board. In addition, Gene Phelps and Charles Gamer joined the company as vice president of operations and vice president sales and marketing, respectively. They replaced the former vice president of sales and marketing and the vice president of engineering. The new management team is developing and implementing a new business strategy which is discussed below.

Business Strategy

         The Company's principal business objective is to be the leading worldwide provider of three-dimensional memory products. Three-dimensional products incorporating ceramic and plastic devices have only recently been introduced to the industry as an alternative to increase the efficiency, density and memory capability of existing technology. The central elements of the Company's business strategy include:

     MAINTAIN TECHNOLOGY LEADERSHIP. The Company believes it is a leader in the design of three-dimensional memory products. The Company's ceramic stack and commercial plastic stack products both have patented processes due to their unique configuration. The Company intends to continue developing these and other technologies in order to enhance its competitive position.

      OFFER COST-EFFECTIVE SOLUTIONS. The Company's stackable product emulators utilize technology to reduce the size and cost of comparable technology. The Company believes that by using its three-dimensional technology, customers can increase the efficiency, density and memory capability of their products. Many of Dense-Pac's new products have the same "footprint" (space on the memory board) thereby reducing the need for the customer to re-engineer boards as new denser memory becomes available.

      TARGET HIGH VOLUME OEM CUSTOMERS. The Company believes that its technology can increase the overall performance of systems and their integrated parts. Dense-Pac is structuring itself to support OEM opportunities that provide the best utilization of the technology in today's growing market.

This restructuring will include a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of a prototype design team to custom design and quickly deliver prototype products to customers.

      PURSUE STRATEGIC RELATIONSHIPS. The Company intends to enter into a number of development, production, marketing and other strategic relationships in order to expand sales and broaden its product offerings.

3-D Stacking Products

     In September 1990, the Company was awarded a patent on a new packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what was available in the market. In three-dimensional packaging, individual memory chips are stacked one on the other, and vertically interconnected. The Company's "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by dramatically expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit the Company to package 512 megabytes of memory in a three-dimensional package measuring just slightly larger than a half inch thick business card. This technique increases memory board density significantly over conventional packaging techniques, has particular advantages in applications where high memory capacity, efficiencies and space are critical, such as portable computers and communications devices.

     The Company commenced shipments of its three-dimensional ceramic stacked products in fiscal year 1991. The ceramic stacked products are manufactured on ceramic substrates to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high industrial applications such as satellites, deep well drill bits and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

     In fiscal year 1995 the Company developed a silicon on silicon stacking product for commercial applications where space, savings and high memory density are critical, such as cellular telephones, portable and palm-top computers, interactive communications, and medical instruments. This technology represented a four times improvement in density and a 75% reduction in manufacturing costs compared to the first generation products. The second generation products could be utilized directly in emerging multi-chip MCM module applications or encapsulated in plastic for use on conventional printed circuit boards. The Company has not been able to market this technology because the sole supplier ceased production of the SRAM die that was designed into the product. The Company believes that this technology remains valid and it may redesign this product to incorporate new die technology when market conditions are appropriate.

     During fiscal year 1996 the Company introduced a commercial plastic three-dimensional stacking packaging technology. The main focus of this technology is to introduce the Company's ability to stack readily available commercial plastic memory devices to emulate higher density products which are more expensive and/or in short supply. One of the new products is called the SuperSIMM(TM)(TM), a super memory board which quadruples the memory available with a standard SIMM (single inline memory module). The current product offering in production for the SuperSIMM(TM) is 16 stacks of four standard 16 MEG DRAM chips, mounted on an industry standard 72 pin substrate. The SuperSIMM(TM) provides a gigabit of memory when plugged into the same size slot of a high-end workstation used by a SIMM.

     The commercial plastic stacked technology is targeted at high-end workstations, network servers, solid state disk and data markets, Internet applications, electronic organizers, portable computers and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. High-end workstations produced by Sun, IBM, Hewlett Packard, Digital and Silicon Graphics have multiple slots for SIMM modules which would also accommodate the Dense-Pac SuperSIMM(TM) module.

     The commercial plastic stacking products also have the capability to combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors to improve performance and versatility.

Standard Products

     The Company offers a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs) electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of the Company's products, prices range from less than $50 for commercial modules to over five thousand dollars for high-end military specification modules.

Custom Design Capabilities

     Many of the Company's customers require product packaging which meets specialized density, size and performance standards. Accordingly, an important aspect of the Company's business is its ability to custom design and manufacture modules to meet a customer's specifications. As part of its new business strategy, the Company intends to create a specially designated design team to custom develop and quickly deliver prototype products to customers. In most cases, the Company retains ownership of the custom designs for prototype products and therefore is able to offer such designs to other customers as standard products. Thus, the Company's custom design capabilities also provide it with an ongoing source of new standard products.

Research and Development; Patents and Technology Rights

        The Company is involved in research and development for wafer/die memory integration, innovative three-dimensional stacking and mixed memory technologies. The Company's research and development expertise supports its custom design capabilities as discussed above. The Company's product development activities are solution driven and the Company's goal is to create technological advancements by working with customers to develop advanced cost effective products that solve the customers' specific memory requirements.

     The Company's first generation, three-dimensional ceramic stacking technology is the subject of a United States patent which expires in 2007. In 1993, the Company was awarded a U.S. patent on certain aspects of its second generation (silicon on silicon) three-dimensional technology which expires in 2010. In 1996, the Company was awarded a U.S. patent on certain aspects of a plastic commercial three-dimensional technology which expires in 2013. There can be no assurance that these patents will afford the Company's products any competitive advantage, that they will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

     The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years. The Company's success depends on its ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

     In order to obtain large orders for its products from OEMs, the Company may be required to provide manufacturing licenses to third parties as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly with the Company for customers.

Marketing and Customers

     The Company markets its products to military, aerospace and commercial customers that require high reliability, high density and high performance. The Company's military/aerospace customers use the Company's products in high performance weapons, avionics and communications systems. Commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition, a higher risk of inventory obsolescence and lower margins. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' memory requirements. As a result, commercial products have approximately a two to four-year life, whereas military/aerospace products have a four to eight-year or longer life. In addition, the Company is required to carry significant levels of inventory before orders are received in order to meet the short delivery requirements of commercial customers.

     The Company markets its products throughout the world directly through its own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made directly to the customer by the Company. The sales representatives receive a commission on sales of the Company's products within their territories. In both fiscal years 1997 and 1996, approximately 23% of the Company's sales were export sales, primarily to Western Europe.
Foreign sales are in U.S. dollars.

Manufacturing and Supplies

     The principal components of a memory module are semiconductor memory chips and the ceramic or plastic substrates on which they are mounted. The Company purchases packaged and un-packaged parts from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. The Company has the un-packaged chips packaged in LCCs by an assembly house. The Company then performs final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

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

     The Company purchases raw materials and components from several material suppliers, but does not have any supply agreements. Although alternative suppliers are available, a significant unplanned event at a major supplier or assembly house could have a short-term adverse impact on the Company's operations. The market for memory devices is characterized by periodic shortages which can adversely impact the Company's costs and/or ability to timely ship products.

     The Company's manufacturing capacity is not adequate to support large volume production. Accordingly, the Company will seek to enter into strategic alliances with reliable manufacturing services which can provide high volume production capabilities so that the Company's resources can be devoted to research and development, prototype and custom design services, and expansion of sales and marketing efforts.

Strategic Alliance

        On May 19, 1997, Dense-Pac announced a strategic alliance with SCI Systems, Inc., for high-volume production and testing of Dense-Pac's proprietary three-dimensional (3-D) memory modules. Under the terms of the agreement, SCI will provide electronic manufacturing services for high volume production of Dense-Pac 3-D memory modules and serve as a strategic volume production partner in presentations to prospective Dense-Pac customers. SCI Systems, Inc., provides electronic manufacturing services to companies that out source production of finished products and subassemblies. SCI has 22 plants worldwide and operates 164 surface-mount technology lines.

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

Competition

     The Company does not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, the Company focuses on niche markets where the customer's requirements allow the Company to utilize its unique engineering and packaging skills to maintain a high value added content. Dense-Pac's direct competition includes specialty memory module assembly companies such as Electronic Designs, Inc. and Hybrid Memory Products. Semiconductor firms such as Integrated Device Technology, Inc., Mitsubishi Corp., Fujitsu Ltd.and Harris semiconductor also compete in the memory module marketplace. Such companies, however, are not typically direct competition to the specialty assembly houses such as the Company due to their large production run requirements (attributable to extensive automation) and the fact that they use only their own semiconductors. Dense-Pac, on the other hand, manufactures memory modules which incorporate whichever semiconductor components are best suited to meet the customer's requirements.

     According to industry sources, there are several companies developing or marketing three dimensional packaged products, including Irvine Sensors, Texas Instruments, Thompson CSF, Staktek and Cubic Memory.

     The principal competitive factors in the memory module market include product reliability, product performance characteristics, the ability to meet the customer's product needs and delivery requirements, and price. Dense-Pac believes it competes favorably with respect to all of these factors. The Company's commercial business is characterized by more intense competition, with the most important factors being price and the ability to meet short development and delivery schedules. Some of Dense-Pac's competitors have greater financial, technical and personnel resources than the Company.

Employees

     At May 2, 1997, the Company had 106 full-time employees, of which 13 were engaged in engineering, 58 in manufacturing, production and testing, 9 in quality assurance, 14 in marketing/sales and 12 in management and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ITEM 2:   PROPERTIES

     The Company's executive offices and manufacturing facilities consist of 21,350 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2001 and provides for an effective monthly rent of $10,900. The Company believes that its facilities are adequate to meet its foreseeable needs.

ITEM 3:    LEGAL PROCEEDINGS

        Neither the Company nor its properties are currently subject to any material legal proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." It previously traded on the Nasdaq Small Cap Market. The following table sets forth the high and low closing bid prices of the Common Stock on the Nasdaq Small Cap Market for the periods through March 13, 1996, and the high and low closing prices on the Nasdaq National Market for the periods beginning March 14, 1996, as reported by Nasdaq. Quotations on the Nasdaq Small Cap Market are inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                           High                  Low
                                                           ----                  ---
      Fiscal Year ended February 29, 1996:
               Quarter Ended
                   May 31, 1995                          2- 7/16               1 - 3/4
                   August 31, 1995                       4- 11/16              1 - 15/16
                   November 30, 1995                     7- 7/16               4 - 3/8
                   February 29, 1996                     6- 11/16              5 - 3/8

            Fiscal Year ended February 28, 1997:
               Quarter Ended
                    May 31, 1996                         7- 1/8                4 - 7/8
                    August 31, 1996                      5- 3/8                2 - 5/8
                    November 30, 1996                    3- 7/16               1 - 15/16
                    February 28, 1997                    3- 3/16               1 - 1/4

     As of May 2, 1997, the Company had 315 shareholders of record, and over 4,000 beneficial shareholders, based on information provided by the Company's transfer agent.

     The Company has not paid any dividends and it does not expect to pay any dividends in the foreseeable future. There are currently no contractual or other restrictions affecting the Company's ability to pay dividends.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal 1997 Compared to Fiscal 1996.

     Fiscal year 1997 net sales of $14,024,000 decreased by $3,983,000 (22%) from fiscal year 1996 sales of $18,006,000. The decrease was partly due to the anticipated technology phase out of a standard memory module, the 512k x 8, which contributed approximately $6,200,000 or 34% of fiscal year 1996 revenues. For fiscal year 1997, the 512K x 8 represented approximately $1,700,000 or 12% of total revenue. While revenues for this memory module declined, the Company generated approximately $760,000 in revenue from its high density new commercial plastic stacked products. Revenue from first generation products composed approximately 24% of revenue for fiscal 1997 as compared to approximately 32% in fiscal year 1996. The decrease in first generation product sales was mainly due to the decrease in the SRAM memory prices that are used in this technology.

     Foreign sales represented 23% of total revenue for fiscal years 1996 and 1997. While the overall sales volume for the 512k x 8 module also decreased for the foreign marketplace, first generation ceramic stack products sales increased by 60% due to new opportunities for these products.

     The Company was unable to offset the decreased revenues with orders of new commercial stack products, such as the SuperSIMM(TM), which was introduced in fiscal year 1996. The Company's new management team is implementing a new business strategy to target OEM customers as discussed in Item 1 of this report, with the goal of returning the Company to growth and profitability. See "Cautionary Statements."

      Cost of sales for the fiscal year 1997, excluding the inventory write-down, was $10,546,000 ( 75% of sales ), as compared to cost of sales for fiscal year 1996 of $12,936,000 ( 72% of sales). The lower cost of sales for fiscal year 1996 can be attributed to greater operating efficiencies resulting from the higher level of sales in 1996. Additionally, for fiscal year 1997, depreciation expense increased by $560,000, as the first full year of depreciating tooling and capitalized engineering over a three year period was recognized as compared to 3-5 years in prior periods.

     During fiscal year 1997, the Company experienced market price declines in inventory. For the fiscal year 1997, approximately $ 2,100,000 of lower of cost or market adjustments were recognized for inventory. Part of the price adjustment consisted of declines in the market price of 16 Meg DRAM's from an average cost of $ 45.00 during fiscal year 1996 to a market value of approximately $ 9.00 by November 1996. At February 28, 1997, DRAM prices had stabilized resulting in no additional write-off for the fourth quarter relating to the 16meg DRAM inventory. Market adjustments relating to SRAM memory accounted for the remainder of the inventory write-down.

     Selling, general and administrative (SG&A) expenses increased by $543,000 (20%) from $2,779,000 in fiscal year 1996 to $3,322,000 in fiscal year 1997. The fiscal year 1996 SG&A expense included $186,500 related to the management bonus plan, whereas fiscal year 1997 had no management bonus expense. Excluding the management bonus expense, SG&A expense increased approximately $730,000 (26%) for fiscal year 1997. The increase in SG&A expense included increased administrative salaries and related costs of $285,000, increased sales and marketing costs of $195,000, additional costs with being listed on the National NASDAQ Market of approximately $80,000 and patent legal fees of $78,000. The increase in salaries and sales costs was due mainly to management recruiting, advertising, salaries for new personnel, outside sales representative commissions, and related expenses incurred in fiscal year 1997.

        During the fourth quarter of fiscal year 1997, the Company recognized other costs of approximately $961,000, consisting of a $336,000 write-off of technology and marketing rights, a $291,000 write-off of fixed assets, and severance costs of $334,000. The write-offs reflected a re-evaluation of the usefulness of certain assets in light of the Company's new business strategies, including an evaluation of expected future cash flows from those assets.

     Research and development expense increased $291,000 or 56% from the prior year due to continued work on the commercial plastic stack products. While the previous year was experiencing growth due to the 512K x 8 module sales, additional time was spent during fiscal year 1997 on perfecting the commercial plastic stack. Research and development represented approximately 6% of sales for fiscal year 1997 as compared to 3% of sales for the previous fiscal year.

     Interest expense increased slightly, $16,000 or 6% from the previous year due to several new equipment leases having a full year of interest expense. Interest income increased by $176,000 due to the interest earned on the net proceeds from the private placement in February 1996.

     In the fourth quarter of fiscal year 1997, the Company reversed $150,000 of a deferred tax benefit which had been recorded in fiscal year 1996 due to the uncertainty of the recoverability of such asset due to the loss incurred in fiscal year 1997.

Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (FAS 128). FAS 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents for the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company adopted the provisions of FAS 128 with the fiscal year-end financial statements. Since there were losses for fiscal years 1995 and 1997, no calculation was necessary. Basic and diluted EPS, as computed under FAS 128, would have been $ .11 under both calculations, for the yearend February 29, 1996.

 Fiscal 1996 Compared to Fiscal 1995

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

     Costs of sales for fiscal year 1996 was $12,935,789 (72% of sales), an increase of $3,828,035 (42%) over fiscal year 1995 cost of sales of $9,107,754 (79% of sales). Approximately $1,000,000 of cost of sales in fiscal year 1995 related to pre-production costs associated with the second generation technology. Without such expenses, cost of sales as a percentage of sales for fiscal year 1995 would have been approximately 71%. Despite the increased sales in fiscal year 1996, cost of sales as a percentage of sales in fiscal year 1996 compared to fiscal year 1995 (excluding the effect of the second generation pre-production costs) did not decrease due to lower margins attributable to commercial products and approximately $80,000 of additional compensation resulting from the Company's variable compensation plan. See Note 13 of the Financial Statements for a description of this plan.

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

Liquidity and Capital Resources

     The Company's sources of liquidity during fiscal year 1997 were cash flow from operations and $4.3 million net cash proceeds from the sale of 900,000 shares of Common Stock in February 1996. The Company experienced a slight increase in cash of $81,000, due to the collection of accounts receivable and a decrease in inventories of $1,620,000. Non-cash items, such as depreciation expense of $1,095,000 and the impairment loss of $627,000 were offset by property additions of $1,395,000.

     Cash used for investing activities consisted of approximately $491,000 of capitalized engineering labor and approximately $904,000 for the purchase of engineering and test equipment, computers, machinery and tooling. The Company has no material commitments for capital expenditures in fiscal year 1998.

     At February 28, 1997, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's assets, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

     The Company also has a loan from a Belgian bank due November 2000 which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment and interest is payable semiannually. At February 28, 1997, the outstanding principal amount was $ 564,424. Principal and interest payments on this loan totaled $193,221 in fiscal 1997.

        Despite a loss of $4,096,000, the Company ended the fiscal year in a strong financial position. At February 28, 1997, the Company had cash of almost $4.7 million, working capital of $7.4 million and a current ratio of 4.4 to 1.0. Management believes that this positive cash position, together with working capital, will be adequate to implement management's business plan and to meet the Company's foreseeable needs. See "Cautionary Statements."


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

Product Development and Technological Change

     The semiconductor and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. The Company's memory products are subject to obsolescence or price erosion because semiconductor manufacturers are continuously introducing chips with the same or greater memory density as the Company's modules. As a result, memory products typically have a product life of only three to five years. For example, the Company experienced a significant decline in revenues in fiscal year 1997 due to the technological phase-out of its 512K x 8 standard product.

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

Uncertainty of Market Acceptance or Profitability of New Products

     The introduction of new products will require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production, the Company will have to make substantial investments in inventory and capital equipment or, as currently contemplated, the Company will have to outsource production to third parties. The Company has limited marketing capabilities and resources and is dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of its products. There can be no assurance that new products will achieve market acceptance, result in increased revenues, or be profitable. For example, the Company has not been able to book major orders for the SuperSIMM(TM) product which was introduced in fiscal 1996 and the proposed sales prices for that product were adversely affected by declines in DRAM prices.

Parts Shortages  and  Over-Supplies and Dependence on Suppliers

     The semiconductor industry is characterized by periodic shortages or over-supplies of parts which have in the past and may in the future negatively affect the Company's operations. For example, an over-supply of 16 meg DRAMs in 1996 resulted in significant price declines which required the Company to make significant inventory reductions in fiscal year 1997. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, but it has no long-term supply contracts with any of them. For example, the Company was not able to market its second generation Dense-Stack product when it lost its source of SRAM die.

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

Competition

     There are memory companies are in the process of developing three-dimensional products, including Irvine Sensors, Staktek, Cubic Memory and Thompson CSF in France. Some of such companies have greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.

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

ITEM 7:    FINANCIAL STATEMENTS

           The Company's Financial Statements are included in this report commencing at page F-l.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The required information is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 10:   EXECUTIVE COMPENSATION

     The required information is incorporated herein by reference to the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is incorporated herein by reference to the section entitled "Ownership of Common Stock" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 13:    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1          Articles of Incorporation, as amended (1)

         3.2          By-laws, as amended (1)

         10.1         Letter dated December 4, 1990 from Kreidietbank regarding
                      $1,270,000 loan (2)

         10.2         Lease for Premises at 7321 Lincoln Way, Garden Grove,
                      California, dated June 19, 1997. (7)

         10.3         1996 Stock Option Plan (7) *

         10.4         1985 Stock Option Plan, as amended (3) *


         10.5 Form of Indemnification Agreement with officers and directors (3) *

         10.6         Loan Agreement and Security Agreement dated October 12,
                      1994 between the Company and Euroventures Benelux II B.V.
                      and Trude C. Taylor (4)

         10.7 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor (5)

         10.8 Warrant Agreement and Addendum to Loan Agreement effective as of October 23, 1995, between the Company and Euroventures Benelux II B.V. (6)

         10.9         Management Bonus Plan for fiscal year 1997 (7) *

         23.1         Independent Auditors' Consent

         27.1         Financial Data Schedule

----------
     *    Management contracts, compensation plans and arrangements.

         (1) Incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

         (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

         (3) Incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994

         (4) Incorporated by reference to Registrant's Quarterly Report on Form l0-Q for the quarter ended November 30, 1994.

         (5) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. (33-87704) filed on December 22, 1994.

         (6) Incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.

         (7) Incorporated by reference to Registrants' Annual Report on Form l0-KSB for the year ended February 29, 1996.

(b)     Reports on Form 8-K

               The Company filed a current report on Form 8-K, date of report February 6, 1997, to report in Item 5 with respect to a press release issued on February 6, 1997.

                                     PART IV

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:   May 28, 1997                     DENSE-PAC MICROSYSTEMS, INC.



     By:  /s/ James G. Turner                 By: /s/  Aaron Uri Levy
          ------------------------------          -----------------------------
          James G. Turner                         Aaron Uri Levy
          Chief Executive Officer                 Chief Executive Officer
          (April 1, 1987 - January 6, 1997)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/  Aaron Uri Levy                             May 28, 1997
----------------------------------------------
Aaron Uri Levy, Chairman of the Board,
                Chief Executive Officer
                and President
                (Principal Executive Officer)


 /s/ William M. Stowell                           May 28, 1997
----------------------------------------------
William M. Stowell, Vice President-Finance
                    Chief Financial Officer
                    and Secretary
  (Principal Financial and Accounting Officer)

 /s/  James G. Turner                             May 28, 1997
----------------------------------------------
James G. Turner,  Director
(Chairman of the Board
April 1987 - January 21, 1997)

 /s/  Roger Claes                                 May 28, 1997
----------------------------------------------
Roger Claes,  Director


 /s/  Robert Southwick                            May 28, 1997
----------------------------------------------
Robert Southwick,  Director


 /s/  Trude C. Taylor                             May 28, 1997
----------------------------------------------
Trude C. Taylor,  Director

DENSE-PAC MICROSYSTEMS, INC.


FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997
AND INDEPENDENT AUDITORS' REPORT

DENSE-PAC MICROSYSTEMS, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                 PAGE
                                                                                 ----

INDEPENDENT AUDITORS' REPORT                                                       1

FINANCIAL STATEMENTS:
Balance sheets as of February 28, 1997 and February 29, 1996                       2
Statements of operations for each of the three years in the period
  ended February 28, 1997                                                          4
Statements of stockholders' equity for each of the three years
  in the period ended February 28, 1997                                            5
Statements of cash flows for each of the three years in the period
  ended February 28, 1997                                                          6
Notes to financial statements for each of the three years in the period
  ended February 28, 1997                                                          8

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc.:


We have audited the accompanying balance sheets of Dense-Pac Microsystems, Inc. (the Company) as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dense-Pac Microsystems, Inc. as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP


Costa Mesa, California
April 11, 1997

DENSE-PAC MICROSYSTEMS, INC.


BALANCE SHEETS
AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------


                                                                     1997            1996
                                                                 -----------      -----------
ASSETS

CURRENT ASSETS:
Cash                                                             $ 4,660,769      $ 4,579,840
Accounts receivable, net of allowance for doubtful accounts
  of $50,000 and $40,000 in 1997 and 1996                          1,245,685        3,574,822
Inventories (Notes 1 and 2)                                        3,530,648        5,151,106
Deferred income taxes (Note 8)                                                        150,000
Prepaid expenses and other current assets                            122,988          287,075
                                                                 -----------      -----------

    Total current assets                                           9,560,090       13,742,843

PROPERTY, net (Notes 1, 3 and 4)                                   3,907,105        3,448,860

TECHNOLOGY AND MARKETING RIGHTS, net (Note 1)                                         409,048

OTHER ASSETS                                                          14,360           67,262
                                                                 -----------      -----------

                                                                 $13,481,555      $17,668,013
                                                                 ===========      ===========



See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.

BALANCE SHEETS
AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 (CONTINUED)
--------------------------------------------------------------------------------


                                                                    1997               1996
                                                                ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 4)                      $    407,254       $    413,851
Accounts payable                                                   1,074,263          1,568,907
Accrued compensation                                                 636,455            572,499
Other accrued liabilities                                             73,048             61,982
                                                                ------------       ------------

    Total current liabilities                                      2,191,020          2,617,239

NOTES PAYABLE DUE TO RELATED PARTIES (Note 5)                      1,900,000          1,900,000

LONG-TERM DEBT (Note 4)                                              764,489            699,134

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 5, 7, 9 and 11):
Common stock, no par value; authorized, 40,000,000 shares;
  issued and outstanding, 16,997,681 and 16,748,831 shares
  in 1997 and 1996, respectively                                  16,065,404         15,795,004
Accumulated deficit                                               (7,439,358)        (3,343,364)
                                                                ------------       ------------

    Net stockholders' equity                                       8,626,046         12,451,640
                                                                ------------       ------------

                                                                $ 13,481,555       $ 17,668,013
                                                                ============       ============



See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------


                                                     1997               1996               1995
                                                 ------------       ------------       ------------
NET SALES (Notes 1 and 10)                       $ 14,023,528       $ 18,006,091       $ 11,494,709

COST OF SALES (Note 1):
Cost of sales                                      10,546,101         12,935,789          9,107,754
Inventory write-down                                2,111,171
                                                 ------------       ------------       ------------

    Total cost of sales                            12,657,272         12,935,789          9,107,754

GROSS PROFIT                                        1,366,256          5,070,302          2,386,955

COSTS AND EXPENSES (Notes 1, 6 and 11):
Selling, general and administrative                 3,321,741          2,778,801          2,398,057
Research and development                              810,059            518,665            582,993
Other costs                                           961,147                             1,668,638
                                                 ------------       ------------       ------------

      Total costs and expenses                      5,092,947          3,297,466          4,649,688
                                                 ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                      (3,726,691)         1,772,836         (2,262,733)

OTHER EXPENSE AND (INCOME) (Notes 4 and 5):
Interest expense                                      258,823            243,029            209,805
Interest income                                      (195,001)           (18,674)           (13,638)
Loss on property disposal                             154,681
                                                 ------------       ------------       ------------

    Total other expense and (income)                  218,503            224,355            196,167

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                              (3,945,194)         1,548,481         (2,458,900)

INCOME TAX PROVISION (BENEFIT) (Note 8)               150,800           (149,200)           280,606
                                                 ------------       ------------       ------------

NET INCOME (LOSS)                                $ (4,095,994)      $  1,697,681       $ (2,739,506)
                                                 ============       ============       ============

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 1)              $      (0.24)      $       0.11       $      (0.19)
                                                 ============       ============       ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      16,918,725         15,729,864         14,605,802
                                                 ============       ============       ============


See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------


                                                        COMMON STOCK                                        TOTAL
                                                 -----------------------------        ACCUMULATED        STOCKHOLDERS'
                                                    SHARES           AMOUNT             DEFICIT            EQUITY
BALANCE, March 1, 1994                           14,581,281       $  9,201,178       $ (2,301,539)      $  6,899,639

Exercise of warrants to purchase
  common stock (Note 7)                               4,000              4,000                                 4,000
Issuance of common stock upon
  exercise of stock options (Note 9)                 40,250             35,858                                35,858

Net loss                                                                               (2,739,506)        (2,739,506)
                                                 ----------       ------------       ------------       ------------

BALANCE, February 28, 1995                       14,625,531          9,241,036         (5,041,045)         4,199,991

Sale of common stock, net (Note 7)                  900,000          4,297,200                             4,297,200
Exercise of warrants to purchase
  common stock, net (Notes 5 and 7)               1,056,700          2,024,913                             2,024,913
Issuance of common stock upon
  exercise of stock options (Note 9)                166,600            231,855                               231,855

Net income                                                                              1,697,681          1,697,681
                                                 ----------       ------------       ------------       ------------

BALANCE, February 29, 1996                       16,748,831         15,795,004         (3,343,364)        12,451,640

Issuance of common stock upon
  exercise of stock options (Note 9)                248,850            297,972                               297,972
Additional issuance costs related to
  sale of common stock during fiscal 1996
  (Note 7)                                                             (27,572)                              (27,572)

Net loss                                                                               (4,095,994)        (4,095,994)
                                                 ----------       ------------       ------------       ------------

BALANCE, February 28, 1997                       16,997,681       $ 16,065,404       $ (7,439,358)      $  8,626,046
                                                 ==========       ============       ============       ============



See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.


STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------


                                                                   1997             1996               1995
                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $(4,095,994)      $ 1,697,681       $(2,739,506)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                  1,095,140           534,812           988,653
  Change in deferred income taxes                                  150,000          (150,000)          300,000
  Loss on disposal of property                                     154,681
  Write-off of property and technology and marketing
    rights                                                         627,154                             535,810
  Changes in operating assets and liabilities:
    Accounts receivable                                          2,329,137        (1,673,060)          242,950
    Inventories                                                  1,620,458          (803,901)         (288,778)
    Prepaid expenses and other assets                              216,989          (164,852)           94,546
    Accounts payable                                              (494,644)          397,910          (146,146)
    Income taxes payable                                                                               (21,000)
    Deferred revenue                                                                (717,023)          717,023
    Accrued compensation                                            63,956           276,211           (53,668)
    Other accrued liabilities                                       11,066            25,315            22,989
                                                               -----------       -----------       -----------

      Net cash provided by (used in) operating activities        1,677,943          (576,907)         (337,127)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Property additions                                            (1,395,168)       (1,282,738)         (781,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of short-term bank borrowings                                                           (683,149)
Proceeds (repayment) from note payable due to
  related parties                                                                   (100,000)        2,000,000
Principal payments on long-term debt                              (472,246)         (371,270)         (319,590)
Net proceeds from issuance of common stock                         270,400         6,553,968            39,858
                                                               -----------       -----------       -----------

      Net cash (used in) provided by financing activities         (201,846)        6,082,698         1,037,119
                                                               -----------       -----------       -----------



See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.


STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                     1997            1996            1995
                                                  ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH                   $   80,929      $4,223,053      $  (81,841)

CASH, beginning of year                            4,579,840         356,787         438,628
                                                  ----------      ----------      ----------

CASH, end of year                                 $4,660,769      $4,579,840      $  356,787
                                                  ==========      ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                     $  223,105      $  255,631      $  187,817
                                                  ==========      ==========      ==========
Income taxes paid                                 $      800      $      800      $      800
                                                  ==========      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of property for note payable          $  442,536      $  115,501      $  206,655
                                                  ==========      ==========      ==========
Acquisition of property under capital leases      $   88,468      $        -      $   89,484
                                                  ==========      ==========      ==========




See accompanying notes to financial statements.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Dense-Pac Microsystems, Inc. (the Company), a California corporation, designs and manufactures proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government. The Company grants credit to customers included in the military, aerospace and a variety of commercial industries.

      Fair Value of Financial Instruments - The Company's balance sheets includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company considers the carrying value of cash, accounts receivable, accounts payable and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company believes the carrying value of its long-term debt approximates its fair value or the interest rate approximates a rate the Company could obtain under similar terms at the balance sheet date. Based on borrowing rates currently available to the Company for loans with similar terms, the fair value of notes payable to related parties at February 28, 1997 is approximately $1,720,000.

      Inventories - Inventories (Note 2) are stated at the lower of first-in, first-out cost or market. Market is based upon estimated realizable value reduced by normal gross margin. The Company regularly monitors inventory for excess or obsolete items and makes any necessary adjustments when such adjustments are needed. During the fiscal year ended February 28, 1997, the Company incurred inventory write-downs of $2,111,171 associated with a decrease in semiconductor prices.

      Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

      Property - Property is stated at cost less accumulated depreciation and amortization (Note 3). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to twelve years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease. Direct costs associated with the development of software and test boards used for internal product testing are capitalized and amortized on a straight-line basis over three years. During the

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      fourth quarter of fiscal year 1997, certain property with a net book value of $290,898 was written off in accordance with SFAS No. 121 as a result of a decrease in the expected sales of products to which the property is related. This amount has been included in other costs in the accompanying financial statements.

      Technology and Marketing Rights - During the fourth quarter of fiscal year 1997, the remaining unamortized marketing and technology rights were written off. A decrease in the expected volume of the related products being sold into the European market resulted in the write-off of $336,256 which is included in other costs in the accompanying financial statements. Accumulated amortization was $465,385 at February 29, 1996.

      Severance Costs - Included in other costs is $333,993 of severance costs related to termination of certain employees during the fourth quarter of fiscal year 1997.

      Revenue Recognition - Revenues are recognized upon shipment of the related products. The Company records an accrual for estimated returns at the time of product shipment based on historical experience.

      Income Taxes - Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes.

      Net Income (Loss) Per Common and Common Equivalent Share - Net income
      (loss) per common and common equivalent share is computed by dividing net income (loss), by the weighted average number of common and common equivalent shares (if applicable) outstanding during the years. Common equivalent shares relate to stock options and warrants (Notes 9 and 11). In fiscal 1997 and 1995, common equivalent shares were antidilutive and not included.

      Fiscal Year 1995 Fourth Quarter Write-off - During the fourth quarter of fiscal year 1995, certain assets associated with certain product lines were written-off. The costs associated with the product lines totaled $1,668,638, consisting primarily of the write-down of fixed assets and inventories associated with those product lines.

      Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      Significant Concentrations - The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for products is dependent on industry-wide demand and capacity, and such prices have historically been subject to rapid change.

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

      Other Information - In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculation for the periods presented.

      Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



2.    INVENTORIES

      Inventories consist of the following:


                                    1997           1996
                                ----------      ----------
         Raw materials          $  772,615      $1,338,472
         Work-in-process         2,022,493       2,650,086
         Finished goods            735,540       1,162,548
                                ----------      ----------

         Total inventories      $3,530,648      $5,151,106
                                ==========      ==========

3.    PROPERTY

      Property consists of the following:

                                                                 1997             1996
                                                             -----------       -----------
         Machinery and equipment                             $ 4,818,590       $ 4,700,253
         Furniture and fixtures                                  151,864           143,074
         Leasehold improvements                                  300,980           156,406
         Computer software and equipment financed
           under capital leases                                  177,952            89,484
                                                             -----------       -----------

                                                               5,449,386         5,089,217
         Less accumulated depreciation and amortization       (1,542,281)       (1,640,357)
                                                             -----------       -----------

         Property, net                                       $ 3,907,105       $ 3,448,860
                                                             ===========       ===========


4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                                 1997          1996

         Note payable to bank, collateralized by substantially all of the Company's assets, payable in 20 semi-annual principal payments - four of $35,288 and 16 of $70,553, plus interest commencing in July 1991; interest rate determined as
           LIBOR rate on payment dates, plus 2%                                                $564,424      $705,530

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



                                                                                                   1997             1996
                                                                                              -----------       -----------
         Notes payable to finance company, collateralized by fixed assets, bearing interest at rates ranging from 8.5% to 10.1%, payable in monthly installments
           of principal and interest, maturing at various dates through April 1999            $   520,686       $   380,792

         Obligations under capital leases, bearing interest at rates ranging from 11.1%
           to 14.6%, maturing at various dates through May 2001                                    86,633            26,663
                                                                                              -----------       -----------

                                                                                                1,171,743         1,112,985
         Less current portion of other long-term debt                                            (407,254)         (413,851)
                                                                                              -----------       -----------

                                                                                              $   764,489       $   699,134
                                                                                              ===========       ===========

      Long-term debt at February 28, 1997 matures as follows:

                   Fiscal year ending:
                     1998                                       $407,254
                     1999                                        351,712
                     2000                                        252,012
                     2001                                        156,614
                     2002                                          4,151
                                                              ----------

                                                              $1,171,143
                                                              ==========


      Interest expense related to long-term debt was $160,823, $105,561 and $114,264 for fiscal years 1997, 1996 and 1995, respectively.


5.    RELATED-PARTY BORROWINGS

      On October 12, 1994, the Company entered into a loan agreement with related parties whereby the Company could borrow up to $2,000,000, with interest at 8% per annum, due on October 12, 1999. The Company borrowed $1,200,000 against such agreement in October 1994 and $800,000 in November 1994. Interest expense related to the agreement was $98,000 and $137,468 for the years ended February 28, 1997 and February 29, 1996, respectively. In November 1994, in conjunction with the loan agreement, the Company issued five-year warrants to purchase 1,000,000 shares of the Company's common stock at $2.00 per share. In October 1995, all the warrants were exercised and the Company issued 1,000,000 shares of common stock.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      In conjunction with the exercise of the warrants, the Company amended the terms of one of the loan agreements. Under the terms of the amended loan agreement, $1,800,000 of the principal amount accrues interest at 5% per annum with interest-only payments due quarterly and principal due on October 12, 1999. In connection with the amended loan agreement, the Company issued four-year warrants to purchase 375,000 shares of the Company's common stock at a price to be determined on the occurrence of certain future events. Effective April 1, 1996, the warrant price was established at $7.00 per share.

      Under the terms of the warrant agreement, if at any time after April 1, 1996 the Company sells any common stock, other than pursuant to employee benefit plans or warrants outstanding as of April 1, 1996, at a price which is less than $7.00 per share, the exercise price of the warrants is subject to adjustment. At February 28, 1997, all the warrants were outstanding and exercisable.

      Interest expense related to related-party borrowings was $98,000, $137,468 and $54,371 for fiscal years 1997, 1996 and 1995, respectively.


6.    COMMITMENTS AND CONTINGENCIES

      The Company leases its office and manufacturing facility under an operating lease arrangement which expires on January 31, 2001. The facility lease requires additional payments for property taxes, insurance and maintenance costs. The following table summarizes the future minimum payments under the Company's operating leases at February 28, 1997:


              1998                                 $136,260
              1999                                  141,041
              2000                                  145,822
              2001                                  133,670
                                                   --------

              Total future minimum lease payments  $556,793
                                                   ========


      Rent expense relating to the operating lease was approximately $162,000, $138,000 and $174,000 for fiscal 1997, 1996 and 1995, respectively.

      The Company has an insignificant amount of capital lease obligations at February 28, 1997 (Note 4).

      The Company, in the normal course of business, is subject to various legal matters. However, management believes that none of these matters will have an adverse effect on the Company's financial statements.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



7.    STOCKHOLDERS' EQUITY

      During fiscal years 1996 and 1995, 56,700 and 4,000 warrants issued in connection with the March 1993 common stock offering were exercised and the Company issued 56,700 and 4,000 shares of common stock, respectively. None of the warrants issued in connection with the March 1993 offering were outstanding at February 28, 1997.

      In February 1996, the Company raised $4,297,200, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors. During fiscal 1997, additional offering costs of $27,572 were incurred related to such financing.

      In January 1995, the Company issued warrants to purchase 12,000 shares of the Company's common stock at $2.25 per share, as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,000 warrants each in six-month intervals commencing July 1, 1995, provided that the vendor's services are still being utilized by the Company. Each installment is exercisable for a period of 32 months. At February 28, 1997, all of the warrants were outstanding and exercisable.

      In March 1996, the Company issued additional warrants to purchase 15,000 shares of the Company's common stock at $7.00 per share to the same vendor as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,750 warrants each in one-year intervals commencing March 18, 1997, provided that the services are still being utilized by the Company. Each installment is exercisable until March 2001. None of the warrants were exercisable at February 28, 1997, and compensation expense related to the warrants was not material.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------




8.    INCOME TAXES

      The income tax provision (benefit) consists of the following:

                                                       1997              1996              1995

         Current:
           Federal                                 $         -       $         -       $   (14,000)
           State                                           800               800            (5,394)
                                                   -----------       -----------       -----------

                                                           800               800           (19,394)

         Deferred:
           Federal                                  (1,303,219)          496,890          (849,634)
           State                                      (393,316)          149,964          (256,423)
                                                   -----------       -----------       -----------

                                                    (1,696,535)          646,854        (1,106,057)
         Change in valuation allowance               1,846,535          (796,854)        1,406,057
                                                   -----------       -----------       -----------

         Total net change for deferrals                150,000          (150,000)          300,000
                                                   -----------       -----------       -----------

         Total income tax provision (benefit)      $   150,800       $  (149,200)      $   280,606
                                                   ===========       ===========       ===========

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1997 and February 29, 1996 are as follows:


                                                                          1997            1996
         Deferred tax assets:
           Inventories                                               $   239,422       $   223,384
           Other reserves                                                174,842            45,484
           State taxes                                                       272               272
           Net operating loss carryforwards, general business
             credit carryforwards and AMT credit carryforwards         3,023,441         1,762,054
                                                                     -----------       -----------

         Total gross deferred assets                                   3,437,977         2,031,194
         Deferred tax liability - depreciation and amortization         (237,688)         (527,440)
                                                                     -----------       -----------

                                                                       3,200,289         1,503,754
         Valuation allowance                                          (3,200,289)       (1,353,754)
                                                                     -----------       -----------

         Net deferred income taxes                                   $         -       $   150,000
                                                                     ===========       ===========


      As of February 28, 1997, a valuation allowance of $3,200,289 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

      Additionally, at February 28, 1997, approximately $235,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions which will be credited directly to additional paid-in capital, if realized.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:


                                                                 1997      1996      1995
         Statutory rate                                         (35)%      35  %     (35)%
         Limitation on utilization of operating loss                                  34
         Change in valuation allowance                           38        (45)       10
         Other                                                    1                    1
                                                                ---        ---       ---

                                                                  4 %      (10)%      10 %
                                                                ===        ===       ===

      As of February 28, 1997, the Company had net operating loss carryforwards of $7,711,000 for regular income tax and $7,802,000 for alternative minimum tax available to offset future federal taxable income (a portion of the net operating losses are subject to annual limitations of approximately $270,600), expiring at various dates through 2011. As of February 28, 1997, the Company had available tax credit carryforwards of approximately $164,000 to offset future federal income taxes, which expire at various dates beginning 2006 and available California tax credit carryforwards of approximately $149,000 which expire at various dates beginning 2004.


9.    EMPLOYEE STOCK OPTION PLAN

      At February 28, 1997, options to purchase 846,200 shares of the Company's common stock were outstanding under the Company's 1985 Stock Option Plan, of which options to purchase 506,450 shares were exercisable. Options issued under this plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1997, no shares were available for future grants under the Plan.

      In January 1996, the Company adopted the 1996 Stock Option Plan. Under the terms of the Plan, options to purchase 2,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors and consultants.

      At February 28, 1997, options to purchase 1,243,800 shares of the Company's common stock were outstanding under the 1996 Stock Option Plan, of which options to purchase 179,064 shares were exercisable. Options issued under this Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1997, 756,200 shares were available for future grants under the Plan.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      A summary of activity for the stock option plans is as follows:


                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                NUMBER OF         EXERCISE
                                                                 SHARES            PRICE

         OUTSTANDING, March 1, 1994                             1,183,250          41.83
           Granted                                                278,750          $1.61
           Exercised                                              (40,250)         $0.89
           Canceled                                              (299,750)         $2.90
                                                                ---------

         OUTSTANDING, February 28, 1995                         1,122,000          $1.52
           Granted (weighted average fair value of $1.68)         431,000          $4.15
           Exercised                                             (166,600)         $1.39
           Canceled                                               (31,350)         $1.86
                                                                ---------

         OUTSTANDING, February 29, 1996                         1,355,050          $2.37
           Granted (weighted average fair value of $1.18)       1,382,800          $2.27
           Exercised                                             (248,850)         $1.20
           Canceled                                              (399,000)         $5.75
                                                                ---------

         OUTSTANDING, February 28, 1997                         2,090,000          $1.79
                                                                =========


      Additional information regarding options outstanding as of February 28, 1997 is as follows:


                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    ---------------------------------------------       ------------------------
                                  WEIGHTED AVERAGE       WEIGHTED                      WEIGHTED
  RANGE OF                           REMAINING            AVERAGE                       AVERAGE
  EXERCISE             NUMBER       CONTRACTUAL          EXERCISE          NUMBER       EXERCISE
  PRICES            OUTSTANDING     LIFE (YEARS)          PRICE         EXERCISABLE       PRICE

$0.24 -$1.00           125,250         4.3                 $0.26           125,250        $0.26
$1.00 -$2.00         1,033,575         8.5                 $1.45           236,200        $1.60
$2.00 -$3.00           912,675         8.8                 $2.34           319,439        $2.28
$3.00 -$4.41            18,500         8.6                 $4.41             4,625        $4.41
                     ---------                                             -------
                     2,090,000                                             685,514
                     =========                                             =======

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: weighted average expected life, 42 months; stock volatility, 85% in 1997 and 60% in 1996; risk-free interest rates, 6.06% in 1997 and 5.12% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,592,264 ($0.10 per share) in 1996 and pro forma net loss would have been $4,572,794 ($0.27 per share) in 1997. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


10.   CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

      For fiscal 1996, one customer accounted for approximately 10% of net sales. The Company had export sales (primarily to Western European customers) accounting for approximately 23%, 23% and 27% of net sales for fiscal 1997, 1996 and 1995, respectively.


11.   BENEFIT AND COMPENSATION PLANS

      During fiscal 1991, the Company instituted a variable compensation plan. Under the plan, all employees with a base salary of $30,000 or greater received reduced salary during each quarter that the Company's income before taxes represented less than 2% of beginning stockholders' equity. In each quarter in which income before taxes exceeded 2% of beginning stockholders' equity, the Company was required to pay additional salary up to a maximum of 100% of each employee's base salary.

DENSE-PAC MICROSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1997 (CONTINUED)
--------------------------------------------------------------------------------



      In accordance with the terms of the plan, the Company recorded additional salary in fiscal 1996 of $361,147. Amounts withheld or paid in fiscal 1995 were immaterial.

      During fiscal 1997, the Company discontinued the plan, and participating employees were repaid any amounts withheld during fiscal 1997 and received stock options based upon, among other factors, length of participation in the plan. The Company issued 204,800 stock options under the 1996 Stock Option Plan with an exercise price equal to fair market value at date of issuance, in connection with the Plan discontinuance.

      The Management Bonus Plan provides for a bonus of up to 50% of base salary based on three performance criteria. The bonus is an amount equal to the sum of (i) 2% of base salary for every $1.5 million of fiscal year bookings that exceeded the prior fiscal year bookings (maximum 15% of base salary), (ii) 2% of base salary for every $1.2 million of fiscal year shipments that exceeded the prior year fiscal year shipments (maximum 15% of base salary), and (iii) 2% of base salary for every $250,000 of fiscal year profits. The Company paid $206,236 and $19,706 under this plan for fiscal 1996 and 1995, respectively. No amounts were paid in fiscal 1997 under the plan.

      The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $47,800, $46,400 and $34,600 to the 401(k) plan during fiscal 1997, 1996 and 1995, respectively.

      The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. No profit sharing expense was recorded in fiscal 1997, 1996 or 1995.

EXHIBIT INDEX

3.1      Articles of Incorporation, as amended (1)

3.2      By-laws, as amended (1)

10.1     Letter dated December 4, 1990 from Kreidietbank regarding $1,270,000 loan (2)

10.2     Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated
         June 19, 1997 (7)

10.3     1996 Stock Option Plan (7) *

10.4     1985 Stock Option Plan, as amended (3) *

10.5     Form of Indemnification Agreement with officers and directors (3) *

10.6 Loan Agreement and Security Agreement dated October 12, 1994 between the Company and Euroventures Benelux II B.V. and Trude C. Taylor (4)

10.7 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor (5)

10.8     Warrant Agreement and Addendum to Loan Agreement effective as of
         October 23, 1995, between the Company and Euroventures Benelux II B.V.
         (6)

10.9     Management Bonus Plan for fiscal year 1997 (7) *

23.1     Independent Auditors' Consent

27.1     Financial Data Schedule

----------

*      Management contracts, compensation plans and arrangements.

(1) Incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

(3) Incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

(4) Incorporated by reference to Registrant's Quarterly Report on Form l0-Q for the quarter ended November 30, 1994.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-87704) filed on December 22, 1994.

(6) Incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.

(7) Incorporated by reference to Registrants' Annual Report on Form l0-KSB for the year ended February 29, 1996.