Form 10KSB/A
period 1997-02-28
DENSE PAC MICROSYSTEMS INC
filed 1997-06-30
CIK 784770

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 1997,

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 For the transition period from                 to                .
                                           ---------------    ---------------

Commission file number:  0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        California                                    33-0033759
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                        Identification No.)

       7321 Lincoln Way
       Garden Grove, California                            92641
---------------------------------------                   ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (714) 898-0007

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

         Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

        The Issuer's revenues for its most recent fiscal year were $14,024,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on May 2, 1997 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $22,076,000.

        Issuer's Common Stock outstanding at May 2, 1997: 16,997,681 shares.

Documents Incorporated By Reference - None
-----------------------------------

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following information is provided with respect to the Company's current executive officers and directors.

        AARON URI LEVY, age 38, was elected Chief Executive Officer, President and Chairman of the Board in January 1997. Prior to joining the Company he was a founder of Vivid Communications (video conferencing); President of Centennial Capital Corp. (technology investments), a wholly owned subsidiary of Centennial Technologies, Inc., from August through November 1996; President and Chief Operating Officer of Centennial Technologies, Inc. (customized PCMCIA/PC cards) from August 1994 to August 1996; and President and Chief Operating Officer of Acom Computer, Inc. (laser printing applications and networking) from 1989 to August 1994. Mr. Levy was also a founder of Cygnus Engineering (computer aided design) and a project manager/senior support project engineer at Citicorp (financial services). Mr. Levy received a B.S. with honors in Electrical Engineering from the University of California, Irvine and an M.S. in aerospace engineering from Northrup University where he was a recipient of "President's Most Distinguished Graduate" award. He was also a former guest lecturer at Pepperdine University on management strategies for the 90s.

        JAMES G. TURNER, age 58, served as Chairman of the Board and Chief Executive Officer of the Company from 1987 until January 1997, and is currently an employee and director of the Company. From 1981 to 1987, Mr. Turner was President of Titan Severe Environment Systems Company, a manufacturer of computer memories and subsystems for the worldwide aerospace industry.

        ROGER CLAES, age 51, was elected a director of the Company in August 1989. Since 1987, Mr. Claes has been a partner and managing director of Euroventures Benelux Team B.V. which manages Euroventures Benelux I B.V. and Euroventures Benelux II B.V., European venture capital funds which are principal shareholders of the Company. Mr. Claes has also been a Managing Director of Euroventures Benelux I B.V. since 1988.

        TRUDE C. TAYLOR, age 76, a director of the Company since 1989, is the principal of TC Associates, a management consulting firm. He is a Trustee of Harvey Mudd College, Claremont, California, and a director of Plantronics, Inc. and Xylan Corporation. From 1984 to 1988, Mr. Taylor was Chairman of the Board of Zehntel, Inc., a manufacturer of automatic test equipment for subsystems and printed circuit assemblies, where he also served as Chief Executive Officer from 1984 to 1986.

        ROBERT SOUTHWICK, age 63, was elected a director of the Company in 1990. For over 20 years, Mr. Southwick has been an independent consultant to the electronics industry, specializing in the areas of technology applications, market research, product development and manufacturing processes.

        WILLIAM M. STOWELL, age 41, has served as Vice President, Finance and Chief Financial Officer of the Company since 1987. Mr. Stowell is a CPA with a B.S. in accounting from the University of Southern California and a teaching credential in management information systems. Prior to joining the Company, he served as Chief Financial Officer for Hughes Enterprises and as an audit manager at Price Waterhouse.

        CHARLES A. GAMER, age 41, was elected Vice President, Sales and Marketing in April 1997. For five years prior to joining the Company in February 1997, Mr. Gamer served as President of Scientific Dimensions USA, Inc., a company which specializes in the commercialization of Russian technology. Mr. Gamer also served as international marketing manager at Digital Equipment Corporation, director of computer sales at Sanyo Business Systems, and eastern director of sales at Compaq Computer.

        RANDALL J. GREENE, age 36, joined the Company in 1993 as manager of quality assurance. He was elected Vice President of Quality, Reliability and Program Management in 1994. From 1990 to 1993, Mr. Greene was principal ASIC engineer at Western Digital Corporation, a semiconductor and disk drive manufacturer.

        JOHN P. SPRINT, age 35, joined the Company in 1990 as a test manager. He served as a production and operations manager before being elected Vice President, Manufacturing in March 1996. From 1986 until joining the Company, Mr. Sprint was a manager in the test, manufacturing and thick film departments at Northrup Electronics Division.

        Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        During fiscal year 1997, the following persons filed late reports under
Section 16(a) of the Securities Exchange Act of 1934: Roger Claes (one transaction); William M. Stowell (option grant and option exercise), Albert Kile (option grant), EBTB II B.V. (one transaction reported one day late) and Euroventures Benelux I B.V. (one transaction reported one day late). William Stowell had filed his forms with the Company on time, but the forms were misdirected in the mail and were subsequently filed again after the deadline. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers and 10% shareholders and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

        The following tables provide information concerning the compensation of each person who served as chief executive officer during the last fiscal year and the other executive officers whose total salary and bonus exceeded $100,000 in fiscal year 1997 (the "Named Officers").

SUMMARY COMPENSATION TABLE

                                            Annual                Long-term
                                          Compensation           Compensation
                                          ------------           ------------
                                                                  Securities
Name and                          Fiscal                          Underlying        All Other
Principal Position                 Year   Salary(1)      Bonus     Options (#)     Compensation
---------------------------        ----   ---------      -----     -------------    ------------

Aaron Uri Levy,                    1997    $28,605     $17,500      500,000        $ 19,742(2)
Chief Executive
Officer(2)

James G. Turner,                   1997    141,829           0     70,000(6)      102,650 (3)(7)
Former Chief Executive             1996    231,853      52,914     87,500(6)          2,650
Officer(3)                         1995    137,519       5,375      56,250            3,100

William M. Stowell,                1997    115,000      10,000     94,200(6)         2,000(7)
Vice President, Finance            1996    136,763      38,635     55,000(6)          2,000
                                   1995     93,481       4,121      56,250            2,000

Floyd K. Eide,                     1997    131,250           0     71,900(6)      133,250(4)(7)
Chief Operating                    1996    168,690      44,095     50,000(6)          2,000
Officer(4)                         1995    113,504       4,479       56,250           2,051

Albert Kile,                       1997    112,392           0     31,000(6)       42,000(5)(7)
Vice President, Sales (5)          1996    150,290      27,027     30,000(6)          2,000
                                   1995    119,597       2,866      68,750            2,000


-----------------

(1) During fiscal year 1997, the Company terminated the variable compensation plan and reimbursed all employees (other than Mr. Turner) the amount of salary reductions they had sustained during the fiscal year under such plan. See also Note 3 under "Fiscal Year 1997 Option Grants."

(2) Mr. Levy became Chief Executive Officer on January 6, 1997. The Company agreed to pay Mr. Levy the following compensation: $175,000 annual salary; $17,500 signing bonus; a guaranteed bonus equal to 50% of base salary for fiscal year 1998; $700 per month car allowance; 500,000 stock options; and relocation expenses which are included under "All Other Compensation."

(3) Mr. Turner resigned as Chief Executive Officer effective January 6, 1997. "All Other Compensation" includes $100,000 accrued in fiscal year 1997 which is payable through December 1997 in connection with Mr. Turner's resignation. See "Severance Arrangements."

(4) Mr. Eide resigned as Chief Operating Officer on March 28, 1997. "All Other Compensation" includes $131,250 accrued in fiscal year 1997 which is payable in fiscal year 1998 in connection with Mr. Eide's resignation. See "Severance Arrangements."

(5) Mr. Kile served as Vice President, Sales from March 1996 through February 1997. "All Other Compensation" includes $40,000 accrued in fiscal year 1997 which is payable in fiscal year 1998 in connection with Mr. Kile's resignation.

(6) During fiscal year 1997, the Company repriced options which were originally granted in fiscal year 1996. Pursuant to rules of the Securities and Exchange Commission, such repriced options are included in the number of options granted in fiscal year 1997 (the year in which they were repriced) and in fiscal year 1996 (the year they were originally granted). See "Fiscal Year 1997 Option Grants."

(7) In fiscal year 1997, includes premiums of $650 for health insurance for Mr. Turner and Company contributions to the 401(k) Plan for the account of each Named Officer in the amount of $2,000.

FISCAL YEAR 1997 OPTION GRANTS

                                                  % of Total
                          Number of Securities   Options Granted   Exercise
                           Underlying Options    to Employees in   Price Per  Expiration
      Name                    Granted (1)          Fiscal Year     Share (4)    Date
-----------------------     -------------        -------------    ---------     -----

Aaron Uri Levy                500,000               36.2%          $1.25      12/22/06
James G. Turner              70,000(2)               5.1%           2.41      11/23/05
William M. Stowell           34,200(3)               2.5%           2.03      02/23/07
                               25,000                1.8%           2.03      02/23/07
                             35,000(2)               2.5%           2.41      11/23/05
Floyd K. Eide                36,900(3)               2.7%           2.03      02/23/07
                             35,000(2)               2.5%           2.41      11/23/05
Albert Kile                  11,000(3)                .8%           2.03      02/23/07
                             20,000(2)               1.5%           2.41      11/23/05


(1) Unless otherwise indicated, the options vest in 25% installments beginning one year after the grant date (beginning March 1, 1997 in the case of Mr. Levy's options) and are subject to earlier termination in the event of termination of employment, death and certain corporate events. Under the terms of the Company's Stock Option Plans, the Stock Option Committee may modify the terms of outstanding options, including the exercise price and vesting schedule. See "Severance Arrangements."

(2) These options were granted in November 1995 at an exercise price of $5.69 per share and were repriced in September 1996. No other terms of the options were changed.

(3) In connection with the termination of the variable compensation plan, the Company granted a total of 203,900 stock options to employees (other than Mr. Turner) who had participated in the plan (23 persons). The number of options granted to each person was based on the amount of salary reduction such person had experienced under the plan, and the vesting schedule was based on the number of years of participation in the plan. Messrs. Stowell's and Eide's options are 100% vested and Mr. Kile's options are 50% vested.

(4)     Fair market value of the Common Stock on the grant date.


FISCAL YEAR 1997 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


                                                          Number of Securities
                         Shares                          Underlying Unexercised                 Value of Unexercised In-the-
                       Acquired on    Value                  Options Held at                             Money Options
   Name                 Exercise     Realized(1)             Fiscal Year-End                       at Fiscal Year-End(2)
--------------         ----------   -----------    ---------------------------------           -----------------------------
                                                   Exercisable          Unexercisable          Exercisable     Unexercisable
                                                   -----------          -------------          -----------     -------------
Aaron Uri Levy               0      $      0           0                 500,000                $     0        $670,000

James G. Turner         50,000       128,924      79,125                 123,625                 11,015          47,619

William M. Stowell      96,500       290,317     107,900                 105,550                 64,662          64,315

Floyd K. Eide           20,000       120,200     256,275                  71,875                398,473          47,106

Albert Kile              5,000        26,720      81,875                  44,375                 50,334          21,288


---------------------

(1) Represents the difference between the aggregate market value on the date of exercise and the aggregate exercise price.

(2) Represents the difference between the aggregate market value on February 28, 1997 ($2.59 per share) and the aggregate exercise price.

SEVERANCE ARRANGEMENTS

      In connection with his resignation as Chief Executive Officer, the Company agreed to continue to employ James G. Turner for up to one year at a salary of $10,000 per month and to maintain his medical benefits and a $50,000 life insurance policy for his benefit. The Company also amended Mr. Turner's options to provide that they will become exercisable in full on the first to occur of termination of his employment or January 3, 1998. See "Fiscal Year 1997 Aggregated Option Exercises and Fiscal Year-End Option Values."

      In connection with his resignation as Chief Operating Officer, the Company agreed to continue to employ Floyd K. Eide at the rate of $10,938 per month and to maintain his medical benefits until the earlier of March 31, 1998 or the date he obtains other full-time employment. The Company also amended Mr. Eide's options to provide that they will become exercisable in full on the date he is no longer employed by the Company. See "Fiscal Year 1997 Aggregated Option Exercises and Fiscal Year-End Option Values."

DIRECTORS' COMPENSATION

      The Company pays its non-employee directors $1,000 for each Board meeting attended and $300 for each Committee meeting attended which is not held on the same day as a Board meeting, and reimburses out-of-pocket expenses for attending such meetings. In addition, in fiscal year 1997, the Company awarded stock options to certain non-employee directors as set forth below:

                       Number of Securities                      Exercise   Expiration
Name                Underlying Options Granted  Date of Grant  Price/Share     Date
----                --------------------------  -------------  -----------    -----
Robert Southwick              20,000               12/13/96        $1.66     12/12/06
Trude C. Taylor               20,000               12/13/96        1.66      12/12/06


      The exercise price was equal to the fair market value of the Common Stock on the date of grant and the options are exercisable in 25% annual cumulative installments beginning one year after the grant date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      The following table sets forth certain information as of May 31, 1997, with respect to ownership of the Company's Common Stock by (a) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (b) each Named Officer, (c) each director of the Company and (d) all executive officers and directors of the Company as a group.

                                                 Shares Beneficially      Percentage
                   Name*                                 Owned             Ownership
-------------------------------                  -------------------      ----------
EBTB II B.V.                                         4,796,657(1)(2)           27.6%
Euroventures Benelux Team B.V.
Julianaplein 10
NL-5211 BC's Hertogenbosch
The Netherlands

Euroventures Benelux I B.V.                                2,498,879           14.7%
Julianaplein 10
NL-5211 BC's Hertogenbosch
The Netherlands

Euroventures Benelux II B.V.                            2,297,778(2)           13.2%
Julianaplein 10
NL-5211 BC's Hertogenbosch
The Netherlands

BeneVenture Founders                                    1,136,613(3)            6.7%
  Risicokapitaalfonds II N.V.
Regentlaan 54 Bus 2
1000 Brussels, Belgium

Floyd Eide                                                258,775(4)            1.5%

Albert Kile                                                71,375(5)              **

Current Directors and Executive Officers:

Roger Claes                                                 8,500(6)              **

Aaron Uri Levy                                            130,000(7)              **

William M. Stowell                                        217,150(8)            1.3%

Robert Southwick                                            9,000(9)              **

Trude C. Taylor                                          260,667(10)            1.5%

James G. Turner                                          313,000(11)            1.8%

All executive officers and                               998,167(12)            5.7%
directors as a group (9 persons)


-----------------------------------
*  Includes addresses of 5% or more shareholders.

** Less than 1%.


(1) Includes the shares owned by Euroventures Benelux I B.V. and Euroventures Benelux II B.V., which are widely held venture capital funds. According to filings made with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, Euroventures Benelux Team B.V. is the investment manager of both such funds and has voting and dispositive power over their shares of the Company's Common Stock, and EBTB II B.V. is an indirect beneficial owner of such shares. See Notes (2) and (6).


(2) Includes 375,000 shares subject to currently exercisable warrants. See Notes (1) and (6).

(3) As reported in a Schedule 13D dated May 9, 1996, filed with the Securities and Exchange Commission.

(4) Represents 258,775 shares subject to options which are exercisable within 60 days.

(5) Represents 71,375 shares subject to options which are exercisable within 60 days.

(6) Mr. Claes is managing director of Euroventures Benelux I B.V. and a partner and managing director of Euroventures Benelux Team B.V. and EBTB II B.V. See Note (1).

(7) Includes 125,000 shares subject to options which are exercisable within 60 days.

(8) Includes 119,150 shares subject to options which are exercisable within 60 days.

(9) Represents 9,000 shares subject to options which are exercisable within 60 days.

(10) Includes 15,000 shares subject to options which are exercisable within 60 days.

(11) Includes 83,500 shares subject to options which are exercisable within 60 days.

(12) See Notes (6) through (11) above. Also includes 6,250 shares owned and 53,600 shares subject to options which are exercisable within 60 days held by executive officers not named in the foregoing table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company has outstanding loans in the principal amount of $1.8 million payable to Euroventures Benelux II B.V., a Netherlands corporation ("Euroventures"), and $100,000 payable to Trude C. Taylor, a director of the Company. The principal amount of the loans is due in October/November 1999 and bears interest at the rate of 5% per annum with respect to $1.8 million and 8% per annum with respect to $100,000, interest payable quarterly. The loans are secured by all of the Company's assets, but Euroventures has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable.

        In connection with certain amendments to the terms of its loan in October 1995, the Company issued Euroventures four year warrants to purchase 375,000 shares of Common Stock at $7.00 per share. The warrants are redeemable by the Company if the Company's stock price reaches $9.00 per share for 20 consecutive trading days. The warrant exercise price will be subject to downward adjustment if the Company sells Common Stock at a price which is less than $7.00 per share, excluding issuances pursuant to warrants outstanding at April 1, 1996 and any issuances pursuant to the Company's stock option plans. In addition, Euroventures has the right to require the Company to register the shares underlying the warrants under the Securities Act of 1933, as amended.

        Euroventures is a major shareholder of the Company. See "Ownership of Common Stock." Roger Claes, a director of the Company, is a partner and managing director of Euroventures Benelux Team B.V., which manages Euroventures.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DENSE-PAC MICROSYSTEMS, INC.




Date:  June 30, 1997                  By:      /S/ Aaron Uri Levy
                                      -------------------------------------
                                               Aaron Uri Levy
                                               Chief Executive Officer