Form 10QSB
period 1997-05-31
DENSE PAC MICROSYSTEMS INC
filed 1997-07-15
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
( Mark One )
   X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1997

    - Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    -------------------
Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             CALIFORNIA                                  33-0033759
   (State or other Jurisdiction of                     (IRS Employer
    Incorporation or Organization)                   Identification No.)

                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                    (Address of Principal Executive Offices)
                                 (714) 898-0007
                 Issuer's Telephone Number, Including Area Code

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

                           YES    X                  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     The number of shares of common stock, no par value, outstanding as of outstanding as of July 10, 1997 was 17,014,181.


--------------------------------------------------------------------------------

                          DENSE-PAC MICROSYSTEMS, INC.
                                  Balance Sheet



                                           May 31,       February 28,
                                            1997             1997
                                        ------------     ------------
                                         (unaudited)

ASSETS
Curent Assets:
    Cash and cash equivalents           $  3,744,269    $  4,660,769
    Accounts receivable, net               1,831,845       1,245,685
    Inventories                            3,551,389       3,530,648
    Income tax benefit                             0               0
    Other current assets                     184,088         122,988
                                        ------------    ------------
        Total current assets               9,311,591       9,560,090

Property, net                              3,850,809       3,907,105

Other assets                                  14,360          14,360
                                        ------------    ------------
                                        $ 13,176,760    $ 13,481,555
                                        ============    ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt        369,118         407,254
    Accounts payable                       1,429,440       1,074,263
    Accured compensation                     612,178         636,455
    Other accrued liabilities                206,350          73,048
                                        ------------    ------------
          Total current liabilities        2,617,086       2,191,020
                                        ------------    ------------
Note payable to related parties            1,900,000       1,900,000
                                        ------------    ------------
Other long-term debt                         712,855         764,489
                                        ------------    ------------
Stockholders' equity
    Common stock                          16,084,478      16,065,404
    Accumlated deficit                    (8,137,659)     (7,439,358)
                                        ------------    ------------
         Total stockholders' equity        7,946,819       8,626,046
                                        ------------    ------------
                                        $ 13,176,760    $ 13,481,555
                                        ============    ============

                          DENSE-PAC MICROSYSTEMS, INC.
                              Summary of Operations
                                   (Unaudited)




                                             For the quarter ended
                                            May 31,         May 31,
                                             1997            1996
                                         ------------    ------------
Net Sales                                $  3,448,709    $  4,064,422

Cost of Sales                               3,010,531       2,947,620
                                         ------------    ------------
       Gross Profit                           438,178       1,116,802
                                         ------------    ------------
Operating Expenses:

   Selling, general and administrative        966,257         818,547
    Research and development                  154,071         126,186
                                         ------------    ------------
Earnings (loss) from operations              (682,150)        172,069
                                         ------------    ------------
Other expenses and (income):
    Interest expense                           60,657          74,332
    Interest income                           (45,306)        (47,593)
                                         ------------    ------------
Total other expenses (income)                  15,351          26,739

Earnings (loss) before income taxes          (697,501)        145,330

Income tax expense                                800
                                         ------------    ------------
Net income (loss)                        $   (698,301)   $    145,330
                                         ============    ============

Net earnings (loss) per common share     $      (0.04)   $       0.01
                                         ============    ============
Weighted average common
     shares outstanding                    17,006,000      16,814,000
                                         ============    ============




See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)




                                                          For the quarter ended
                                                          May 31,       May 31,
                                                           1997          1996
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (698,301)   $   145,330

Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities:
  Depreciation and amortization                            265,700        206,578

Changes in operating assets and liabilities:
     Accounts receivable                                  (586,160)       693,900
     Inventories                                           (20,741)    (1,041,027)
     Other current assets                                  (61,100)       (76,057)
     Other assets                                           (6,686)
     Accounts payable                                      355,177        208,621
     Accrued compensation                                  (24,277)      (228,625)
     Accrued liabilities                                   133,302         12,984
                                                       -----------    -----------
Net cash provided by (used in) operating activities:      (636,400)       (84,982)
                                                       -----------    -----------
CASH USED IN INVESTING ACTIVITIES:
Property additions                                        (209,404)      (568,434)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                 (89,770)       (47,227)
Proceeds from issuance on other long-term debt                            156,525
Proceeds from issuance of common stock                      19,074        210,560
                                                       -----------    -----------
Net cash provided by financing activities                  (70,696)       319,858
                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                           (916,500)      (333,558)

CASH AT BEGINNING OF YEAR                                4,660,769      4,579,840
                                                       -----------    -----------
CASH AT END OF QUARTER                                 $ 3,744,269    $ 4,246,282
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                          $    46,347    $    75,621
                                                       ===========    ===========
Income taxes paid                                      $       800    $         0
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

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 1997 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

In the opinion of the Company management, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of May 31, 1997 and 1996, and the results of operations and its cash flows for the quarters ended May 31, 1997 and 1996. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Inventories consisted of the following:



                                              May 31, 1997           February 28, 1997
                                              ------------           -----------------
      Raw  Materials                            $1,289,810              $  772,615
      Work-in-process                            1,833,606               2,022,493
      Finished Goods                               427,973                 735,540
                                                ----------              ----------
                                                $3,551,389              $3,530,648
                                                ==========              ==========

NOTE 4  -  Accounting for Income Taxes

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective March 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes, " which was adopted by the Company in 1987.

         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1997 are as follows:

              Deferred tax assets:
                  Operating loss carryforwards,
                     general business credits, etc.   $ 3,198,555
                   Inventories                            239,422
                                                      -----------
              Total gross deferred assets             $ 3,437,977

              Deferred tax liability
                  Depreciation and amortization          (237,688)
                  Valuation allowance                  (3,200,289)
                                                      -----------
              Net deferred income taxes               $   -0-
                                                      ===========

There was no change in the valuation allowance as of May 31, 1997.

The Company is currently unable to determine whether the gross deferred tax asset will be utilized in fiscal year 1998. The Company will continue to evaluate the utilization of the deferred tax asset.

As of February 28, 1997, the Company had net operating loss carryforwards of $7,711,000 for regular income tax and $7,802,000 for alternative minimum tax available to offset future Federal taxable income (a portion is subject to limitations of approximately $270,600), expiring at various dates through 2011. As of February 28, 1997, the Company had available tax credit carryforwards of approximately $164,000 to offset future Federal income taxes, which expire at various dates through 2006 and available California tax credit carryforwards of approximately $149,000 which expire at various dates beginning 2004.

NOTE 5 - Net income (loss) per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period. For the quarter ended May 31, 1997, common equivalent shares were anti-dilutive and were not included in the earnings per share calculation.

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

The Company also re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the Company stock at $7.00 per share. At May 31, 1997, all of the warrants were outstanding and exercisable.

NOTE 7 - In February 1996, the Company raised $4,297,000, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors.

Item 2 - Management's' Discussion and Analyst of Financial Condition and Results of Operations

RESULTS  OF OPERATIONS

         Net sales for the quarter ended May 31, 1997 decreased $615,713 or 15% compared to the quarter ended May 31, 1996. The sales decrease can be attributed to the anticipated decrease in sales of the standard 512K x 8 product, and a decrease in sales of first generation products. The decrease in the sales of 512K x 8 product was due to a decrease in material costs and changes in the market place which reduced product demand. The decrease in sales of first generation products was due to the timing of shipment of products on the contracts.

         Cost of sales as a percentage of sales increased from 73% for the quarter ended May 31, 1997, to 87% for the quarter ended May 31, 1997. The increase in the cost of sales as a percentage of sales was due primarily to higher material costs. Material costs for the quarter ended May 31, 1997 increased by seven percent over the material costs from the quarter ended May 31, 1996. Additionally, depreciation expense related to manufacturing equipment increased $50,000 from the same quarter in the previous fiscal year, due to new testing equipment and manufacturing equipment that the company purchased during fiscal year 1997.

         Selling, general and administrative expenses increased in the first quarter of fiscal 1998 by $147,710 or 18% from the first quarter of the prior fiscal year. The increase was attributed to an increase in personnel in the areas of sales, marketing and administration. There was also an increase of $50,000 in travel expenses due to increased efforts to introduce new personnel and products to the marketplace and new customer base. The balance of the increase in selling, general and administrative expenses are attributed to an increase in costs to be listed on the national NASDAQ Exchange, an increase in advertising expenses and an expense of approximately $40,000 for the termination of a consultant in Europe.

         For the quarter ended May 31, 1997, research and development costs increased $27,885 or 22% from the same quarter in the previous fiscal year. The increase for the quarter was due to increased research and development efforts for new stacking technology and the development of products associated with the third generation technology. The Company also continued to develop other new military and commercial products.

LIQUIDITY  AND CAPITAL RESOURCES

         The Company's primary source of liquidity for the first quarter of fiscal 1998 was $4.3 million cash from the private placement of stock completed in February 1996. The proceeds from the private placement completed in February 1996, appear to be sufficient to meet the Company's cash needs for the foreseeable future.

         At February 28, 1997, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's asset's, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

         The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At May 31, 1997, the outstanding amount was $564,424.

CAUTIONARY STATEMENTS

         Statements regarding the Company's expectations about new and existing products and its future financial performance are forward looking statements which are subject to various risks and uncertainties, including, without limitation, demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Form 10-KSB for the year ended February 29, 1997.

PART II.

         Item 6 - Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                        Exhibits 27 - Financial Data Schedule

                  (b)  Reports on Form 8-K  -  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          DENSE-PAC MICROSYSTEMS, INC.
                             (Small Business Issuer)



      July 11, 1997                    /s/ Aaron Uri Levy
---------------------------        --------------------------------------------
Date                               Aaron Uri Levy, Chairman of the Board
                                     and Chief Executive Officer


      July 11, 1997                   /s/ William M. Stowell
---------------------------        --------------------------------------------
Date                               William M. Stowell,  Chief Financial Officer