Form 10QSB
period 1997-08-31
DENSE PAC MICROSYSTEMS INC
filed 1997-10-15
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________

Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          CALIFORNIA                                     33-0033759
(State or other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                       Identification No.)

                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                   ( Address of Principal Executive Offices )
                                 (714) 898-0007
                 Issuer's Telephone Number, Including Area Code

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

                         YES  [X]    NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares of common stock, no par value, outstanding as of September 30, 1997 was 17,109,244.

--------------------------------------------------------------------------------
                                                                  TOTAL PAGES: 9

                          DENSE-PAC MICROSYSTEMS, INC.
                                  Balance Sheet


                                             August 31,       February 28,
                                                1997              1997
                                           ------------       ------------
                                            (unaudited)

ASSETS
Curent Assets:
    Cash and cash equivalents              $  4,528,016       $  4,660,769
    Accounts receivable, net                  1,783,393          1,245,685
    Inventories                               2,379,605          3,530,648
    Other current assets                        165,616            122,988
                                           ------------       ------------

        Total current assets                  8,856,630          9,560,090

Property, net                                 3,728,512          3,907,105

Other assets                                     14,360             14,360
                                           ------------       ------------
                                           $ 12,599,502       $ 13,481,555
                                           ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt           350,864            407,254
    Accounts payable                            686,126          1,074,263
    Accrued compensation                        388,995            636,455
    Other accrued liabilities                   185,235             73,048
                                           ------------       ------------
          Total current liabilities           1,611,220          2,191,020
                                           ------------       ------------

Note payable to related parties               1,900,000          1,900,000
                                           ------------       ------------

Other long-term debt                            596,148            764,489
                                           ------------       ------------


Stockholders' equity
    Common stock                             16,122,591         16,065,404
    Accumulated deficit                      (7,630,457)        (7,439,358)
                                           ------------       ------------

         Total stockholders' equity           8,492,134          8,626,046
                                           ------------       ------------

                                           $ 12,599,502       $ 13,481,555
                                           ============       ============


See accompanying notes to condensed financial statements.

                                 DENSE-PAC MICROSYSTEMS, INC.
                                     Summary of Operations
                                          (Unaudited)


                                                         For the quarter ended                   Six months ended
                                                    -------------------------------       -------------------------------
                                                     August 31,         August 31,         August 31,         August 31,
                                                        1997               1996               1997               1996
                                                    ------------       ------------       ------------       ------------

Net Sales                                           $  4,571,050       $  3,642,713       $  8,019,759       $  7,708,135

Cost of Sales                                          2,848,729          2,894,223          5,859,260          5,841,843
                                                    ------------       ------------       ------------       ------------

       Gross Profit                                    1,722,321            749,490          2,160,499          1,866,292
                                                    ------------       ------------       ------------       ------------

Operating Expenses:

   Selling, general and administrative                   907,954            789,459          1,874,211          1,608,006
    Research and development                             314,441            298,873            468,512            425,059
                                                    ------------       ------------       ------------       ------------


Earnings (loss) from operations                          499,926           (338,842)          (182,224)          (166,773)
                                                    ------------       ------------       ------------       ------------


Other expenses and (income):

    Interest expense                                      34,771             93,398             95,428            167,730
    Interest income                                      (42,047)           (60,734)           (87,353)          (108,327)
                                                    ------------       ------------       ------------       ------------

Total other expenses (income)                             (7,276)            32,664              8,075             59,403

Earnings (loss) before income taxes                      507,202           (371,506)          (190,299)          (226,176)

Income tax expense                                                              800                800                800
                                                    ------------       ------------       ------------       ------------

Net income (loss)                                   $    507,202       ($   372,306)      ($   191,099)      ($   226,976)
                                                    ============       ============       ============       ============


Net earnings (loss) per common share                $       0.03       ($      0.02)      ($      0.01)      ($      0.01)
                                                    ============       ============       ============       ============


Weighted average common
     shares outstanding                               17,291,000         16,950,000         17,036,000         16,950,000
                                                    ============       ============       ============       ============


See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)


                                                             For the six months ended
                                                          -----------------------------
                                                           August 31,        August 31,
                                                              1997              1996
                                                          -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  (191,099)      $  (226,976)

Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Depreciation and amortization                               533,300           465,830

Changes in operating assets and liabilities:
     Accounts receivable                                     (537,708)        1,131,479
     Inventories                                            1,151,043          (470,189)
     Other current assets                                     (42,628)          (13,429)
     Other assets                                                                (6,686)
     Accounts payable                                        (388,137)          (66,773)
     Accrued compensation                                    (247,460)         (295,256)
     Accrued liabilities                                      112,187             3,699
                                                          -----------       -----------

Net cash provided by operating activities:                    389,498           521,699
                                                          -----------       -----------

CASH USED IN INVESTING ACTIVITIES:
Property additions                                           (354,707)       (1,088,711)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                   (224,731)         (105,935)
Proceeds from issuance on other long-term debt                                  156,525
Proceeds from issuance of common stock                         57,187           246,060
                                                          -----------       -----------

Net cash provided by (used in) financing activities:         (167,544)          296,650
                                                          -----------       -----------
NET INCREASE (DECREASE) IN CASH                              (132,753)         (270,362)

CASH AT BEGINNING OF YEAR                                   4,660,769         4,579,840
                                                          -----------       -----------

CASH AT END OF QUARTER                                    $ 4,528,016       $ 4,309,478
                                                          ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                             $    95,428       $   135,567
                                                          ===========       ===========

Income taxes paid                                         $       800       $       800
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

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 1997 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

In the opinion of the Company management, the accompanying unaudited condensed financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of August 31, 1997, and the results of operations and its cash flows for the quarters ended August 31, 1997 and 1996. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Inventories consisted of the following:

                        August 31, 1997      February 28, 1997
                        ---------------      -----------------

      Raw Materials        $  792,527           $  772,615
      Work-in-process       1,101,905            2,022,493
      Finished Goods          485,173              735,540
                           ----------           ----------
                           $2,379,605           $3,530,648
                           ----------           ----------

NOTE 4 - Net income (loss) per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period. For the loss periods, common equivalent shares were anti-dilutive and were not included in the earnings per share calculation.

Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), was issued in February 1997. This Statement supersedes APB Opinion No. 15, "Earnings Per Share" (Opinion 15) and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and replaces primary EPS. Diluted EPS is computed similar to fully diluted EPS pursuant to Opinion 15. FAS 128 is effective for financial statements issued for period ending after December 15, 1997. For the period ending August 31, 1997, the net earnings under the basic and diluted method of accounting would be $ .03 for the period.

NOTE 5 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Company stock. The warrants were callable when the Company's stock reached a trading price of $4.50 for twenty consecutive days. On September 25, 1995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and extinguished debt for $100,000.

The Company also re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the Company stock at $7.00 per share. At August 31, 1997, all of the warrants were outstanding and exercisable.

NOTE 6 - For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

NOTE 7 - Subsequent event- On September 8, 1997, the Company completed the acquisition of the assets of TypeHaus, a Texas based business, for $ 300,000 in cash and common stock. TypeHaus provides printer media devices, printer memory and electronic laser printer products to a variety of OEM customers. TypeHaus also supplies custom memory subsystems and develops support software for OEM manufacturers of laser printers. A wholly-owned subsidiary was formed to purchase the assets and will be consolidated with Dense-Pac.

Item 2 - Management's Discussion and Analyst of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Net sales for the quarter ended August 31, 1997, increased $928,337 or 25% compared to the quarter ended August 31, 1996. For the six months ended August 31, 1997, sales increased $311,624 or 4%. The sales increase during the quarter can be attributed to the shipment of a large order to one customer for a customized and specialized commercial memory product. Other product sales were similar to the previous quarter with the 512k x 8 products continuing to contribute to revenue as well as the commercial stacking products. Revenue of 512k x 8 for the three months ended August 31, 1997 was $ 1,121,000 as compared to the $ 507,000 in the same period in the period year. For the six months ended August 31, 1997, revenue of the 512k x 8 was $ 1,568,000 or 20% of sales as compared to $ 1,040,000 of 512k x 8 shipped for the six months ended August 31, 1996, representing approximately 13% of sales. The continuing level of 512k x 8 activity can not be determined due to the timing of technology changeover. During the third quarter the sales organization re-structured into two divisions, military and commercial, and more emphasis was placed on the past successful commercial products, as a result, more orders were produced for the 512K x 8 product line.

      During the third quarter, the Company will be expanding into more standard type of DRAM commercial products, which typically have lower margins than military or higher end commercial products. Competitive pricing to enter this market will also affect margin, although the Company believes that margins should improve with increased sales volume and reputation in the market. The Company is willing to incur the cost of entering this market for the standard commercial products in order to gain access to new markets for its high end, high density memory products. The Company has also incurred acquisition and start-up costs related to the purchase of the TypeHaus business at the beginning of the third quarter. (See Not 7 of Notes to the Condensed Financial Statements.) The Company also plans to invest in R&D, engineering, new technologies, manufacturing and test equipment and it continues to build its capacity, infrastructure and sales/marketing efforts aimed at the commercial sector and new military opportunities. All of these activities will affect the Company's ability to achieve profitability in the third quarter. See "Cautionary Statements."

      Gross profit as a percentage of sales for the three month period ended August 31, 1997, increased to 38% in fiscal year 1998 from 21% in fiscal year 1997. The increase in the gross margin for the second quarter ended August 31, 1997 can be attributed to lower material cost for the mix of product sold during the quarter. Gross margin also improved in the second quarter due to operating efficiencies associated with increased revenue over a fixed amount of manufacturing overhead expenses. Additionally, the Company recognized approximately $ 80,000 in income from the reversal of severance costs which had been accrued at February 28, 1997.

      For the first six months, gross profit as a percentage of sales increased to 27% for fiscal year 1998 from 24% in fiscal year 1997. Material cost for the six months ended August 31, 1997, as compared to the previous six months was relatively the same as a percentage of revenue. Additionally, approximately $ 90,000 has been recognized in inventory writedowns for the current six month period as compared to approximately $ 570,000 in inventory writedowns in the previous six month period associated with price decreases in the 16 meg DRAM market. For the six months ended August 31, 1997, capitalized engineering decreased by approximately $ 200,000. Additionally, depreciation expense related to manufacturing equipment increased $90,000 from the same six month period in the previous fiscal year, due to new testing equipment and manufacturing equipment that the company purchased during fiscal year 1997 and the beginning of fiscal year 1998.

      Selling, general and administrative expenses increased in the second quarter of fiscal 1998 by $118,495 or 15% from the second quarter of the prior fiscal year. For the six months ended August 31, 1997 these expenses increased $ 266,205 or 17%. The increase in general and administrative expense can be attributed in an increase in personnel expenses in the area of sales, marketing and administration. There was also an increase of $60,000 in travel expenses due to increased efforts to introduce new personnel and products to the marketplace and new customer base. The balance of the increase in selling, general and administrative expenses are attributed to an increase in costs to be listed on the national NASDAQ Exchange, an increase in advertising expenses and an expense of approximately $40,000 for the termination of a consultant in Europe. Additionally, inside sales commissions increased by approximately $ 80,000 as the internal compensation for inside sales was restructured at the beginning of the fiscal year.

      For the three months ended August 31, 1997, research and development costs increased $15,568 or 5% from the same quarter in the previous fiscal year and for the six months ended August 31, 1997 expenses have increased $ 43,453 or 10%. The slight increase for the quarter and for the six months was due to the Company continuing to expand efforts into new products and the commitment to develop new unique high memory technology.

      For the six month ended August 31, 1997 interest expense has decreased $72,302 or 43% from the same period in the previous year due to lower debt principal outstanding. There are several leases and notes that have come to the end of the payment period during this time frame and as a result the interest expense associated with these leases and notes has decreased.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity for the second quarter of fiscal 1998 was $4.3 million cash from the private placement of stock completed in February 1996. The proceeds from the private placement appear to be sufficient to meet the Company's cash needs at least for the next twelve months.

      Net cash from operating activities was approximately $ 390,000 during the first six months of fiscal year 1998 due to a decrease in depreciation expense and inventories offset primarily by the increases in accounts receivable, accounts payable, accrued liabilities, and the net loss for the period.

      The Company purchased approximately $ 350,000 in new equipment during the first six months of fiscal year 1998. The Company expects that it will purchase an additional $ 500,000 in new equipment during the third quarter ending November 30, 1997. While the Company does have sufficient cash to pay for these additional capital expenditures, it will evaluate the opportunity to finance these items, in order to insure a sufficient cash reserve for future growth.

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

      The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At August 31, 1997, the outstanding amount was $564,424.


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

PART II


      Item 4 - Submission of Matters to a vote of Security Holders

      1.    (a) Annual Shareholders' Meeting - August 15, 1997

            (b) Election of Directors:     Votes For             Withheld

                Aaron Uri Levy            13,702,310              70,900
                Roger Claes               13,702,310              70,900
                Robert Southwick          13,702,310              70,900
                Trude Taylor              13,702,300              70,910
                James Turner              13,702,300              70,910


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


                          DENSE-PAC MICROSYSTEMS, INC.
                             (Small Business Issuer)


        October 13, 1997             /s/ Aaron Uri Levy
----------------------------------   -----------------------------------------
Date                                 Aaron Uri Levy, Chairman of the Board
                                          and Chief Executive Officer


        October 13, 1997             /s/ William M. Stowell
----------------------------------   -----------------------------------------
Date                                 William M. Stowell, Chief Financial Officer