Form 10QSB
period 1997-11-30
DENSE PAC MICROSYSTEMS INC
filed 1998-01-14
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  November 30, 1997

[-] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  [X]                    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Thenumber of shares of Dense-Pac Microsystems, Inc. common stock, no par value, outstanding as of outstanding as of December 31, 1997 was 17,501,300.

--------------------------------------------------------------------------------
                                                                 TOTAL PAGES: 12

                          DENSE-PAC MICROSYSTEMS, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements:                             Page Number

                 Consolidated Balance Sheets                            3
                 February 28, 1997 and November 30, 1997
                 (unaudited)

                 Consolidated Statements of Operations                  4
                 Three months and nine months ended
                 November 30, 1996 and 1997
                 (unaudited)

                 Notes to Unaudited Consolidated Financial              7
                 Statements

         ITEM 2. Managements Discussion and Analysis of Financial       9
                 Condition and Results of Operations


PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K

                          PART - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          DENSE-PAC MICROSYSTEMS, INC.
                           Consolidated Balance Sheets


                                          November 30,      February 28,
                                              1997              1997
                                          ------------      ------------
                                          (unaudited)

ASSETS
Curent Assets:
    Cash and cash equivalents             $  4,192,771      $  4,660,769
    Accounts receivable, net                 1,181,587         1,245,685
    Inventories                              3,052,752         3,530,648
    Other current assets                       181,017           122,988
                                          ------------      ------------

        Total current assets                 8,608,127         9,560,090

Property, net                                4,357,275         3,907,105

Other assets                                    14,360            14,360
                                          ------------      ------------
                                          $ 12,979,762      $ 13,481,555
                                          ============      ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt          350,883           407,254
    Accounts payable                         1,019,706         1,074,263
    Accured compensation                       230,614           636,455
    Other accrued liabilities                  140,801            73,048
                                          ------------      ------------

          Total current liabilities          1,742,004         2,191,020
                                          ------------      ------------

Note payable to related parties              1,900,000         1,900,000
                                          ------------      ------------

Other long-term debt                           535,936           764,489
                                          ------------      ------------


Stockholders' equity
    Common stock                            16,925,728        16,065,404
    Accumlated deficit                      (8,123,906)       (7,439,358)
                                          ------------      ------------

         Total stockholders' equity          8,801,822         8,626,046
                                          ------------      ------------

                                          $ 12,979,762      $ 13,481,555
                                          ============      ============


See accompanying note to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                             For the three months ended              Nine months ended
                                           November 30,      November 30,      November 30,      November 30,
                                               1997              1996              1997              1996
                                           ------------      ------------      ------------      ------------

Net Sales                                  $  3,268,299      $  2,854,686      $ 11,288,058      $ 10,562,821

Cost of Sales
   Cost of sales                              2,525,541         2,273,796         8,384,801         7,650,555
   Inventory write-downs                                          530,808                             995,892
                                           ------------      ------------      ------------      ------------
                                              2,525,541         2,804,604         8,384,801         8,646,447

       Gross Profit                             742,758            50,082         2,903,257         1,916,374
                                           ------------      ------------      ------------      ------------

Operating Expenses:

   Selling, general and administrative          685,651           713,246         2,559,862         2,320,452
    Research and development                    556,690           242,714         1,025,202           667,773
                                           ------------      ------------      ------------      ------------


Loss from operations                           (499,583)         (905,878)         (681,807)       (1,071,851)
                                           ------------      ------------      ------------      ------------


Other expenses and (income):

    Loss on the sale of assets                                     79,322                              79,322
    Interest expense                             38,911            43,454           134,339           193,546
    Interest income                             (45,045)          (43,852)         (132,398)         (133,741)
                                           ------------      ------------      ------------      ------------

Total other expenses (income)                    (6,134)           78,924             1,941           139,127

Loss before income taxes                       (493,449)         (984,802)         (683,748)       (1,210,978)

Provision for income taxes                                                              800               800
                                           ------------      ------------      ------------      ------------

Net loss                                   ($   493,449)     ($   984,802)     ($   684,548)     ($ 1,211,778)
                                           ============      ============      ============      ============


Net loss per common share                  ($      0.03)     ($      0.06)     ($      0.04)     ($      0.07)
                                           ============      ============      ============      ============


Weighted average common
     shares outstanding                      17,577,000        16,950,000        17,577,000        16,950,000
                                           ============      ============      ============      ============


See accompanying notes to financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                    For the nine months ended
                                                   November 30,     November 30,
                                                       1997             1996
                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (684,548)    $ (1,211,778)

Adjustments to reconcile net loss
     cash provided by operating activities net
     of the effect of the acquisition:
  Depreciation and amortization                         831,792          712,841

Changes in operating assets and liabilites:
     Accounts receivable                                 64,098        1,903,507
     Inventories                                        477,896          (23,433)
     Other current assets                               (58,029)          92,801
      Other assets                                                        (6,686)
     Accounts payable                                   (54,557)        (432,632)
      Accrued compensation                             (405,841)        (339,075)
     Accrued liabilities                                 67,753          (13,012)
                                                   ------------     ------------

Net cash provided by operating activities:              238,564          682,533
                                                   ------------     ------------

CASH USED IN INVESTING ACTIVITIES:
   Property additions                                  (976,962)      (1,544,368)
   Cash paid for acquisition                           (130,000)
                                                   ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES:               (1,106,962)      (1,544,368)


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt             (284,924)        (305,364)
Proceeds from issuance on other long-term debt                           531,004
Proceeds from issuance of common stock                  685,324          246,060
                                                   ------------     ------------

Net cash provided by financing activities:              400,400          471,700
                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                        (467,998)        (390,135)

CASH AT BEGINNING OF YEAR                             4,660,769        4,579,840
                                                   ------------     ------------

CASH AT END OF QUARTER                             $  4,192,771     $  4,189,705
                                                   ============     ============


See accompanying notes to condensed financial statements.

                               DENSE-PAC MICROSYSTEMS, INC.
                           Consolidated Statements of Cash Flow
                                        (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                    $ 135,027      $ 176,188
                                                                 =========      =========

Income taxes paid                                                $     800      $     800
                                                                 =========      =========



DETAIL OF BUSINESSES ACQUIRED IN PURCHASE
   BUSINESS COMBINATIONS:

On September 8, 1997, the Company acquired certain assets of TypeHaus, Inc. (a Texas Corporation). A summary of the transaction is as follows:

  Tangible assets acquired                                       $ 245,000
  Intangible assets acquired                                        60,000
  Common stock issued                                             (175,000)
  Cash paid for acquisition                                       (130,000)
                                                                 ---------

   Liabilities assumed                                           $    --
                                                                 =========


See accompanying notes to condensed financial statments.

                          DENSE-PAC MICROSYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - Dense-Pac Microsystems, Inc., a California Corporation, ("Dense-Pac") and its wholly-owned subsidiary (collectively, the "Company") are engaged in the design, development, manufacture and marketing of a full line of high density, miniaturized memory surface mount components and subsystems for a variety of commercial, industrial and military applications. TypeHaus, Inc. was incorporated on September 8, 1997 and commenced operations, after buying certain assets of TypeHaus, Inc. a Texas corporation. TypeHaus, Inc. designs, manufactures and sells a full line of memory products and other printer products (fonts, programmable SIMMS, and primarily printer cartridges) (Note 7).

NOTE 2 - As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended November 30, 1997 should be read in conjunction with the Company's Annual Report to Shareholders for the previous year.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary to present fairly its financial position as of November 30, 1997, and the results of operations and its cash flows for the three and nine months ended November 30, 1997 and 1996. Results for the interim period are not necessarily indicative of those to be expected for the full year.

NOTE 3 - Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares were anti-dilutive and were not included in the earnings per share calculation.

Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), was issued in February 1997. This Statement supersedes APB Opinion No. 15, "Earnings Per Share" (Opinion 15) and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and replaces primary EPS. Diluted EPS is computed similar to fully diluted EPS pursuant to Opinion 15. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted. When adopted, all previously reported earnings per share amounts must be restated based upon the provisions of the new standard. Proforma basic and diluted loss per share calculated in accordance with SFAS No. 128 would be ($.03) and ($.06) for the three months ended November 30, 1997 and 1996 and (.04) and (.07) for the nine months ended November 30, 1997 and 1996, respectively.

NOTE 4 - Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant and that this will not result in a material adverse effect on the Company's business, operating results or financial condition.

NOTE 5 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note. The note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for Common Stock. The warrants were callable when the Company's Common Stock reached a trading price of $4.50 for twenty consecutive days. On September 25, 1995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and extinguished debt for $100,000.

The Company also re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the Company common stock at $7.00 per share. At November 30, 1997, all of the warrants were outstanding and exercisable.

NOTE 6 - For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

NOTE 7 - In September 1997, the Company acquired substantially all of the assets of TypeHaus, Inc. for $305,000, including acquisition costs, consisting of $130,000 in cash and $175,000 in Common Stock of the Company. TypeHaus, Inc. was a privately held Texas corporation providing printer media devices, printer memory and electronic laser printer products to a variety of OEM customers. TypeHaus also supplied custom memory subsystems and support software for OEM manufacturers of laser printers. The acquisition was primarily accounted for under the purchase method of accounting and the purchase price was allocated to assets acquired ($110,000), intangible assets acquired ($135,000) and covenant not to compete ($60,000). A wholly owned subsidiary of Dense-Pac was formed to purchase the assets.


Note 8 - The following table summarizes stock option activity under the Dense-Pac's 1985 and 1996
         Stock Option Plan for the nine months ended November 30, 1997:


                                                                Number of
                               Number of                         Options
                                 Shares     Price per Share    Exercisable
                               ---------    ---------------    -----------

Balance,  February 28, 1997    2,090,000     $ .24 - $4.41        685,514
                                                                  =======
          Granted                618,000      2.00 -  3.14
          Exercised             (502,619)      .24 -  2.70
          Canceled              (256,937)     1.59 -  4.41
                               ---------
Balance,  November 30, 1997    1,948,444                          691,320
                               =========                          =======

Item 2 - Management's Discussion and Analysis or Plan of Operations.


RESULTS OF OPERATIONS

        Net sales for the quarter ended November 30, 1997 increased $413,613 or 14% compared to the quarter ended November 30, 1996. For the nine months ended November 30, 1997, sales increased $725,237 or 7% from the comparable prior nine month period. The increase in the quarterly sales from the prior periods of three and nine month can be attributed to the sale of new DRAM SIMM modules to the commercial marketplace. During the quarter approximately $1,065,000 of DRAM commercial product was sold as compared to none in the previous quarter last year. While revenues increased the gross margin for this product were very small as a result of expenses incurred while the Company took steps to establish itself as a commercial supplier of memory products.

        The increase in the sales of the DRAM commercial product were offset by a decrease of sales of $ 540,000 in the first nine months in First Generation ceramic based stackable products. The decrease in the ceramic products can be attributed to the timing of military contracts. Other product sales were similar to the previous quarter. Revenue attributed to the 512K x 8 for the nine months ended November 30, 1997 was $ 1,853,000 as compared to $ 1,615,000 for the nine months ended November 30, 1996. The continuing level of 512k x 8 activity can not be determined due to the timing of technology changeover. During the third quarter the sales organization re-structured into two divisions, military and commercial, and more emphasis was placed on the past successful commercial products, as a result, more orders were produced for the 512K x 8 product line.

        During the third quarter and as discussed in the previous 10-QSB, the Company expanded into more standard type of DRAM commercial products, which produced lower margins than military or higher end commercial products. Competitive pricing to enter this market also affected the gross margin, although the Company believes that gross margins should improve with increased sales volume and reputation in the market. The Company is willing to incur the cost of entering this market for the standard commercial products in order to gain access to new markets for its high end, high density memory products. The Company has also incurred acquisition and start-up costs related to the purchase of the TypeHaus business at the beginning of the third quarter. (See Note 7 of Notes to the Condensed Financial Statements.) The Company also plans to continue to invest in R&D, engineering, new technologies, manufacturing and test equipment and it continues to build its capacity, infrastructure and sales/marketing force in its efforts to target the commercial sector and new military opportunities. The Company received several "design wins" during the quarter. Designs wins are Dense-Pac products which have been qualified or designed into a customers future or current products. All expenses related to achieving our goals in each of these activities may affect the Company's ability to achieve profitability in the fourth quarter.

        Gross profit as a percentage of sales for the three month period ended November 30, 1997, increased to 23% from 2% in same period in 1997. Included in the cost of sales for the previous year was $ 530,808 related to the write-down of inventory. The overall gross margin for the third quarter ended November 30, 1997 decreased by 4% of sales, taking the effect of inventory write-off from the analysis from the previous years quarter. During the third quarter of the current fiscal year, a portion of the business was generated from lower margin DRAM business.

        For the first nine months of fiscal 1998, gross profit as a percentage of sales increased to 26% for fiscal year 1998 from 18% in the comparable period in fiscal year 1997. Included in the nine months results for fiscal year 1997 was $995,892 in inventory write-downs. Material cost for the nine months ended November 30, 1997, as compared to the previous nine months was 3 1/2 percent of sales higher than the previous nine month period, mainly due to the higher material cost associated with the DRAM commercial business. Depreciation expense related to manufacturing equipment increased $222,000 from the same nine month period in the previous fiscal year, due to new testing equipment and manufacturing equipment that the company purchased during fiscal year 1997 and the beginning of fiscal year 1998.

        Selling, general and administrative expenses decreased slightly during the three months ended November, 1997 by $27,595 or 4% of the fiscal 1998 year. For the nine months ended November 30, 1997 these expenses increased $239,410 or 10% from the comparalbe period in fiscal 1997. The increase for the nine months in general and administrative expense can be attributed to an increase in personnel expenses in the area of sales, marketing and administration. There was also an increase of $83,000 in travel expenses due to increased efforts to introduce new personnel and products to the marketplace and new customer base. The balance of the increase in selling, general and administrative expenses are attributed to an increase in costs to be listed on the Nasdaq Stock Market, Inc. and related investor relation expenses, an increase in the bad debt reserve by $50,000, and an $40,000 expense for the termination of a consultant in Europe. Additionally, inside sales commissions increased by approximately $98,000 as the internal compensation for inside sales was restructured at the beginning of the fiscal 1998 year and additional personnel were added.

        For the three months ended November 30, 1997, allocated expenses related to research and development increased $313,976 or 129% from the same quarter in the previous fiscal 1997 year and for the nine months ended November 30, 1997 expenses have increased $357,429 or 54%. The increase for the quarter and for the nine months was due to the Company making a definite thrust towards new products without customer orders based on continuing efforts to expand into new products and the commitment to develop new unique high memory technology.

        For the nine month ended November 30, 1997 interest expense decreased $59,207 or 31% from the same period in the previous year due to lower debt principal outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the third quarter of fiscal 1998 was $4.3 million cash from the private placement of stock completed in February 1996. The proceeds from the private placement appear to be sufficient to meet the Company's cash needs at least for the next twelve months.

        Net cash from operating activities was approximately $238,564 during the first nine months of fiscal year 1998, due primarily to depreciation expense, decreases in inventories and increased in assumed liabilities, offset by decreases in accounts payable and accrued liabilities, and the net loss for the period.

        The Company purchased approximately $1,107,000 in new equipment during the first nine months of fiscal year 1998. The Company expects that it will not purchase any major additional new equipment during the fourth quarter ending February 28, 1998. While the Company does have sufficient cash to pay for these additional capital expenditures, it established a lease line of $285,000 to partially pay for the fixed asset additions, in order to insure a sufficient cash reserve for future growth.

        At November 30, 1997, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's asset's, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

        The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At November 30, 1997, the outstanding amount was $564,424.

        For the nine months ended November 30, 1997, stock options have been exercised for approximately $685,000. These proceeds were mainly received from previously management exercising stock options during the period.

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


                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits
                The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Quarterly Report.


                Exhibits No. 27
                Financial Data Schedule

        (b)     Reports on Form 8-K -

                No reports on Form 8-K were filed during the third quarter of fiscal 1998 covered by this Form 10-QSB.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          DENSE-PAC MICROSYSTEMS, INC.
                             (Small Business Issuer)







        January  13, 1997                /s/ Aaron Uri Levy
--------------------------------    --------------------------------------------
Date                                Aaron Uri Levy, Chairman of the Board
                                           and Chief Executive Officer





        January 13, 1997                /s/ William M. Stowell
--------------------------------    --------------------------------------------
Date                                William M. Stowell,  Chief Financial Officer