Form 10KSB
period 1998-02-28
DENSE PAC MICROSYSTEMS INC
filed 1998-05-29
CIK 784770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to
        _________________

Commission file number:    0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           California                                             33-0033759
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           7321 Lincoln Way
       Garden Grove, California                                     92841
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (714) 898-0007

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock

        Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days:   YES [X]   NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB [ ]

        The Issuer's revenues for its most recent fiscal year were $13,464,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on April 21, 1998 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $25,250,000.

        Number of shares of Issuer's Common Stock outstanding at April 21, 1998:
17,755,400 shares

Documents Incorporated By Reference
-----------------------------------
Portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          DENSE-PAC MICROSYSTEMS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 1998

                                    I N D E X

                                                  PART I
                                                                                                       PAGE

Item 1.     Business................................................................................      3

Item 2.     Properties..............................................................................     10

Item 3.     Legal Proceedings.......................................................................     10

Item 4.     Submission of Matters to a Vote of Security Holders.....................................     10

                                                 PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters................     11

Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................     17

Item 7.     Financial Statements and Supplementary Data.............................................     17

Item 8.     Changes in and Disagreements with Accountants on Accounting.............................     17

                                                PART III

Item 9.     Directors and Executive Officers of the Registrant......................................     18

Item 10.    Executive Compensation..................................................................     18

Item 11.    Security Ownership of Certain Beneficial Owners and Management..........................     18

Item 12.    Certain Relationships and Related Transactions..........................................     18

                                                PART IV

Item 13.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................     19

Signatures..........................................................................................     22

                                     PART 1


ITEM 1: DESCRIPTION OF THE BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Statements" beginning on page 13 of this Form 10-KSB.

General background

        Dense-Pac Microsystems, Inc. ("Dense-Pac" or the "Company") designs and manufactures proprietary and patented three-dimensional high-density memory products. The Company was formed as a California corporation on September 7, 1983. The high-density memory products enable the Company's commercial, industrial and military customers to stack large amounts of memory into small spaces. The Company's web site is at www.dense-pac.com.

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

        The majority of the Company's products are memory solution related. A memory module is a miniaturized memory subsystem which can consist of numerous memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. The Company's proprietary packaging technology enables memory systems to be designed with significantly more memory in a given area as can be accomplished with conventional packaging techniques. For example, a memory system which might require 20 square inches of printed circuit board using conventional packaging techniques, could be packaged by the Company in a memory module less than two square inches in size. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well than their mating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced.

        The Company offers a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of the Company's products, prices range from less than $50 for commercial modules to over five thousand dollars for high-end military specification modules.

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

        Dense-Pac is also able to offer customers leading edge memory products by packaging the highest memory chips available. For example, a gigabit of memory can be obtained by stacking 16 Meg DRAM chips, a level of memory which no single chip can currently provide. Future generations of this technology using 64 Meg DRAMs could produce four gigabits of memory on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, the Company's products are subject to obsolescence or price erosion as new chips with the same or greater density as the Company modules are continuously introduced. This results in the Company's products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

        In September 1997, Dense-Pac acquired substantially all the assets of TypeHaus, Inc. (a Texas corporation) for $305,000 including acquisition cost, consisting of $130,000 in cash and $175,000 in common stock of the Company. A wholly owned subsidiary of Dense-Pac, named TypeHaus, Inc. (a California corporation) was formed to purchase the assets. TypeHaus provides printer media devices, printer memory and electronic laser printer products to a variety of OEM customers. TypeHaus also supplies custom memory sub-systems and support software for OEM manufacturers of laser printers.

        During February, 1998, the Company commenced operations of an Internet Information Technology division to offer innovative new software and hardware product solutions that will increase the speed and accessibility to the Internet for security transaction-oriented businesses and to offer Internet commerce interactive solutions. Dense-Pac expanded the hardware concept of high density memory to Internet communication applications with several new products.

Recent Company Changes

        During the Fiscal Year ended February 28, 1998 ("Fiscal Year 1998"), the Company a changed several key management positions. Several new employees have joined the Company as vice presidents of newly formed divisions. Dan Jakle, and Avram Grossman joined Dense-Pac as vice presidents to further products into new markets. The management team of the Company has developed and currently is implementing a new business strategy which is discussed below. Dan Jakel joined the Company as a vice president of marketing and business development. His responsibilities include the identification of new potential commercial markets that the Company could penetrate as well as furthering the business of the Company's wholly owned subsidiary, TypeHaus, Inc. Avram joined the Company as vice president of information technology. His responsibilities include exploring the opportunities for entry into the internet arena with new and specialized products.

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

        TARGET HIGH VOLUME OEM CUSTOMERS. The Company believes that its technology can increase the overall performance of systems and their integrated parts. Dense-Pac is structuring itself to support OEM opportunities that provide the best utilization of the technology in today's growing market. This structuring will include a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of a prototype design team to custom design and quickly deliver prototype products to customers.

        PURSUE STRATEGIC RELATIONSHIPS. The Company intends to pursue entering into a number of development, production, marketing and other strategic relationships in order to expand sales and broaden its product offerings.

        QUICKLY DELIVER PROTOTYPE PRODUCTS TO CUSTOMERS. The Company will be responsive to its potential customers by offering the most unique design that will solve the customer's needs. Dense-Pac will continue to offer quick solutions working with a staff of specially designated design team.


3-D Stacking Products

        In September 1990, the Company was awarded a patent on a new packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what was available in the market. In three-dimensional packaging, individual memory chips are stacked one on the other, and vertically interconnected. The Company's "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by dramatically expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit the Company to package

512 megabytes of memory in a three-dimensional package measuring just slightly larger than a half inch thick business card. This technique increases memory board density significantly over conventional packaging techniques and has particular advantages in applications where high memory capacity, efficiencies and space are critical, such as portable computers and communications devices.

        The Company commenced shipments of its three-dimensional ceramic stacked products in the Fiscal Year ended February 28,1991. The ceramic stacked products are manufactured on ceramic substrates to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high industrial applications such as satellites, deep well drill bits and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

        During the Fiscal Year ended February 28, 1996 ("Fiscal Year 1996"), the Company introduced a commercial plastic three-dimensional stacking packaging technology. The main focus of this technology is to introduce the Company's ability to stack readily available commercial plastic memory devices to emulate higher density products which are more expensive and/or in short supply.

        During the Fiscal Year 1998, the Company introduced several new products designed around the patented stacking process. The technology is known as "M-Densus". The "M-Densus", a family of interchangeable memory modules that, regardless of their density or size, fit in the same space, or footprint, on the memory board. The M-Densus modules, which derive their name from the Latin word for density, enable design engineers to upgrade TSOP ( thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. The Company also introduced a Low Profile PC100 Compliant 256 Megabyte Synchronous DRAM. The Company also introduced several other high-density products, applicable for the military market and the commercial market.

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


Standard Products

        The Company offers a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of the Company's products, prices range from less than $50 for commercial modules to over five thousand dollars for high-end military specification modules.

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

        The Company's first generation, three-dimensional ceramic stacking technology is the subject of a United States patent which expires in 2007. In 1993, the Company was awarded a U.S. patent on certain aspects of its second generation (silicon on silicon) three-dimensional technology which expires in 2010. In 1996, the Company was awarded a U.S. patent on certain aspects of a plastic commercial three-dimensional technology which expires in 2013. The Company applied for several new patents during Fiscal Year 1998. There can be no assurance that these patents will afford the Company's products any competitive advantage, that they will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

        These new patent pending cover new processes in automating the high-density commercial product as well as a patent pending on a new ball grid array stacking technology. To protect its intellectual properties, the Company will continue to pursue patents on its processes and technologies. Simultaneously, as an integral part of the Company's strategic plan, Dense-Pac expects to create new business opportunities through the licensing of these patents.

        The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years. The Company's success depends on its ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

        In order to obtain large orders for its products from OEMs, the Company may be required to provide manufacturing licenses to third parties as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly or indirectly with the Company for customers depending on the scope of their license.

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

        The Company markets its products throughout the world directly through its own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made directly to the customer by the Company. The sales representatives receive a commission on sales of the Company's products within their territories. In Fiscal Year 1998, approximately 15% of the Company's sales were export sales, primarily to Western Europe as compared to 23% in the fiscal year ended February 28, 1997 ("Fiscal Year 1997"). Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue as well as several programs being completed in the previous fiscal year.

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

        The Company's manufacturing capacity has been significantly increased by the purchase of an automated commercial line which is adequate to support large volume production. Also, on May 19, 1997, Dense-Pac announced a strategic alliance with SCI Systems, Inc.(SCI), for high-volume production and testing of Dense-Pac's proprietary three-dimensional (3-D) memory modules. Under the terms of the agreement, SCI will provide electronic manufacturing services for high volume production of Dense-Pac 3-D memory modules and serve as a strategic volume production partner in presentations to prospective Dense-Pac customers. SCI provides electronic manufacturing services to companies that out source production of finished products and subassemblies. SCI has 22 plants worldwide and operates 164 surface-mount technology lines.


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

Environmental Matters

The Company is not aware of any issues related to environmental matters that have materially affected or are expected to materially affect its business.


Employees

        At April 21, 1998, the Company had 94 full-time employees, of which 11 were engaged in engineering, 47 in manufacturing, production and testing, 6 in quality assurance, 17 in marketing/sales and 13 in management and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 1998.

                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." It previously traded on the Nasdaq Small Cap Market. The following table sets forth the high and low closing bid prices of the Common Stock on the Nasdaq Small Cap Market for the periods through March 13, 1996, and the high and low closing prices on the Nasdaq National Market for the periods beginning March 14, 1996, as reported by Nasdaq. Quotations on the Nasdaq Market are inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

    Fiscal Year ended February 28, 1998:
             Quarter Ended
                 May 31, 1997                     2- 5/8            1 - 13/16
                 August 31, 1997                  2- 5/8            2 -  1/16
                 November 30, 1997                4- 11/16          2 -  1/8
                 February 28, 1998                4- 5/8            3


        As of April 21, 1998, the Company had 327 shareholders of record, and over 5,500 beneficial shareholders, based on information provided by the Company's transfer agent.

        The Company has not paid any dividends and it does not expect to pay any dividends in the foreseeable future. There are currently no contractual or other restrictions affecting the Company's ability to pay dividends.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Fiscal Year 1998 Compared to Fiscal Year 1997.

        Fiscal Year 1998 net sales of $13,464,000 decreased by $560,000 (4%) from Fiscal Year 1997 sales of $14,024,000. The decrease was partly due to a decrease in military sales of approximately $2,384,000 due to an emphasis by the Company of commercial type business in Fiscal Years 1996 and 1997. Military business typically has a longer lead time for purchase orders and when the emphasis of the Company was re-directed to commercial business, the results showed the decrease in military business. The decrease in the military business was offset largely by an increase of $2,283,000 in miscellaneous commercial DRAM business. The Company generated approximately $600,000 in revenue from its new high commercial plastic stacked products. Revenue from first generation products composed approximately 17% of revenue for Fiscal Year 1998 as compared to approximately 24% of revenue in Fiscal Year 1997. The decrease in first generation product sales is due to a decline in military business as well as a decrease in SRAM memory prices that are used in this technology.

        Foreign sales represented 15% of total revenue for Fiscal Year 1998 as compared to 23% of revenue for Fiscal Year 1997. Overall, sales for first generation products decreased in the foreign market because less contracts were awarded in Fiscal Year 1998 than in Fiscal Year 1997.

        As a result, the Company's business has been impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities.

        The Company offset some of the decrease in the military business with orders of commercial product. The Company is re-emphasizing the importance of the high-reliability products, such as ceramic, first generation modules as discussed in Item 1 of this report, with the goal of returning the Company to growth and profitability. See "Cautionary Statements."

        Cost of sales for the Fiscal Year 1998 was $10,613,000 (79% of sales), as compared to cost of sales for Fiscal Year 1997 of $10,546,000 (75% of sales), excluding the inventory write-down. The lower cost of sales for Fiscal Year 1997 can be attributed to slightly greater operating efficiencies resulting from the higher level of sales in 1997. Additionally, for Fiscal Year 1998, depreciation expense increased by $90,000 as new automated equipment was purchased for the manufacturing floor. Overall material costs, as a function of sales remained constant from Fiscal Year 1998, when it was 51%, as compared to 50% for Fiscal Year 1997. This represents the overall material costs for all product lines for the fiscal year.

        Selling, general and administrative (SG&A) expenses increased by $153,000 (5%) from $3,322,000 in Fiscal Year 1997 to $3,475,000 in Fiscal Year
1998. The increase in SG&A expense included an increase in recruitment/relocation costs of $78,000 as the Company continues to hire employees for various departments. Additionally, the Company increased allowance for doubtful accounts by $50,000.

        Other costs decreased $961,000 or 100% from $961,000 in Fiscal Year 1997 to $0 in Fiscal Year 1998. During the fourth quarter of Fiscal year 1997, the Company recognized other costs of approximately $961,000, consisting of a $336,000 write-off of technology and marketing rights, a $291,000 write-off of fixed assets, and severance costs of $334,000. The write-offs reflected a re-evaluation of the usefulness of certain assets in light of the Company's new business strategies, including an evaluation of expected future cash flows from those assets.

        Research and development expense increased $477,000 or 59% from $810,000 in Fiscal Year 1997 to $ 1,287,000 in Fiscal Year 1998 due to continued work on commercial plastic stack products. Research and development represented approximately 10% of sales for Fiscal Year 1998 as compared to 6% of sales for the previous year.

        Interest expense decreased $88,000 or 34% from $259,000 in Fiscal Year 1997 to $171,000 in Fiscal Year 1998. Several of the notes that were outstanding in the previous year for equipment purchases were fully paid during fiscal year 1998. Interest income decreased $72,000 or 37% from $195,000 in Fiscal Year 1997 to $123,000 in Fiscal Year 1998 as the interest earned on available funds was less than in the previous fiscal year.

        Fiscal Year 1997 Compared to Fiscal Year 1996.

        Fiscal Year 1997 net sales of $14,024,000 decreased by $3,983,000 (22%) from Fiscal Year 1996 sales of $18,006,000. The decrease was partly due to the anticipated technology phase out of a standard memory module, the 512k x 8, which contributed approximately $6,200,000 or 34% of Fiscal Year 1996 revenues. For Fiscal Year 1997, the 512K x 8 represented approximately $1,700,000 or 12% of total revenue. While revenues for this memory module declined, the Company generated approximately $760,000 in revenue from its high density new commercial plastic stacked products. Revenue from first generation products composed approximately 24% of revenue for Fiscal Year 1997 as compared to approximately 32% in Fiscal Year 1996. The decrease in first generation product sales was mainly due to the decrease in the SRAM memory prices that are used in this technology.

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

        Cost of sales for the Fiscal Year 1997, excluding the inventory write-down, caused by the decreasing price in DRAM memory, was $10,546,000 (75% of sales), as compared to cost of sales for Fiscal Year 1996 of $12,936,000 (72% of sales). The lower cost of sales for Fiscal Year 1996 can be attributed to greater operating efficiencies resulting from the higher level of sales in 1996. Additionally, for Fiscal Year 1997, depreciation expense increased by $560,000, as the first full year of depreciating tooling and capitalized engineering over a three year period was recognized as compared to 3-5 years in prior periods.

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

        Selling, general and administrative (SG&A) expenses increased by $543,000 (20%) from $2,779,000 in Fiscal Year 1996 to $3,322,000 in Fiscal Year
1997. The Fiscal Year 1996 SG&A expense included $186,500 related to the management bonus plan, whereas fiscal year 1997 had no management bonus expense. Excluding the management bonus expense, SG&A expense increased approximately $730,000 (26%) from Fiscal Year 1996 to Fiscal Year 1997. The increase in SG&A expense included increased administrative salaries and related costs of $285,000, increased sales and marketing costs of $195,000, additional costs with being listed on the National NASDAQ Market of approximately $80,000 and patent legal fees of $78,000. The increase in salaries and sales costs was due mainly to management recruiting, advertising, salaries for new personnel, outside sales representative commissions, and related expenses incurred in Fiscal Year 1997.

        During the fourth quarter of Fiscal Year 1997, the Company recognized other costs of approximately $961,000, as compared to no other costs in Fiscal Year 1996 consisting of a $336,000 write-off of technology and marketing rights, a $291,000 write-off of fixed assets, and severance costs of $334,000. The write-offs reflected a re-evaluation of the usefulness of certain assets in light of the Company's new business strategies, including an evaluation of expected future cash flows from those assets.

        Research and development expense increased $291,000 or 56% from $519,000 in Fiscal Year 1996 to $810,000 Fiscal Year 1997 due to continued work on the commercial plastic stack products. While the previous year was experiencing growth due to the 512K x 8 module sales, additional costs were spent during Fiscal Year 1997 on perfecting the commercial plastic stack. Research and development represented approximately 6% of sales for Fiscal Year 1997 as compared to 3% of sales for the previous fiscal year.

        Interest expense increased slightly, $16,000 or 6% from $243,000 in Fiscal Year to $259,000 in Fiscal Year 1997 due to several new equipment leases having a full year of interest expense. Interest income increased by $176,000 from $19,000 in Fiscal Year 1996 to $95,000 in Fiscal Year 1997 due to the interest earned on the net proceeds from the private placement in February 1996.

        In the fourth quarter of Fiscal Year 1997, the Company reversed $150,000 of a deferred tax benefit which had been recorded in Fiscal Year 1996 due to the uncertainty of the recoverability of such asset due to the loss incurred in Fiscal Year 1997.


Liquidity and Capital Resources

        The Company's primary sources of liquidity during fiscal year 1998 was cash from the $4.3 million net cash proceeds, from the sale of 900,000 shares of Common Stock in February 1996 which raised $4.3 million in net cash proceeds. Cash used in operating activities consisted of the loss for the fiscal year of approximately $1,960,000. Net cash provided by operating activities included $1,120,000 from depreciation and mortization, an overall decrease in inventory of $571,000 and a decrease in accounts receivable of $179,000. There was also an increase in accounts payable ($114,000).

        Cash used for investing activities consisted of approximately $330,000 of capitalized engineering labor and approximately $593,000 for the purchase of engineering and test equipment, computers, machinery and tooling. Additionally, the Company paid cash of $130,000 for certain assets associated with the purchase of assets of TypeHaus. The Company has no material commitments for capital expenditures in the fiscal year ending February 28, 1999.

        At February 28, 1998, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's assets, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

        The Company also has a loan from a Belgian bank due November 2000 which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semiannually. At February 28, 1998, the outstanding principal amount was $423,000. Principal and interest payments on this loan totaled $188,000 in Fiscal Year 1998.

        Despite a loss of $1,960,000 during Fiscal year 1998, the Company ended the fiscal year in a strong financial position. At February 28, 1998, the Company had cash of over $3.6 million, working capital of $5.8 million and a current ratio of 3.9 to 1.0. Management believes that this positive cash position, together with working capital, will be adequate to implement management's business plan and to meet the Company's foreseeable needs. See "Cautionary Statements."

Other Matters

        The Company is assessing the internal readiness of its computer systems for handling Year 2000 issues. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and believes that the cost of such actions will not be significant and will not have a material adverse effect on its financial condition or results of operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations.

        Recent Accounting Pronouncements in 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,: were issued and are effective for fiscal years beginning after December 15, 1997. In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition,: which supersedes SOP 91-1. The provisions of SOP 97-2 are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these pronouncements on its financial statements.


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

Uncertainty of Market Acceptance or Profitability of New Products

        The introduction of new products will require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production, the Company will have to make substantial investments in inventory and capital equipment or, as currently contemplated, the Company will have to out-source production to third parties. The Company has limited marketing capabilities and resources and is dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of its products. There can be no assurance that new products will achieve market acceptance, result in increased revenues, or be profitable.

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

Patent Rights

        The Company's ability to compete effectively is dependent on its proprietary know-how, technology and patent rights. The Company holds U.S. patents on certain aspects of its 3-D stacking technology and has applied for additional patents. There can be no assurance that the Company's patent applications will be approved, that any issued patents will afford the Company's products any competitive advantage or will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of the Company's future products.

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

Competition

        There are memory companies which are in the process of developing three-dimensional products, including Irvine Sensors, Staktek, Cubic Memory and Thompson CSF in France. Some of such companies have greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information set forth under the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held on August 14, 1998, is incorporated herein by reference.

ITEM 10: EXECUTIVE COMPENSATION

        The information set forth under the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the section entitled "Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The required information is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    PART IV.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The Exhibits listed below have been filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this annual report on Form 10-KSB. The Company will furnish a copy of any exhibit upon request but a reasonable fee will be charged to cover the Company's expense in furnishing such exhibit.

      Exhibit
        No.
      -------

        3.1 Articles of Incorporation, as amended which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

        3.2 By-laws, as amended which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988


        10.1 Letter dated December 4, 1990 from Kreidietbank regarding $1,270,000 loan as incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

        10.2 Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997 as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.

        10.3 1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.

        10.4 1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

        10.5 Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

        10.6 Loan Agreement and Security Agreement dated October 12, 1994 between the Company and Euroventures Benelux II B.V. and Trude
                C. Taylor as incorporated by reference to Registrant's Quarterly Report on Form l0-Q for the quarter ended November 30, 1994.

        10.7 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor as incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. (33-87704) filed on December 22, 1994.

        10.8 Warrant Agreement and Addendum to Loan Agreement effective as of October 23, 1995, between the Company and Euroventures Benelux II B.V., as incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.

        10.9 Management Bonus Plan for Fiscal Year 1997, as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.

        10.10 Amended and Restated Warrant Agreement between the Company and Euroventures Benelux II B.V. dated as of April 1, 1996.

        23.1    Independent Auditors' Consent

        27.1    Financial Data Schedule


(b)     Reports on Form 8-K

        The Company filed a current report on Form 8-K, date of report February 6, 1997, to report in Item 5 with respect to a press release issued on February 6, 1997. "Dense-Pac Microsystems New Chairman Outlines Management and Sales Restructuring".

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Date: May 28, 1998           DENSE-PAC MICROSYSTEMS, INC.


                                     By:  /s/  Aaron Uri Levy
                                          ------------------------------------
                                          Aaron Uri Levy
                                          Chairman of the Board,
                                          Chief Executive Officer and President

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            /s/ Aaron Uri Levy                                May 28, 1997
------------------------------------------------
Aaron Uri Levy, Director, Chairman of the Board,
                Chief Executive Officer
                and President
(Principal Executive Officer)


            /s/  William M. Stowell                           May 28, 1997
------------------------------------------------
William M. Stowell, Vice President-Finance
                    Chief Financial Officer
                    and Secretary
(Principal Financial and Accounting Officer)


            /s/  Roger Claes                                  May 28, 1997
------------------------------------------------
Roger Claes,  Director


            /s/  Robert Southwick                             May 28, 1997
------------------------------------------------
Robert Southwick, Director


            /s/  Trude C. Taylor                              May 28, 1997
------------------------------------------------
Trude C. Taylor, Director


            /s/  Lyle Jensen                                  May 28, 1997
------------------------------------------------
Lyle Jensen,  Director

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc.:


We have audited the accompanying consolidated balance sheets of Dense-Pac Microsystems, Inc. and subsidiary (the Company) as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dense-Pac Microsystems, Inc. and subsidiary as of February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
-----------------------------
Costa Mesa, California
May 11, 1998

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                         1998                 1997

ASSETS

CURRENT ASSETS:
Cash                                                                 $ 3,626,388          $ 4,660,769
Accounts receivable, net of allowance for doubtful accounts
  of $100,000 and $50,000 in 1998 and 1997, respectively               1,066,553            1,245,685
Inventories (Notes 1 and 2)                                            3,090,889            3,530,648
Prepaid expenses and other current assets                                141,538              122,988
                                                                     -----------          -----------

    Total current assets                                               7,925,368            9,560,090

PROPERTY, net (Notes 1, 3 and 4)                                       4,299,795            3,907,105

OTHER ASSETS                                                              14,360               14,360
                                                                     -----------          -----------

                                                                     $12,239,523          $13,481,555
                                                                     ===========          ===========


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 1998 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                                         1998                   1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 4)                           $    438,125           $    407,254
Accounts payable                                                        1,319,486              1,074,263
Accrued compensation                                                      240,595                636,455
Other accrued liabilities                                                 121,435                 73,048
                                                                     ------------           ------------

    Total current liabilities                                           2,119,641              2,191,020

NOTES PAYABLE DUE TO RELATED PARTIES (Note 5)                           1,900,000              1,900,000

LONG-TERM DEBT (Note 4)                                                   597,095                764,489

STOCKHOLDERS' EQUITY (Notes 5, 7, 9 and 11):
Common stock, no par value; authorized, 40,000,000 shares;
  issued and outstanding, 17,596,181 and 16,997,681 shares
  in 1998 and 1997, respectively                                       17,022,138             16,065,404
Accumulated deficit                                                    (9,399,351)            (7,439,358)
                                                                     ------------           ------------

    Total stockholders' equity                                          7,622,787              8,626,046
                                                                     ------------           ------------

                                                                     $ 12,239,523           $ 13,481,555
                                                                     ============           ============


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998
--------------------------------------------------------------------------------


                                                            1998                   1997

NET SALES (Notes 1 and 10)                             $ 13,463,560           $ 14,023,528

COST OF SALES (Note 1):
Cost of sales                                            10,612,912             10,546,101
Inventory write-down                                                             2,111,171
                                                       ------------           ------------


    Total cost of sales                                  10,612,912             12,657,272
                                                       ------------           ------------

GROSS PROFIT                                              2,850,648              1,366,256

COSTS AND EXPENSES (Notes 1, 6 and 11):
Selling, general and administrative                       3,474,984              3,321,741
Research and development                                  1,286,808                810,059
Other costs                                                                        961,147
                                                       ------------           ------------


      Total costs and expenses                            4,761,792              5,092,947
                                                       ------------           ------------

LOSS FROM OPERATIONS                                     (1,911,144)            (3,726,691)

OTHER EXPENSE (INCOME) (Notes 4 and 5):
Interest expense                                            170,657                258,823
Interest income                                            (123,408)              (195,001)
Loss on property disposal                                                          154,681
                                                       ------------           ------------


    Total other expense                                      47,249                218,503
                                                       ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                         (1,958,393)            (3,945,194)

INCOME TAX PROVISION (Note 8)                                 1,600                150,800
                                                       ------------           ------------

NET LOSS                                               $ (1,959,993)          $ (4,095,994)
                                                       ============           ============

BASIC AND DILUTED NET LOSS PER SHARE (Note 1)          $      (0.11)          $      (0.24)
                                                       ============           ============

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  BASIC AND DILUTED NET LOSS PER SHARE                   17,239,611             16,918,725
                                                       ============           ============


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998
--------------------------------------------------------------------------------

                                                            COMMON STOCK                                                 TOTAL
                                               -------------------------------------           ACCUMULATED           STOCKHOLDERS'
                                                    SHARES                AMOUNT                 DEFICIT                EQUITY

BALANCE, March 1, 1996                             16,748,831         $   15,795,004         $   (3,343,364)        $   12,451,640

Issuance of common stock upon
  exercise of stock options (Note 9)                  248,850                297,972                                       297,972
Additional issuance costs related to
  sale of common stock during fiscal 1997
  (Note 7)                                                                   (27,572)                                      (27,572)

Net loss                                                                                         (4,095,994)            (4,095,994)
                                               --------------         --------------         --------------         --------------


BALANCE, February 28, 1997                         16,997,681             16,065,404             (7,439,358)             8,626,046

Issuance of common stock upon
  exercise of stock options (Note 9)                  522,619                781,734                                       781,734
Issuance of common stock for acquisition               75,881                175,000                                       175,000

Net loss                                                                                         (1,959,993)            (1,959,993)
                                               --------------         --------------         --------------         --------------


BALANCE, February 28, 1998                         17,596,181         $   17,022,138         $   (9,399,351)        $    7,622,787
                                               ==============         ==============         ==============         ==============


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998
--------------------------------------------------------------------------------


                                                                                           1998                  1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(1,959,993)          $(4,095,994)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                          1,119,510             1,095,140
  Deferred income taxes                                                                                          150,000
  Loss on disposal of property                                                                                   154,681
  Write-off of property and technology and marketing rights                                                      627,154
  Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                                    179,132             2,329,137
    Inventories                                                                            439,759             1,620,458
    Prepaid expenses and other assets                                                      (18,550)              216,989
    Accounts payable                                                                       245,223              (494,644)
    Accrued compensation                                                                  (395,860)               63,956
    Other accrued liabilities                                                               48,387                11,066
                                                                                       -----------           -----------

      Net cash (used in) provided by operating activities                                 (342,392)            1,677,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                        (922,671)           (1,395,168)
Cash paid for acquisition                                                                 (130,000)
                                                                                       -----------           -----------

      Net cash used in investing activities                                             (1,052,671)           (1,395,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                      (421,052)             (472,246)
Net proceeds from issuance of common stock                                                 781,734               270,400
                                                                                       -----------           -----------

      Net cash provided by (used in) financing activities                                  360,682              (201,846)
                                                                                       -----------           -----------


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                           1998                  1997

NET (DECREASE) INCREASE IN CASH                                                        $(1,034,381)          $    80,929

CASH, beginning of year                                                                  4,660,769             4,579,840
                                                                                       -----------           -----------

CASH, end of year                                                                      $ 3,626,388           $ 4,660,769
                                                                                       ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
    Interest                                                                           $   174,072           $   223,105
                                                                                       ===========           ===========
    Income taxes                                                                       $       800           $       800
                                                                                       ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of property for note payable                                               $   284,529           $   442,536
                                                                                       ===========           ===========
Acquisition of property under capital leases                                                                 $    88,468
                                                                                                             ===========

DETAIL OF BUSINESS ACQUIRED IN
  PURCHASE BUSINESS COMBINATION -
On September 8, 1997, the Company acquired certain assets of TypeHaus, Inc.
A summary of the transaction is as follows:
  Tangible assets acquired                                                             $   245,000
  Intangible assets acquired                                                                60,000
  Common stock issued                                                                     (175,000)
  Cash paid for acquisition                                                               (130,000)
                                                                                       -----------

  Liabilities assumed                                                                  $        --
                                                                                       ===========


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998
--------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations - Dense-Pac Microsystems, Inc. (Dense-Pac or the Parent Company), a California corporation, and its wholly-owned subsidiary, TypeHaus, Inc. (together, the Company), designs and manufactures proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government. The Company grants credit to customers included in the military, aerospace and a variety of commercial industries.

        In September 1997, Dense-Pac acquired substantially all of the assets of TypeHaus, Inc. for $305,000, consisting of $130,000 in cash and $175,000 in common stock of Dense-Pac. TypeHaus, Inc. was a privately-held Texas corporation providing printer media devices, printer memory and electronic laser printer products to a variety of OEM customers. TypeHaus also supplied custom memory subsystems and support software for OEM manufacturers of laser printers. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to tangible assets acquired ($245,000), and a covenant not-to-compete ($60,000).

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Dense-Pac Microsystems, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

        Fair Value of Financial Instruments - The Company's balance sheets includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company considers the carrying value of cash, accounts receivable, accounts payable and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company believes the carrying value of its long-term debt approximates its fair value or the interest rate approximates a rate the Company could obtain under similar terms at the balance sheet date. Based on borrowing rates currently available to the Company for loans with similar terms, the fair value of notes payable to related parties at February 28, 1998 is approximately $1,774,000.

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

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------


        SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

        Property - Property is stated at cost less accumulated depreciation and amortization (Note 3). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to twelve years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease. Direct costs associated with the development of software and test boards used for internal product testing are capitalized and amortized on a straight-line basis over three years. During the fourth quarter of fiscal year 1997, certain property with a net book value of $290,898 was written off in accordance with SFAS No. 121 as a result of a decrease in the expected sales of products to which the property is related. This amount has been included in other costs in the accompanying financial statements.

        Technology and Marketing Rights - During the fourth quarter of fiscal year 1997, the remaining unamortized marketing and technology rights were written off. A decrease in the expected volume of the related products being sold into the European market resulted in the write-off of $336,256, which is included in other costs in the accompanying financial statements.

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

        Income Taxes - Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes.

        Earnings (Loss) Per Share - In February 1998, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS No. 128.

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------


        Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented. For fiscal 1998 and 1997, common equivalent shares have been excluded from the computation, as their effect was antidilutive.

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

        Significant Concentrations - The semiconductor industry is highly cyclical and has been subject to significant downturns, at various times, that have been characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for products is dependent on industrywide demand and capacity, and such prices have historically been subject to rapid change.

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

        New Pronouncements - For fiscal 1999, the Company will adopt SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosures About Pensions and Other Post Retirement Benefits. The Company is reviewing the impact of such statements on its financial statements.

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------


        Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.


2.      INVENTORIES

        Inventories consist of the following:

                                                                            1998                  1997

                 Raw materials                                           $ 1,054,503           $   772,615
                 Work-in-process                                           1,284,282             2,022,493
                 Finished goods                                              752,104               735,540
                                                                         -----------           -----------

                 Total inventories                                       $ 3,090,889           $ 3,530,648
                                                                         ===========           ===========


3       PROPERTY

        Property consists of the following:

                                                                            1998                  1997

                 Machinery and equipment                                 $ 6,091,272           $ 4,818,590
                 Furniture and fixtures                                      175,837               151,864
                 Leasehold improvements                                      357,515               300,980
                 Computer software and equipment financed
                   under capital leases                                       88,468               177,952
                                                                         -----------           -----------

                                                                           6,713,092             5,449,386
                 Less accumulated depreciation and amortization           (2,413,297)           (1,542,281)
                                                                         -----------           -----------

                 Property, net                                           $ 4,299,795           $ 3,907,105
                                                                         ===========           ===========

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

4.      LONG-TERM DEBT

        Long-term debt consists of the following:


                                                                                  1998                 1997
     Note payable to bank, collateralized by substantially all of the Company's assets, payable in 20 semi-annual principal
       payments - four of $35,288 and 16 of $70,553, plus interest commencing in July 1991; interest rate determined as LIBOR
       rate on payment dates, plus 2%                                         $   423,318           $   564,424

     Notes payable to finance company, collateralized by fixed
       assets, bearing interest at rates ranging from 8.5% to 10.1%, payable in monthly installments of principal and interest,
       maturing at various dates through April 1999                               555,921               520,686

     Obligations under capital leases, bearing interest at rates ranging from 11.1% to 14.6%, maturing at various dates
       through May 2001                                                            55,981                86,633
                                                                              -----------           -----------

                                                                                1,035,220             1,171,743
     Less current portion of other long-term debt                                (438,125)             (407,254)
                                                                              -----------           -----------

                                                                              $   597,095           $   764,489
                                                                              ===========           ===========

Long-term debt at February 28, 1998 matures as follows:


Fiscal year ending:
  1999                                                                                             $   438,125
  2000                                                                                                 350,463
  2001                                                                                                 242,480
  2002                                                                                                   4,152
                                                                                                   -----------
                                                                                                   $ 1,035,220
                                                                                                   ===========


        Interest expense related to long-term debt was $170,657 and $160,823 for fiscal years 1998 and 1997, respectively.

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

5.      RELATED-PARTY BORROWINGS

        On October 12, 1994, the Company entered into a loan agreement with related parties, whereby the Company could borrow up to $2,000,000, with interest at 8% per annum, due on October 12, 1999. The Company borrowed $1,200,000 against such agreement in October 1994 and $800,000 in November 1994 ($100,000 was repaid in fiscal 1996). In November 1994, in conjunction with the loan agreement, the Company issued five-year warrants to purchase 1,000,000 shares of the Company's common stock at $2.00 per share. In October 1995, all the warrants were exercised and the Company issued 1,000,000 shares of common stock.

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

        Under the terms of the warrant agreement, if at any time after April 1, 1996 the Company sells any common stock, other than pursuant to employee benefit plans or warrants outstanding as of April 1, 1996, at a price that is less than $7.00 per share, the exercise price of the warrants is subject to adjustment. At February 28, 1997, all the warrants were outstanding and exercisable. In connection with the acquisition of TypeHaus (Note 1), the Company obtained a one-time waiver from the related parties regarding the price adjustment of the outstanding warrants.

        Interest expense related to related-party borrowings was $94,000 and $98,000 for fiscal years 1998 and 1997, respectively.


6.      COMMITMENTS AND CONTINGENCIES

        The Company leases its office and manufacturing facility under an operating lease arrangement that expires on January 31, 2001. The facility lease requires additional payments for property taxes, insurance and maintenance costs. The following table summarizes the future minimum payments under the Company's operating leases at February 28, 1998:


          1999                                              $  141,041
          2000                                                 145,822
          2001                                                 133,670
                                                            ----------
                 Total future minimum lease payments        $  420,533
                                                            ==========

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

        Rent expense relating to the operating lease was approximately $150,000 and $162,000 for fiscal years 1998 and 1997, respectively.

        The Company, in the normal course of business, is subject to various legal matters. However, management believes that none of these matters will have an adverse effect on the Company's financial statements.


7.      STOCKHOLDERS' EQUITY

        In February 1996, the Company raised $4,297,200, net of offering costs, from the sale of 900,000 shares of common stock at $5.00 per share to private investors. During fiscal year 1997, additional offering costs of $27,572 were incurred related to such financing.

        In January 1995, the Company issued warrants to purchase 12,000 shares of the Company's common stock at $2.25 per share, as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,000 warrants each in six-month intervals commencing July 1, 1995, provided that the vendor's services are still being utilized by the Company. Each installment is exercisable for a period of 32 months. At February 28, 1998, 3,000 warrants had lapsed and 9,000 warrants were outstanding and exercisable.

        In March 1996, the Company issued additional warrants to purchase 15,000 shares of the Company's common stock at $7.00 per share to the same vendor as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,750 warrants each in one-year intervals commencing March 18, 1997, provided that the services are still being utilized by the Company. During fiscal 1998, the Company terminated its relationship with the vendor. No warrants were exercised as a result of this agreement.


8.      INCOME TAXES

        The income tax provision consists of the following:


                                                   1998                    1997
Current:
  Federal                                         $   --                  $   --
  State                                            1,600                     800
                                                  ------                  ------
                                                   1,600                     800

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                 1998                   1997
Deferred:
  Federal                                    $(1,053,430)           $(1,303,219)
  State                                         (191,952)              (393,316)
                                             -----------            -----------

                                              (1,245,382)            (1,696,535)
Change in valuation allowance                  1,245,382              1,846,535
                                             -----------            -----------

Total net change for deferrals                                           150,000
                                             -----------            -----------

Total income tax provision                   $     1,600            $   150,800
                                             ===========            ===========


        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28:


                                                                    1998                  1997
Deferred tax assets:
  Inventories                                                   $   152,919           $   239,422
  Other reserves                                                     84,238               174,842
  State taxes                                                           272                   272
  Net operating loss carryforwards, general business
    credit carryforwards and AMT credit carryforwards             4,393,971             3,023,441
                                                                -----------           -----------

Total gross deferred assets                                       4,631,400             3,437,977
Deferred tax liability - depreciation and amortization             (185,729)             (237,688)
                                                                -----------           -----------

                                                                  4,445,671             3,200,289
Valuation allowance                                              (4,445,671)           (3,200,289)
                                                                -----------           -----------

Net deferred income taxes                                       $        --           $        --
                                                                ===========           ===========


        As of February 28, 1998, a valuation allowance of $4,445,671 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

        Additionally, at February 28, 1998, approximately $661,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid-in capital, if realized.

        A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:


                                                           1998           1997
Statutory rate                                             (35)%          (35)%
Valuation allowance                                         34             38
Other                                                        1              1
                                                           ----           ----
                                                             0%             4%
                                                           ====           ====


        As of February 28, 1998, the Company had federal and state net operating loss carryforwards of $10,997,000 and $3,838,000, respectively. The federal net operating losses begin to expire in 2002, while the state net operating losses begin to expire in 1999. As of February 28, 1998, the Company had federal and state tax credit carryforwards of $268,000 and $260,000, respectively. The federal tax credits begin to expire in 2006, while the state tax credits begin to expire in 2004.


9.      EMPLOYEE STOCK OPTION PLAN

        At February 28, 1998, options to purchase 380,144 shares of the Company's common stock were outstanding under the Company's 1985 Stock Option Plan, of which options to purchase 318,682 shares were exercisable. Options issued under this plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1998, no shares were available for future grants under the Plan.

        In January 1996, the Company adopted the 1996 Stock Option Plan. Under the terms of the Plan, options to purchase 2,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors and consultants.

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

        At February 28, 1998, options to purchase 1,522,100 shares of the Company's common stock were outstanding under the 1996 Stock Option Plan, of which options to purchase 393,158 shares were exercisable. Options issued under this Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1998, 477,900 shares were available for future grants under the Plan.

        A summary of activity for the stock option plans is as follows:


                                                                              WEIGHTED
                                                                              AVERAGE
                                                           NUMBER OF          EXERCISE
                                                            SHARES             PRICE
OUTSTANDING, March 1, 1996                                 1,355,050           $2.37
  Granted (weighted average fair value of $1.18)           1,382,800           $2.27
  Exercised                                                 (248,850)          $1.20
  Canceled                                                  (399,000)          $5.75
                                                          ----------

OUTSTANDING, February 28, 1997                             2,090,000           $1.79

  Granted (weighted average fair value of $1.19)             698,000           $2.39
  Exercised                                                 (522,619)          $1.50
  Canceled                                                  (363,137)          $2.26
                                                          ----------

OUTSTANDING, February 28, 1998                             1,902,244           $2.01
                                                          ==========


        Additional information regarding options outstanding as of February 28, 1998 is as follows:


                                              OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               -------------------------------------------------        ------------------------------
                                               WEIGHTED AVERAGE         WEIGHTED                             WEIGHTED
          RANGE OF                                 REMAINING            AVERAGE                               AVERAGE
          EXERCISE                NUMBER          CONTRACTUAL           EXERCISE          NUMBER              EXERCISE
           PRICES              OUTSTANDING        LIFE (YEARS)           PRICE          EXERCISABLE            PRICE
        -------------          -----------    -------------------       --------        -----------          ---------
        $0.24 - $1.00               1,250             4.2                $0.81             1,250               $0.81
        $1.00 - $2.00             776,269             8.0                $1.40           316,682               $1.51
        $2.00 - $3.00           1,022,725             8.5                $2.34           392,908               $2.39
        $3.00 - $4.41             102,000             9.8                $3.28             1,000               $4.41
                                ---------                                                -------
                                1,902,244                                                711,840
                                =========                                                =======

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:


                                                                                       FOR OPTIONS
                                                                                      GRANTED DURING:
                                                                             ---------------------------------
     ASSUMPTIONS                                                                 1998                  1997

     Expected life, following vesting (months)                                        42                    42
     Stock volatility                                                              65.00%                85.00%
     Risk-free interest rate                                                        5.50%                 6.06%
     Dividends during the expected term                                             None                  None


        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period the awards, results would have been as follows:


                                                                                 1998                  1997
     Net loss as reported                                                    $(1,959,993)          $(4,095,994)
     Pro forma net loss                                                      $(2,593,063)          $(4,576,308)
     Pro forma net loss per share:
       Basic and diluted                                                     $     (0.15)          $     (0.27)

DENSE-PAC MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED FEBRUARY 28, 1998 (CONTINUED)
--------------------------------------------------------------------------------

        The impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will be applicable to all stock options.


10.     CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

        The Company had export sales (primarily to Western European customers) accounting for approximately 15% and 23% of net sales for fiscal years 1998 and 1997, respectively.


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

        The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $45,525 and $47,800 to the 401(k) plan during fiscal years 1998 and 1997, respectively.

        The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. No profit sharing expense was recorded in fiscal years 1998 and 1997.

EXHIBIT INDEX
-------------

10.10 Amended and Restated Warrant Agreement between the Company and Euroventures Benelux II B.V. dated as of April 1, 1996.

21.1 Subsidiaries of the Company - TypeHaus, Inc., incorporated in California on September 8, 1997.

23.1    Independent Auditors' Consent

27.1    Financial Data Schedule