Form 10QSB
period 1998-03-31
DENSE PAC MICROSYSTEMS INC
filed 1998-07-14
CIK 784770

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            CALIFORNIA                                      33-0033759
  (State or other Jurisdiction of                         (IRS Employer
   Incorporation or Organization)                       Identification No.)

                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                   ( Address of Principal Executive Offices )
                                 (714) 898-0007
               ( Issuer's Telephone Number, Including Area Code )

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

                            YES [X]      NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        The number of shares of common stock, no par value, outstanding as of July 10, 1998 was 17,759,800.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          DENSE-PAC MICROSYSTEMS, INC.
                           Consolidated Balance Sheet


                                                         May 31,              February 28,
                                                          1998                    1998
                                                       ------------           ------------
                                                       (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                          $  2,763,542           $  3,626,388
    Accounts receivable, net                              1,408,996              1,066,553
    Inventories                                           3,013,587              3,090,889
    Prepaid expenses and other current assets               153,275                141,538
                                                       ------------           ------------

        Total current assets                              7,339,400              7,925,368

Property, net                                             4,285,234              4,299,795

Other assets                                                 14,360                 14,360
                                                       ------------           ------------
                                                       $ 11,638,994           $ 12,239,523
                                                       ============           ============

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt                       428,420                438,125
    Accounts payable                                      1,069,142              1,319,486
    Accrued compensation                                    220,527                240,595
    Other accrued liabilities                               136,810                121,435
                                                       ------------           ------------
                                                                              ............
          Total current liabilities                       1,854,899              2,119,641
                                                       ------------           ------------

Note payable to related parties                           1,900,000              1,900,000
                                                       ------------           ------------

Other long-term debt                                        552,250                597,095
                                                       ------------           ------------

Stockholders' equity
    Common stock                                         17,405,667             17,022,138
    Accumulated deficit                                 (10,073,822)            (9,399,351)
                                                       ------------           ------------

         Total stockholders' equity                       7,331,845              7,622,787
                                                       ------------           ------------

                                                       $ 11,638,994           $ 12,239,523
                                                       ============           ============


See accompanying notes to the consolidated financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                      For the quarter ended
                                                                  May 31,               May 31,
                                                                   1998                   1997
                                                               ------------           ------------
Net Sales                                                      $  2,204,698           $  3,448,709

Cost of Sales                                                     1,742,228              3,010,531
                                                               ------------           ------------

       Gross Profit                                                 462,470                438,178
                                                               ------------           ------------

 Costs and Expenses:
   Selling, general and administrative                              780,923                966,257
    Research and development                                        328,476                154,071
                                                               ------------           ------------


Loss from operations                                               (646,929)              (682,150)
                                                               ------------           ------------


Other expense  (income):
    Interest expense                                                 58,854                 60,657
    Interest income                                                 (33,712)               (40,306)
                                                               ------------           ------------

Total other expense                                                  25,142                 15,351

Loss before income taxes                                           (672,071)              (697,501)

Income tax provision                                                  2,400                    800
                                                               ------------           ------------

Net loss                                                       $   (674,471)          $   (698,301)
                                                               ============           ============


Basic and diluted loss per share                               $      (0.04)          $      (0.04)
                                                               ============           ============



Basic and diluted weighted average shares outstanding            17,800,000             17,006,000
                                                               ============           ============


See accompanying notes to consolidated financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                                  For the three months ended
                                                                May 31,               May 31,
                                                                 1998                  1997
                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (674,471)         $   (698,301)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                   286,307               265,700

Changes in operating assets and liabilities:
     Accounts receivable                                         (342,443)             (586,160)
     Inventories                                                   77,302               (20,741)
     Other current assets                                         (11,737)              (61,100)
      Other assets
     Accounts payable                                            (250,342)              355,177
     Accrued compensation                                         (20,068)              (24,277)
     Accrued liabilities                                           15,375               133,302
                                                             ------------          ------------

Net cash used in operating activities:                           (920,079)             (636,400)
                                                             ------------          ------------

CASH USED IN INVESTING ACTIVITIES:
Property additions                                               (271,746)             (209,404)
                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                        (54,550)              (89,770)
Proceeds from issuance on other long-term debt
Proceeds from issuance of common stock                            383,529                19,074
                                                             ------------          ------------

Net cash provided by (used in) financing activities               328,979               (70,696)
                                                             ------------          ------------
                                                                                   ............
NET DECREASE IN CASH                                             (862,846)             (916,500)

CASH AT BEGINNING OF YEAR                                       3,626,388             4,660,769
                                                             ------------          ------------

CASH AT END OF QUARTER                                       $  2,763,542          $  3,744,269
                                                             ============          ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                $     46,854          $     46,347
                                                             ============          ============

Income taxes paid                                            $      2,400          $        800
                                                             ============          ============


See accompanying notes to the consolidated financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc. a California corporation, ("Dense-Pac" or the "Parent Company"), and its wholly-owned subsidiary, TypeHaus, Inc., a Texas corporation (together, the "Company"), is a technology company that specializes in designs and automated manufacturing of proprietary and patented three-dimensional high density memory products, printer media devices, printer memory, electronic laser printer products, custom memory subsystems, development of support software for OEM manufacturers of laser printers and Internet commerce solutions. The Company's web site is at www.dense-pac.com. CommercePac, a division of Dense-Pac provides internet commerce solution for businesses and retail operations. Their web site is at www.commercepac.com.


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC")under
Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 1998 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 filed with the SEC.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of May 31, 1998, and the results of its operations and its cash flows for the quarters ended May 31, 1998 and 1997. Results for the interim period are not necessarily indicative of those to be expected for the full year.


NOTE 3 - Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning March 1, 1998. The Company had no items of other comprehensive income, as defined, for the three months ended March 31, 1998 or 1997. The Company will also adopt in fiscal 1999, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statement on its financial statements.


NOTE 4 - Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant and that this will not result in a material adverse effect on the Company's business, operating results or financial condition. The Company is currently evaluating its vendors for their Year 2000 compliancy and believes that it will not result in a material adverse effect on the Company's business.

NOTE 5 - In October 1994, the Company borrowed $2,000,000 from a principal shareholder and director evidenced by a five year, interest only, eight percent note (the "Note"). The Note is secured by all of the Company's assets. As consideration for the loan, the Company issued 1,000,000 warrants exercisable for five years at $2.00 per share for common stock of the

Company. The warrants were callable when the Company's stock reached a trading price of $4.50 for twenty consecutive days. On September 25, 1995, the Company called the warrants. On October 23, 1995, the Company received $1,900,000 for the exercise of the warrants and extinguished debt for $100,000.

In conjunction with the exercise of the warrants the Company re-negotiated the interest rate on the Note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the common stock of the Company at $7.00 per share. At May 31, 1998, all of the warrants were outstanding and exercisable.

NOTE 6 - The following table summarizes stock option activity under the Dense-Pac's 1985 and 1996 Stock Option Plan for the three months ended May 31, 1998:


                                         Number of              Price per Share         Number of
                                          Shares                                    Options Exercisable
                                        ----------             -----------------    -------------------
      Balance, February 28, 1998        1,902,244              $ .24  -  $ 4.41           711,840
                    Granted               225,000               1.89  -    2.00           =======
                    Exercised            (163,619)              1.59  -    2.875
                    Canceled              (77,100)              2.03  -    2.875
                                        ---------              -----------------          -------
      Balance, May 31, 1998             1,886,525              $ .81  -  $ 4.41           580,698
                                        =========              ================           =======


ITEM 2 Managements' Discussion and Analysis or Plan of Operations

RESULTS  OF OPERATIONS

        Net sales for the quarter ended May 31, 1998 decreased $ 1,244,011 or 36% compared to the quarter ended May 31, 1997. The sales decrease can be attributed to the decreasing prices of memory components in the world-wide market. During the period from June 1, 1997 to May 31, 1998, prices of components that the Company uses for production of its memory related products has experienced price decreases in the range of 50%, depending on the product and type of memory product. For the quarter ended May 31, 1998, the total number of units shipped increased by approximately 32% as compared to the same quarter in the previous year. Of the revenue shipped during the first quarter, $ 284,505 was generated from the Company's wholly-owned subsidiary, TypeHaus, which Dense-Pac had purchased in September 1997.

        Cost of sales as a percentage of sales decreased from 87% for the quarter ended May 31, 1997, to 79% for the quarter ended May 31, 1998. The decrease in the cost of sales as a percentage of sales was due primarily to the product mix shipped during the quarters and the contribution to sales from the wholly-owned subsidiary, TypeHaus. The products sold by TypeHaus typically have a higher gross margin. Material cost for the quarter ended May 31, 1998 decreased by 19% percent compared to the same quarter in the previous year. This decrease was due to the mix of products sold, as more product was shipped to military contracts which typically is higher margin business.

        Selling, general and administrative expenses decreased in the first quarter of the fiscal year ending February 28, ( "Fiscal 1999" ) by $185,334 or 19% compared to the first quarter of the prior fiscal year. The decrease was attributable to a decrease of approximately $85,000 in recruitment, relocation and travel expenses that were recognized in the first quarter of the prior year. Additionally, commission expenses decreased by approximately $172,000 from the previous comparable quarter due to the decrease in overall revenue. This decrease in selling, general and administrative expenses was partially offset by an increase in costs associated with Investor Relations and patent fees for new patents that the Company is obtaining.

        For the quarter ended May 31, 1998, research and development costs increased by $174,405 or 113% from the same quarter in the previous fiscal year. The increase for the quarter was due to a significant increase in research and development efforts for new stacking technology and the development of products associated with the commercial plastic stacking technology. The Company also continued to develop other new military and commercial products.


LIQUIDITY  AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the first quarter of Fiscal 1999 was $4.3 million cash from the private placement of stock completed in February 1996. The proceeds from the private placement completed in February 1996, appear to be sufficient to meet the Company's cash needs for the foreseeable future.

        Net cash used in operations was approximately $920,000 during the first quarter of Fiscal 1999. A majority of the cash used in operations resulted from the loss for the quarter of $674,471. During the quarter, accounts receivable increased by approximately $340,000 and accounts payable decreased by approximately $250,000. The Company also received approximately $ 383,000 in proceeds from the issuance of stock options from the employee stock option plan in the first quarter of Fiscal 1999 which contributed to the cash provided by financing activities.

        The Company purchased approximately $270,000 new equipment during the first quarter of Fiscal 1999. The Company does not expect to have any additional major equipment purchases for the remainder of the year. The Company expects the new purchases will be made through the use of credit facilities.

        At May 31, 1998, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's asset's, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery. The Company has begun the process of re-negotiating this loan with the major shareholder in order to extend the due date beyond the October 1999 due date. It is undetermined whether the Company will be successful in re-negotiating this loan and the Company has not determined the effects on its working capital if the loan is not able to be extended beyond the October 1999 due date.

        The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At May 31, 1998, the outstanding principal balance was $423,318.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

        Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998.



                          PART II. - OTHER INFORMATION

        ITEM  6    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                     Exhibit  27 - Financial Data Schedule

               (b)  Reports on Form 8-K  -  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          DENSE-PAC MICROSYSTEMS, INC.



        July 13, 1998                             /s/ Aaron Uri Levy
-------------------------------           -------------------------------------
Date                                      Aaron Uri Levy, Chairman of the Board
                                                 and Chief Executive Officer


        July 13, 1998                             /s/ William M. Stowell
-------------------------------           -------------------------------------
Date                                      William M. Stowell,
                                          Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT NO.                     DESCRIPTION
       -----------                     -----------
           27                          Financial Data Schedule