Form 10QSB
period 1998-08-31
DENSE PAC MICROSYSTEMS INC
filed 1998-10-14
CIK 784770

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

                      YES    [X]                     NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, no par value, outstanding as of September 30, 1998 was 17,759,800.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

-------------------------------------------------------------------------------
                                                               TOTAL PAGES:  12

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                             August 31,        February 28,
                                               1998               1998
                                           ------------       ------------
                                           (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents              $  1,344,368       $  3,626,388
    Accounts receivable, net                  1,426,092          1,066,553
    Inventories                               2,355,904          3,090,889
    Other current assets                        123,332            141,538
                                           ------------       ------------

        Total current assets                  5,249,696          7,925,368

Property, net                                 3,715,540          4,299,795

Other assets                                     14,360             14,360
                                           ------------       ------------
                                           $  8,979,596       $ 12,239,523
                                           ============       ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Current portion of long-term debt           405,923            438,125
    Accounts payable                          1,312,200          1,319,486
    Accrued compensation                        168,767            240,595
    Other accrued liabilities                   147,790            121,435
                                           ------------       ------------
          Total current liabilities           2,034,680          2,119,641
                                           ------------       ------------

Note payable to related parties               1,900,000          1,900,000
                                           ------------       ------------

Other long-term debt                            429,677            597,095
                                           ------------       ------------


Stockholders' equity
    Common stock                             17,405,667         17,022,138
    Accumulated deficit                     (12,790,428)        (9,399,351)
                                           ------------       ------------

         Total stockholders' equity           4,615,239          7,622,787
                                           ------------       ------------

                                           $  8,979,596       $ 12,239,523
                                           ============       ============



See accompanying note to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                           and Consolidated Subsidiary
                              Summary of Operations
                                   (Unaudited)

                                                For the quarter ended                     Six months ended
                                             August 31,         August 31,         August 31,         August 31,
                                               1998               1997               1998                1997
                                            ------------       ------------       ------------       ------------
NET SALES                                   $  2,775,525       $  4,571,050       $  4,980,223       $  8,019,759

COST OF SALES
   Cost of sales                               3,149,496          2,848,729          4,891,724          5,859,260
   Inventory write-down                          773,954                               773,954
                                            ------------       ------------       ------------       ------------
        Total cost of sales                    3,923,450          2,848,729          5,665,678          5,859,260

GROSS PROFIT (LOSS)                           (1,147,925)         1,722,321           (685,455)         2,160,499

COSTS AND EXPENSES:
   Selling, general and administrative           835,037            907,954          1,615,960          1,874,211
   Research and development                      326,553            314,441            655,029            468,512
   Other costs                                   372,447                               372,447
                                            ------------       ------------       ------------       ------------
       Total costs and expenses                1,534,037          1,222,395          2,643,436          2,342,723

INCOME (LOSS) FROM OPERATIONS                 (2,681,962)           499,926         (3,328,891)          (182,224)
                                            ------------       ------------       ------------       ------------


OTHER EXPENSE (INCOME)
    Interest expense                              70,897             34,771            129,751             95,428
    Interest income                              (36,253)           (42,047)           (69,965)           (87,353)
                                            ------------       ------------       ------------       ------------
Total other expense (income)                      34,644             (7,276)            59,786              8,075

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION                                (2,716,606)           507,202         (3,388,677)          (190,299)

INCOME TAX PROVISION                               2,400                 --                800                800
                                            ------------       ------------       ------------       ------------

NET INCOME (LOSS)                           $ (2,719,006)      $    507,202       $ (3,389,477)      $   (191,099)
                                            ============       ============       ============       ============

BASIC AND DILUTED NET INCOME
 (LOSS) PER SHARE                                 ($0.15)             $0.03             ($0.19)            ($0.01)
                                            ============       ============       ============       ============


WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC AND
 DILUTED NET INCOME (LOSS) PER
 SHARE                                        17,732,000         17,291,000         17,740,000         17,036,000
                                            ============       ============       ============       ============

See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                           For the six months ended
                                                          August 31,        August 31,
                                                            1998              1997
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(3,391,077)      $  (191,099)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
  Depreciation and amortization                              574,873           533,300
  Write-off of fixed assets                                  373,196

Changes in operating assets and liabilities:
     Accounts receivable                                    (359,539)         (537,708)
     Inventories                                             734,985         1,151,043
     Other current assets                                     18,206           (42,628)
     Other assets
     Accounts payable                                         (7,286)         (388,137)
     Accrued compensation                                    (71,828)         (247,460)
     Accrued liabilities                                      26,355           112,187
                                                         -----------       -----------

Net cash (used in) provided by operations                 (2,102,115)          389,498
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                          (363,814)         (354,707)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                  (199,620)         (224,731)
Proceeds from issuance on other long-term debt
Proceeds from issuance of common stock                       383,529            57,187
                                                         -----------       -----------

Net cash provided by (used in) financing activities          183,909          (167,544)
                                                         -----------       -----------

NET DECREASE IN CASH                                      (2,282,020)         (132,753)

CASH AT BEGINNING OF YEAR                                  3,626,388         4,660,769
                                                         -----------       -----------

CASH AT END OF QUARTER                                   $ 1,344,368       $ 4,528,016
                                                         ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $   129,751       $    95,428
                                                         ===========       ===========

Income taxes paid                                        $     2,400       $       800
                                                         ===========       ===========




See accompanying notes to condensed financial statements.

                                 DENSE-PAC MICROSYSTEMS, INC.
                           CONDENSED NOTES TO FINANCIAL STATEMENTS
                                         (UNAUDITED)


NOTE 1 - Dense-Pac Microsystems, Inc., a California corporation, ("Dense-Pac" or the "Parent Company") and its wholly-owned subsidiary, TypeHaus, Inc., a Texas corporation (together, the "Company"), is a technology company that specializes in designs and automated manufacturing of proprietary and patented three-dimensional high density memory products, printer media devices, printer memory, electronic laser printer products, custom memory subsystems, development of support software for OEM manufacturers of laser printers and Internet commerce solutions. The Company's web site is a www.dense-pac.com. CommercePac, a division of Dense-Pac provides internet commerce solutions for businesses and retail operations. Its web site is at www.commercepac.com.


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 1998 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of August 31, 1998, and the results of operations and its cash flows for the quarters ended August 31, 1998 and 1997. Results for the interim period are not necessarily indicative of those to be expected for the full year.


NOTE 3 - Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning March 1, 1998. The Company had no items of other comprehensive income, as defined, for the three months ended August 31, 1998 or 1997, or for the six month ended August 31, 1998 or 1997. The Company will adopt in fiscal 1999, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statement on its financial statements.


NOTE 4 - Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant and that this will not result in a material adverse effect on the Company's business, operating results or financial condition. The Company is currently evaluating its vendors for their Year 2000 compliance and believes that it will not result in a material adverse effect on the Company's business.


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

In conjunction with the exercise of the warrants, the Company re-negotiated the interest rate on the $1,800,000 note to a rate of 5% per annum. In connection with the amended loan agreement, the Company issued four year warrants to purchase 375,000 shares of the Company stock at $7.00 per share. At August 31, 1998, all of the warrants were outstanding and exercisable.


NOTE 6 - The following table summarizes stock option activity under the Dense-Pac's 1985 and 1996 Stock Option Plan for the six months ended August 31, 1998:

                                Number of      Price per              Number of
                                 Shares          Share           Options Exercisable
                                ---------      ----------        -------------------
Balance, February 28, 1998      1,902,244      $.24-$4.41             711,840
                                                                      =======
              Granted             352,000      1.89- 2.00
              Exercised          (163,619)     1.59- 2.875
              Canceled           (576,900)     1.25- 3.78

Balance, August 31, 1998        1,513,725      $.81-$4.41             716,195
                                =========      ==========             =======


NOTE 7 - The following table is a reconciliation of the loss and share amounts used in the calculation of basic loss per share and diluted loss per share for the three and six month periods ended August 31, 1998.

                                                                                               Per
                                                      Net                                      Share
                                                     Loss                 Shares              Amount
                                                  -----------           ----------            ------
Three months ended August 31, 1998
      Basic loss per share                        $(2,719,000)          17,732,000             ($0.15)
      Effect of dilutive stock options                                           0
                                                  -----------           ----------              -----
                                                  $(2,719,000)          17,732,000             ($0.15)
                                                  ===========           ==========              =====

Six months ended August 31, 1998
      Basic loss per share                        $(3,389,000)          17,740,000             ($0.19)
      Effect of dilutive stock options                                           0
                                                  -----------           ----------              -----
                                                  $(3,389,000)          17,740,000             ($0.19)
                                                  ===========           ==========              =====

The weighted average shares outstanding during the three and six month periods ended August 31, 1998 was 17,732,000 and 17,740,000, respectively. Options to purchase shares of common stock during these periods were below the current market price and therefor not included in the calculation of weighted outstanding shares and dilutive stock options. Warrants to purchase share during theses period were below the current market price and therefor were not included in the above calculations.


ITEM 2 - Management's Discussion and Analysis or Plan of Operations


RESULTS  OF OPERATIONS

             Net sales for the quarter ended August 31, 1998, decreased $1,795,525 or 39% compared to the quarter ended August 31, 1997. For the six months ended August 31, 1998, sales decreased $3,039,536 or 38%, as compared to the six months ended August 31, 1997. Additionally, a standard industrial product for Dense-Pac, the 512k x 8 has decreased in overall revenue due to decreasing revenue due to a decline in the demand in the marketplace and an overall decrease in product cost resulting in a lower sell price. This product has reached the end of its technology life and therefor a newer higher density product is replacing the needs for this product. The newer product, the one megabyte product has not begun production type quantities in the market. The sales decrease during the quarter as compared to the previous quarter can be attributed, in part, to the shipment in the previous year's quarter of a large order to one customer for a customized and specialized commercial memory product. Revenue of 512k x 8 for the three months ended August 31, 1998 was $ 115,000 versus $ 1,121,000 in the same period in the prior year. For the six months ended August 31, 1998, revenue of the 512k x 8 was $ 238,000 or 5% of sales as compared to $ 1,568,000 of 512k x 8 shipped for the six months ended August 31, 1997, representing approximately 20% of sales.

             Additionally, the sales decrease can be attributed to the decreasing prices of memory components in the world-wide market. Over the last several periods, the Company has experienced price decreases for some of the components it sells, of up to 50%, depending on the product and type of memory produced. For the quarter ended August 31, 1998, the total number of units shipped increased by approximately 120% as compared to the same quarter in the previous year. For the quarter ended August 31, 1998, the average sell price for each unit shipped decreased by 76% as compared to the same quarter in the previous year. For the six months ended August 31, 1998, the total number of units shipped increased by approximately 75% as compared to the same period in the prior year. For the six months ended August 31, 1998, the average sell price for each unit shipped decreased by 69% as compared to the same period in the previous year.

             For the second quarter, $ 326,000 of revenue was generated from the Company's wholly-owned subsidiary, TypeHaus, Inc. which Dense-Pac purchased in September 1997. For the six months ended August 31, 1998, TypeHaus had revenue of $ 611,000.

             Gross profit as a percentage of sales for the three month period ended August 31, 1998, decreased to a negative factor from 38% in the three month period ended August 31, 1998. The decrease in the gross margin for the second quarter ended August 31, 1998 can be attributed, in part, to the Company's decision to expand into the commercial marketplace and accept lower margin business in exchange for market share. The Company did not increase its business into this marketplace but did sacrifice the margin associated with the orders that it did accept. Additionally, during the quarter, slower moving ceramic products that are potentially being replaced by newer technology were decreased in value by approximately $ 450,000, the inventory reserve for obsolete products was increased by $ 100,000 and the scrap associated with the production of commercial and other products was approximately $ 270,000. The above expenses were recognized in the cost of goods sold for the quarter. In addition, at the end of the quarter, the Company discontinued several commercial product lines due to a change in the strategy of the Company. Low end commercial products lines and commercial ceramic memory modules were discontinued, resulting in a charge of $ 774,000. The balance of the negative margin for the quarter can be associated with the product mixed of low end commercial products shipped during the quarter.

              For the first six months, gross profit as a percentage of sales was negative as compared to 27% in the first six months of fiscal year 1998. A majority of the margin erosion occurred in the second quarter as commercial product shipped did not generate profitable margins. Additionally, the scrap for the first six months of fiscal year 1999 was approximately $ 596,000 as compared to $ 217,000 in the same period in the previous year. Additionally, slower moving ceramic products that are potentially being replaced by newer technology were decreased in value by approximately $ 450,000, the inventory reserve for obsolete products was increased by $ 100,000 and the scrap associated with the production of commercial and other products was approximately $ 347,000. The above expenses were recognized in the cost of goods sold for the quarter.

              During the third quarter, the Company will be reducing its offering of commercial products and focus on those that relate to the Company's proprietary packaging technology. In this manner, the Company believes that the Company will be able to define a niche for the products that use a unique proprietary stacking technology and market these products to a defined market. The Company believes that margins should improve due it its discontinuation of certain low margin commercial product lines. See "Cautionary Statements."

              During the third quarter, the Company will be reducing its offering of commercial products and focus on those that relate to the Company's proprietary packaging technology. In this manner, the Company believes that the Company will be able to define a niche for the products that use a unique proprietary stacking technology and market these products to a defined market. The Company believes that margins should improve due it its discontinuation of certain low margin commercial product lines. See "Cautionary Statements."

              Selling, general and administrative expenses decreased in the second quarter of fiscal 1999 by $ 73,000 or 8% from the second quarter of the prior fiscal year. For the six months ended August 31, 1998 these expenses decreased $ 258,000 or 14%. The decrease in general and administrative expense for the period ending August 31, 1998 can be attributed in an decrease in utility expense of approximately $ 65,000 due to an adjusted utility bill that the Company re-negotiated. Additionally, during the quarter there was a decrease in sales and marketing payroll expenses as compared to the first quarter, due to decreased sales personnel. The decrease in the expense was partially offset with additional legal costs associated with a patent infringement lawsuit and other legal expenses. For the six months ended August 31, 1998, travel, relocation and recruiting expenses decreased by approximately $110,000. Additionally, commission expense decreased by approximately $ 280,000 from the previous period due to the decrease in overall revenue.

              For the quarter ended August 31, 1998, the Company wrote-off $ 372,000 of equipment used in the production of commercial products no longer being offered for sale by the Company.

              For the three months ended August 31, 1998, research and development costs increased $12,000 or 4% from the same quarter in the previous fiscal year and for the six months ended August 31, 1998 such expenses increased $ 187,000 or 40% as compared to the prior six months. The increase for the six month period was due to expenses incurred in the first quarter as compared to the previous period for research and development efforts for new plastic stacking technology. This included the development of new stacking technology and the development of products associated with the commercial plastic stacking technology. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace.

              For the three months ended August 31, 1998, other expense has increased $ 42,000 from the same period last year. This increase is due to additional interest expense associated with equipment purchases and a decrease in interest income due to the lower cash balance. For the six month ended August 31, 1998 other expense (the excess of interest expense over interest income) increased $ 52,000 or 640% from the same period in the previous year due to increased debt principal outstanding for the purchase of automatic production equipment and a decrease in interest income associated with a lower cash balance.

              The Company believes that its internal systems are Year 2000 compliant and that this will not result in a material adverse effect on the Company's business, operating results or financial condition. The Company is currently evaluating its vendors for their Year 2000 compliance and believes that it will not result in a material adverse effect on the Company's business.




LIQUIDITY  AND CAPITAL RESOURCES

              The Company's primary source of liquidity for the second quarter of Fiscal Year 1998 was $4.3 million cash from the private placement of stock completed in February 1996. The Company is attempting to improve its operating performance in order to avoid potential problems which could arise if significant losses continue. Assuming that the Company is successful in its efforts to significantly improve its financial performance, the Company believes that the remaining proceeds from the private placement and cash from operations will be sufficient to meet the Company's cash needs for the next twelve months.

              Net cash used in operations was approximately $ 2,102,000 during the first six months of Fiscal Year 1999. A majority of the cash used in operations as a result of the loss from the six months of $ 3,390,000. During the first six months, accounts receivable increased by approximately $ 360,000, due to the timing of shipments this quarter versus yearend shipments and inventory decreased by $ 735,000, mainly from the write-off of discontinued product lines. The Company also received approximately $ 384,000 in proceeds from the issuance of stock options from the employee stock option plan in the first six months of Fiscal Year 1999 which contributed to the cash provided by financing activities.

              The Company purchased approximately $ 363,000 in new equipment during the first six months of Fiscal Year 1998. The Company does not expect to have any additional major equipment purchases for the remainder of the Fiscal Year.

              At August 31, 1998, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's asset's, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery. The Company has begun the process of re-negotiating this loan with the majority shareholder in order to extend the due date beyond the October 1999 due date. It is undetermined whether the Company will be successful in re-negotiating this loan and in the event the Company is unsuccessful in renegotiating the due date, the Company may lack the ability to pay the debt when it becomes due.

        The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At August 31, 1998, the outstanding amount was $ 352,765.


FORWARD-LOOKING STATEMENTS

        Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can no assurance that the Company financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made on or on behalf of the Company.

        Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1998.



PART II
        Item 1 - Legal Proceedings

On July 13, 1998, Dense-Pac Microsystems, Inc. filed a patent lawsuit against Staktek, Inc. in U.S District Court, City of Los Angeles for patent infringement for an amount in excess of $ 1,000,000 on Dense-Pac's patent covering stacking memory devices, using proprietary technology. The suit alleges that Staktek patent infringement has benefited Staktek and unlawfully interfered with Dense-Pac's sales efforts. On August 17, 1998, Staktek, Inc. filed suit in Travis County, Texas against Dense-Pac Microsystems and a current and former officer for $ 20,000,000 in damages for alleged libel and slander arising from Dense-Pac's press release dated July 13, 1998. Dense-Pac believes that the Staktek complaint is without merit and intends to vigorously defend itself against such charges.

            On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac believes that the Simple Technology complaint is without merit and intends to vigorously defend itself against such charges.

        Item 4 - Submission of Matters to a vote of Security Holders

        1. (a) Annual Shareholders' Meeting - August 14, 1998 (Aaron Uri Levy resigned as chief executive officer, president and chairman of the board on July 31, 1998. Lyle Jensen resigned from the board of director on August 5, 1998.)

           (b) Election of Directors:           Votes For              Withheld
                Roger Claes                     15,756,996              420,920
                Robert Southwick                15,761,996              415,920
                Trude Taylor                    15,660,540              517,376
                Charles Dickenson               15,759,296              418,620


           (c) Approval of amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options under the plan by 1,000,000 shares

               Votes For                Against             Abstain

               6,568,711               1,328,048             95,789

           (d) Ratification of Deloitte & Touche as independent accountants of the Company for the fiscal year ended February 28, 1999.

               Votes For                  Against             Abstain

               16,034,195                  77,771              65,950



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



                                 DENSE-PAC MICROSYSTEMS, INC.
                                   (Small Business Issuer)





    October 12, 1998                        /s/ RICHARD J. DADAMO
--------------------------                  -----------------------------------
Date                                        Richard J. Dadamo,
                                            Interim Chief Executive Officer




    October 12, 1998                        /s/ WILLIAM M. STOWELL
--------------------------                  -----------------------------------
Date                                        William M. Stowell,
                                            Chief Financial Officer