Form 10QSB
period 1998-11-30
DENSE PAC MICROSYSTEMS INC
filed 1999-01-14
CIK 784770

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to_________________

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

                      YES    X                     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, no par value, outstanding as of January 7, 1999 was 17,859,800.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   ----

--------------------------------------------------------------------------------
                                                                TOTAL PAGES:  11

                           PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                                November 30,          February 28,
                                                   1998                   1998
                                               ------------           ------------
                                                (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                  $  1,242,206           $  3,626,388
    Accounts receivable, net                      1,644,092              1,066,553
    Inventories                                   2,214,833              3,090,889
    Other current assets                             55,969                141,538
                                               ------------           ------------

        Total current assets                      5,157,100              7,925,368

Property, net                                     3,533,336              4,299,795

Other assets                                         14,360                 14,360
                                               ------------           ------------
                                               $  8,704,796           $ 12,239,523
                                               ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt               379,764                438,125
    Note payable to related party                 1,900,000
    Accounts payable                              1,222,026              1,319,486
    Accrued compensation                            181,335                240,595
    Other accrued liabilities                       173,305                121,435
                                               ------------           ------------
          Total current liabilities               3,856,430              2,119,641
                                               ------------           ------------

Note payable to related parties                          --              1,900,000
                                               ------------           ------------

Other long-term debt                                368,602                597,095
                                               ------------           ------------


Stockholders' equity
    Common stock                                 17,530,667             17,022,138
    Accumulated deficit                         (13,050,903)            (9,399,351)
                                               ------------           ------------

         Total stockholders' equity               4,479,764              7,622,787
                                               ------------           ------------

                                               $  8,704,796           $ 12,239,523
                                               ============           ============



See accompany notes to consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                          and Consolidated Subsidiary
                             Summary of Operations
                                 (Unaudited)



                                                    For the quarter ended                   Nine months ended
                                             November 30,        November 30,        November 30,        November 30,
                                                  1998                1997               1998                 1997
                                             ------------        ------------        ------------        ------------
NET SALES                                    $  3,417,133        $  3,268,299        $  8,397,356        $ 11,288,058

COST OF SALES
   Cost of sales                                2,664,390           2,525,541           7,556,114           8,384,801
   Inventory write-down                                                                   773,954
                                             ------------        ------------        ------------        ------------
        Total cost of sales                     2,664,390           2,525,541           8,330,068           8,384,801

GROSS PROFIT                                      752,743             742,758              67,288           2,903,257

COSTS AND EXPENSES:
   Selling, general and administrative            710,184             685,651           2,326,144           2,559,862
   Research and development                       285,824             556,690             940,853           1,025,202
   Other costs                                                                            372,447
                                             ------------        ------------        ------------        ------------
       Total costs and expenses                   996,008           1,242,341           3,639,444           3,585,064

LOSS FROM OPERATIONS                             (243,265)           (499,583)         (3,572,156)           (681,807)
                                             ------------        ------------        ------------        ------------


OTHER EXPENSE (INCOME)
    Interest expense                               31,653              38,911             147,902             134,339
    Interest income                               (14,443)            (45,045)            (70,906)           (132,398)
                                             ------------        ------------        ------------        ------------
Total other expense (income)                       17,210              (6,134)             76,996               1,941

LOSS BEFORE INCOME TAX
 PROVISION                                       (260,475)           (493,449)         (3,649,152)           (683,748)

INCOME TAX PROVISION                                   --                  --               2,400                 800
                                             ------------        ------------        ------------        ------------

NET LOSS                                     $   (260,475)       $   (493,449)       $ (3,651,552)       $   (684,548)
                                             ============        ============        ============        ============

BASIC AND DILUTED NET
LOSS PER SHARE                                     ($0.01)             ($0.03)             ($0.20)             ($0.04)
                                             ============        ============        ============        ============


WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC AND
 DILUTED NET LOSS PER SHARE                    17,810,000          17,577,000          17,800,000          17,577,000
                                             ============        ============        ============        ============


See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                             For the nine months ended
                                                          November 30,       November 30,
                                                              1998               1997
                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(3,651,552)       $  (684,548)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                               827,589            831,792
  Write-off of fixed assets                                   373,196
  Inventory write-down                                        773,954

Changes in operating assets and liabilities:
     Accounts receivable                                     (577,539)            64,098
     Inventories                                              102,102            477,896
     Other current assets                                      85,569            (58,029)
     Accounts payable                                         (97,460)           (54,557)
     Accrued compensation                                     (59,260)          (405,841)
     Accrued liabilities                                       51,870             67,753
                                                          -----------        -----------

Net cash (used in) provided by operations                  (2,171,531)           238,564
                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                           (434,326)          (976,962)
Cash paid for acquisition                                                       (130,000)
                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                   (286,854)          (284,924)
Proceeds from issuance of common stock                        508,529            685,324
                                                          -----------        -----------

Net cash provided by (used in) financing activities           221,675            400,400
                                                          -----------        -----------

NET DECREASE IN CASH                                       (2,384,182)          (467,998)

CASH AT BEGINNING OF YEAR                                   3,626,388          4,660,769
                                                          -----------        -----------

CASH AT END OF QUARTER                                    $ 1,242,206        $ 4,192,771
                                                          ===========        ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                             $   151,720        $   135,027
                                                          ===========        ===========

Income taxes paid                                         $     2,400        $       800
                                                          ===========        ===========



See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc., a California corporation, ("Dense-Pac"), and its wholly-owned subsidiaries, TypeHaus, Inc., a California corporation, and CommercePac Internet Solutions, LLC (collectively, the "Company"), is a technology company that specializes in designs and automated manufacturing of proprietary and patented three-dimensional high density memory products, printer media devices, printer memory, electronic laser printer products, custom memory subsystems, development of support software for OEM manufacturers of laser printers and Internet commerce solutions. CommercePac, a limited liability company owned by Dense-Pac provides internet commerce solutions for businesses and retail operations.


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended November 30, 1998 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1998 and November 30, 1997, and the results of its operations and its cash flows for the quarters and for the nine month periods ended November 30, 1998 and 1997. Results for the interim periods are not necessarily indicative of those to be expected for the full year.


NOTE 3 - Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning March 1, 1998. The Company had no items of other comprehensive income, as defined, for the three months ended November 30, 1998 or 1997, or for the nine months ended November 30, 1998 or 1997. The Company will adopt in as of February 28, 1999 SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statement on its financial statements.


NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plan for the nine months ended November 30, 1998:

                                 Number of              Price per        Number of Shares
                                   Share                 Options           Exercisable
                                 ---------              ---------        ----------------
Balance, February 28, 1998       1,902,244            $ .24 - $ 4.41         711,840
                                 ---------            --------------         =======
     Granted                     1,695,450             1.00 -   2.00
     Exercised                    (263,619)            1.25 -  2.875
     Canceled                   (1,779,350)            1.25 -   3.78
                                 ---------            --------------
Balance, November 30, 1998       1,554,725            $ .81 - $ 4.41         484,136
                                 =========            ==============         =======

NOTE 5 - The weighted average shares outstanding during the three and nine month periods ended November 30, 1998 were 17,810,000 and 17,800,000, respectively. Options and warrants to purchase shares of common stock during these periods were not included in the above calculations as their inclusion would have been and anti-dilutive.




ITEM 2 - Management's Discussion and Analysis or Plan of Operation


RESULTS  OF OPERATIONS

        Net sales for the quarter ended November 30, 1998, increased $ 148,834 or 5% compared to the quarter ended November 30, 1997. For the nine months ended November 30, 1998, sales decreased $ 2,890,702 or 27%, as compared to the nine months ended November 30, 1997. The increase in net sales for the quarter ended November 30, 1998, when compared to the same quarter in the prior year was due primarily to a focused sales effort associated with the Company's high density commercial products. This increase was offset by decreases in sales of a standard industrial product, the 512K x 8, as a result of decreased demand and lower prices associated with the product nearing the end of its technological life. A higher density product is being developed to replace this product. Net sales of the 512K x 8 for the quarter ended November 30, 1998 was $ 199,000 versus $ 239,000 for the same period in the prior year.

      The decrease in net sales for the nine months ended November 30, 1988 when compared to the same period in the prior year, was primarily a result of decreasing memory prices in the world-wide market. As a result of this decline, the Company has experienced price decreases of up to 50% on many of the products that are being sold. Additionally, sales of the 512K x 8 have decreased for reasons identified above. For the nine months ended November 30, 1998, net sales of this product were $ 437,000 or 5% of net sales versus net sales of $ 1,807,000 or 16% of net sales for the same period in the prior year.

        For the third quarter, $ 443,000 of revenue was generated from the Company's wholly-owned subsidiary, TypeHaus, Inc. which Dense-Pac purchased in September 1997. For the nine months ended November 30, 1998, TypeHaus had revenue of $ 1,054,000. For the quarter ended November 30, 1997, the first quarter in which the operations of TypeHaus were included in the Company's results of operations, TypeHaus had revenue of $ 46,000.

        Gross profit as a percentage of sales was 22% for the three month period ended November 30, 1998, as compared to 23% for the three month period ended November 30, 1997. The slight decrease in the gross margin for the third quarter ended November 30, 1998 can be attributed to the type of products that the company was selling during the quarter. Specifically, the Company experienced a high percentage of the commercial products (lower margin) versus aerospace product sales (higher margin).

        For the first nine months of fiscal year 1999, gross profit as a percentage of sales was 1% as compared to 26% in the first nine months of fiscal year 1998. A majority of the margin erosion occurred in the second quarter as commercial product shipped did not generate profitable margins. Additionally, the scrap for the first nine months of fiscal year 1999 was approximately $ 536,000 as compared to $ 138,000 in the same period in the previous year. Additionally, slower moving ceramic products that are potentially being replaced by newer technology were decreased in value by approximately $ 450,000, the inventory reserve for obsolete products was increased by $ 100,000 and the scrap associated with the production of commercial and other products was approximately $ 347,000. The above expenses were recognized in the cost of goods sold for the nine month period ended November 30, 1998. In addition, at the end of the second quarter, the Company discontinued several commercial product lines due to a change in the strategy of the Company. Low end commercial products lines and commercial ceramic memory modules were discontinued, resulting in a charge of $ 774,000. The above expenses were recognized in the cost of goods sold are included in the year to date results.

        During the third quarter of fiscal year 1999, the Company reduced its offering of commercial products and focused on those products that related to the Company's proprietary packaging technology. In this manner, the Company believes that the Company has been able to define a niche for the products that use a unique proprietary stacking technology and has been marketing these products to a defined market. The Company believes that margins should improve due it its discontinuation of certain low margin commercial product lines. See "Forward-Looking Statements."

        Selling, general and administrative expenses increased in the third quarter of fiscal 1999 by $ 25,000 or 4% from the third quarter of the prior fiscal year. For the nine months ended November 30, 1998 these expenses decreased $ 233,000 or 9%. The decrease in general and administrative expenses for the nine month period ending November 30, 1998 can be attributed to a decrease in utility expense associated with a successful re-negotiation of a prior period's utility rates and a decrease in recruitment and in travel and related expenses associated with decreasing travel and a focus on the retention of employees. Additionally, there was a decrease in the cost of outside sales representative organization expense of $ 299,000 due to the fact the Company moved more of the selling function in-house. Also, during the first nine months of fiscal year 1999, inside sales commissions and expenses relating to a European salesperson decreased by $ 246,000 as a result of the individual not being employed in fiscal 1999. Offsetting these decreases were increases in the cost of legal representation of $ 266,000 for legal costs associated with patent infringement lawsuits and other legal expenses.

        During the second quarter ending August 31, 1998, the Company wrote-off approximately $ 373,000 of equipment used in the production of commercial products no longer being offered for sale by the Company.

        For the three months ended November 30, 1998, research and development costs decreased $ 271,000 or 49% from the same quarter in the previous fiscal year and for the nine months ended November 30, 1998 such expenses decreased $ 84,000 or 8% as compared to the prior nine months. The decrease in the third quarter is primarily due to the completion of the research necessary to develop and produce the commercial plastic product the Company is currently selling. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace.


        For the three and nine months ended November 30, 1998, other expense increased $ 24,000 and $ 75,000 from the same periods last year. This increase is due to additional interest expense associated with the utilization of debt to finance equipment purchases and a decrease in interest income due to the lower cash balance.

LIQUIDITY  AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the third quarter of fiscal 1998 was $4.3 million cash from the private placement of stock completed in February 1996. The Company is attempting to improve its operating performance in order to avoid potential problems which could arise if significant losses continue. Assuming that the Company is successful in its efforts to significantly improve its financial performance, the Company believes that the remaining proceeds from the private placement and cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months.

        Net cash used in operations was approximately $ 2,172,000 during the first nine months of fiscal year 1999. A majority of the cash used in operations was from the loss of the nine month period of $ 3,651,000. During the first nine months, accounts receivable increased by approximately $ 577,000, due to the timing of shipments this quarter versus yearend shipments and inventory decreased by $ 876,000, mainly from the write-off of discontinued product lines. The Company also received approximately $ 508,000 in proceeds from the exercise of stock options from the employee stock option plan in the first nine months of fiscal 1999 which contributed to the cash provided by financing activities.

        The Company purchased approximately $ 434,000 in new equipment during the first nine months of fiscal year 1999. The Company does not expect to have any additional major equipment purchases for the remainder of the fiscal year. See "Forward-Looking Statements".

        At November 30, 1998, the Company had a $1.8 million loan payable to a major shareholder with interest at 5% per annum, and a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly on both loans and the principal on both loans due in October 1999. These loans are secured by all of the Company's asset's, although the major shareholder has agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional financing for accounts receivable. These loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery. The Company has begun the process of renegotiating the loan with the majority shareholder in order to extend the due date beyond October 1999. It is undetermined whether the Company will be successful in renegotiating this loan and in the event the Company is unsuccessful in renegotiating the due date, the Company may lack the ability to pay the debt when it becomes due.

        The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At November 30, 1998, the outstanding amount was $ 352,765.



CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digits in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

        The Company has recently commenced a program, to be substantially completed by the Summer of 1999, to review the year 2000 compliance status of the software and systems in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make the necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of June 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve the Year 2000 issues, there can be no assurances that the Company will not experience delays in implementation such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant products, the Company could incur substantial costs and disruption of its business, which would potentially have a material effect on the Company's business and results of operations.

        The Company , in its ordinary course of business, tests and evaluates its own products. The Company believes that its products are generally Year 2000 compliant, meaning that that use or occurrence of dates on or after January 1, 2000 will not affect the performance of the Company's products with respect to four digits dependent data or the ability of such products to correctly create, store, process and output information related to such date data. The Company has warranted that the use or occurrence of dates on dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digits date dependent data or the ability to create, store, process and output information related to such data.

        To date, the Company has not created a separate budget for investigating and remedying issues related to Year 2000 compliance involving the Company's own software or systems used in its internal operations. Management does not believe that the Year 2000 compliance will cost the Company more than $ 100,000. There can be no assurances that Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products, which could have an adverse effect on the Company's business, results of operations and financial condition.



FORWARD-LOOKING STATEMENTS

        Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain statements that do not present historical information. These forward-looking statements reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

        Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1998. Investors are cautioned against undue weight to any forward looking statements herein.



                           PART II - OTHER INFORMATION



        Item 1 - Legal Proceedings

        On July 13, 1998, Dense-Pac Microsystems, Inc. filed a patent lawsuit against Staktek, Inc. in U.S Court, City of Los Angeles for patent infringement for an amount in excess of $ 1,000,000 on Dense-Pac's patent covering stacking memory devices, using proprietary technology. The suit alleges that Staktek patent infringement has benefited Staktek and unlawfully interfered with Dense-Pac's sales efforts. On August 17, 1998, Staktek, Inc. filed suit in Travis County, Texas against Dense-Pac Microsystems and a current and former officer for $ 20,000,000 in damages for alleged libel and slander, arising from Dense-Pac's press release dated July 13, 1998. Dense-Pac intends to vigorously defend itself against such charges and is being represented by the Company's insurance carrier. On December 28, 1998, the lawsuit was voluntarily dismissed insofar as it named as defendants a current and a former officer of Dense-Pac in exchange for a dismissal to a challenge by the Company to the venue in Texas. However, the ultimate outcome or any resulting potential loss cannot be determined at this time.

        On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-compliant in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology infringement has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. The ultimate outcome or any resulting potential loss cannot be determined at this time.

        Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits
                      The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of the Quarterly Report.


                    Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K -

                      No reports on Form 8-K were filed during the third quarter of fiscal 1999 covered by this Form 10-QSB.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DENSE-PAC MICROSYSTEMS, INC.
                                       (Small Business Issuer)





        January 14, 1999                      /s/  Richard J. Dadamo
--------------------------------       -----------------------------------------
Date                                   Richard Dadamo, Interim Chief
                                       Executive Officer



        January 14, 1999                      /s/ William M. Stowell
---------------------------------      -----------------------------------------
Date                                   William M. Stowell,  Chief Financial
                                       Officer