Form 10KSB
period 1999-02-28
DENSE PAC MICROSYSTEMS INC
filed 1999-05-26
CIK 784770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended February 28, 1999

[ ]  Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

           For the transition period from ____________ to___________

Commission file number:   0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              California                                     33-0033759
  ---------------------------------                      ------------------
     (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

           7321 Lincoln Way
        Garden Grove, California                                92841
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code:  (714) 898-0007
Securities registered pursuant to Section 12(b) of the Exchange Act:    None
Securities registered pursuant to Section 12(g) of the Exchange Act:    Common Stock

       Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB [ ]

       The Issuer's revenues for its most recent fiscal year were $12,604,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on May 3, 1999 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $19,660,000.

       Number of shares of Issuer's Common Stock outstanding at May 3, 1999:
18,535,469 shares

Documents Incorporated By Reference
Portions of the registrant's Definitive Proxy Statement relating to the registrant's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          DENSE-PAC MICROSYSTEMS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 1999

                                    I N D E X



                                                                                                    PAGE
                                     PART I

Item 1.      Description of Business.......................................................           3

Item 2.      Description of Property.......................................................          10

Item 3.      Legal Proceedings.............................................................          10

Item 4.      Submission of Matters to a Vote of Security Holders...........................          11

                                     PART II

Item 5.      Market for the Common Equity and Related Stockholder Matters..................          12

Item 6.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................          12

Item 7.      Changes in and Disagreements with Accountants on Accounting
                 And Financial Disclosure..................................................          20

Item 8.      Financial Statements .........................................................          20


                                    PART III

Item 9.      Directors, Executive Officers, Promoter and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act........................          21

Item 10.     Executive Compensation........................................................          21

Item 11.     Security Ownership of Certain Beneficial Owners and Management................          21

Item 12.     Certain Relationships and Related Transactions................................          21

Item 13.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K...............          21

Signatures   ..............................................................................          24

                                     PART 1


ITEM 1:    DESCRIPTION OF BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein or in the section entitled "Certain factors that may affect future results" or in the section entitled " Cautionary Statements" below.

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

       The Company's products are designed to improve performance and reliability at the system level by reducing space, cost, weight and power requirements. The Company typically receives from the customer plastic memory devices or will purchase raw silicon memory from a variety of semiconductor manufacturers and incorporates the memory devices into high density products utilizing the latest process technology and the Company's advanced package designs. The Company's products range from monolithic semiconductors to patented, high density, three-dimensional plastic or ceramic memory products.

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

       The Company offers a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of the Company's products, prices range from less than $5 for commercial modules to over five thousand dollars for high-end military specification modules.

       High density packaging is used in numerous applications within the electronics industry. Improved performance and reliability in increasingly smaller packages has been a continuous trend in electronics. During the past 20 years, advances have been made in reducing size and increasing performance at the integrated circuit level (LSI, VLSI, etc.). However, high pin count, complex semiconductors with adequate test methods have reached levels that are both difficult and costly to achieve. The Company's packaging technologies address the market's need to both reduce the size of the board circuitry and also improve the performance of packaging integrated circuit products.

       In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density chips to achieve the same performance levels of newer, more expensive high density chips. For example, the Company can emulate a 256 Megabit DRAM by stacking two 128 Megabit DRAMs to provide the same memory as a single 256 Megabit DRAM chip, which is currently not economically available in the market place. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 128 Megabit DRAMs) instead of a single potentially unavailable expensive state-of-the-art semiconductor chip (e.g., 256 Megabit DRAM).

       Dense-Pac is able to offer customers leading edge memory products by packaging the highest memory chips available. Future generations of this technology could produce even greater memory configurations on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, the Company's products are subject to obsolescence or price erosion as new chips with the same or greater density as the Company modules are continuously introduced. This results in the Company's products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

           In September 1997, Dense-Pac acquired substantially all the assets of TypeHaus, Inc. (a Texas corporation) for $305,000 including acquisition costs, consisting of $130,000 in cash and $175,000 in common stock of the Company. A wholly owned subsidiary of Dense-Pac, named TypeHaus, Inc. (a California corporation) was formed to purchase the assets. TypeHaus provides printer media devices, printer memory, specialty fonts and electronic laser printer products to a variety of OEM customers. TypeHaus also supplies custom memory sub-systems and support software for OEM manufacturers of laser printers.

           During February, 1998, the Company commenced operations of an Internet Information Technology division, CommercePac.com, to offer solutions that will increase the accessibility to the Internet for secure transaction-oriented businesses and to offer Internet commerce interactive solutions.

Recent Company Changes

       During the Fiscal Year ended February 28, 1999 ("Fiscal Year 1999"), the Company's chief executive officer and chairman of the board resigned. The resignation occurred in July 1998, after the company reported two consecutive quarters of the lowest quarterly revenues, as compared to quarterly revenues in the previous four years. Immediately after the resignation of the chief executive officer, Richard J. Dadamo joined the Company as interim chief executive officer to assess the current business strategy at the Company and review the significant number of products that the Company had been offering for sale. As a result of this review, numerous low end commercial product lines and commercial ceramic memory modules were discontinued, resulting in related inventory and property write-downs during the second quarter of fiscal year 1999 of $774,000 and $372,000, respectively. After six months,

Mr. Dadamo completed his basic strategy to re-vitalize Dense-Pac and in January 1999, became chairman of the board. Additionally, during this restructuring period, he began a search for a new chief executive officer, who would lead the Company into the future and provide the leadership and knowledge of the industry to grow Dense-Pac.

       Ted Bruce joined Dense-Pac from Toshiba Electronics in January 1999, as Dense-Pac's chief operating officer and then became the chief executive officer. He is currently is continuing the implementation of the business strategy to grow the Company with existing and new technologies. Since the resignation of the previous C.E.O., current management, excluding the chief executive officer, at Dense-Pac has remained constant with an average experience at the Company of approximately eight years. The Company also plans to strengthen its management staff with several vice president positions scheduled to be filled during the next fiscal year.

Business Strategy

       The Company's principal business objective is to be the leading worldwide provider of three-dimensional memory products. Three-dimensional products incorporating ceramic and plastic devices have only recently been introduced to the industry as an alternative to increase the efficiency, density and integrated circuit capability of existing technology. The central elements of the Company's business strategy include:

       MAINTAIN TECHNOLOGY LEADERSHIP IN ADVANCED PACKAGING TECHNIQUES. The Company believes it is a leader in the design of three-dimensional stacked integrated circuit products and is currently advancing into more advanced packaging techniques. The Company's ceramic stack and commercial plastic stack products both have patented processes for their unique configuration as well as the automated process for volume production. The Company intends to continue developing these and other advanced technologies in order to enhance its competitive position.

       OFFER COST-EFFECTIVE SOLUTIONS. The Company's stackable product emulators utilize technology to reduce the size and cost of comparable technology, which would be two-dimensional technology. The Company believes that by using its three-dimensional technology, customers can increase the efficiency, density and memory capability of their products. Many of Dense-Pac's new products have the same pin configuration or "footprint" (space on the printed circuit board) thereby reducing the need for the customer to re-engineer boards as new denser semiconductors becomes available.

       TARGET HIGH VOLUME OEM AND MODULE MANUFACTURERS AS CUSTOMERS. The Company believes that its technology can increase the overall performance of systems and their integrated parts. Dense-Pac has structured itself to support large opportunities that provide the best utilization of the technology in today's growing market to not only the module manufactures but also the OEM providers. This structuring includes a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of prototype design teams to custom design and quickly deliver prototype products to customers.


       PURSUE STRATEGIC RELATIONSHIPS. The Company intends to pursue entering into strategic relationships in order to expand sales and broaden its product offerings.

       QUICKLY DELIVER PROTOTYPE PRODUCTS TO CUSTOMERS. The Company will be responsive to its potential customers by offering the most unique design that will solve the customer's needs. Dense-Pac will continue to offer quick solutions working with a staff of specially designated design team.

3-D Stacking Products

       In September 1990, the Company was awarded a patent on a new packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what was available in the market. In three-dimensional packaging, individual memory and other integrated circuits are stacked one on the other, and horizontally interconnected. The Company's "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by dramatically expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit the Company to increase the amount of memory in a single footprint by two, four or eight times depending on the number of memory devices placed in the stack. This technique increases memory board density significantly over conventional packaging techniques and has particular advantages in applications where high memory capacity, efficiencies and space are critical, such as portable computers, personal computers with limited memory slots and communications devices.

       The Company commenced shipments of its three-dimensional ceramic stacked products in the Fiscal Year ended February 28,1991. The ceramic stacked products are manufactured on ceramic substrates to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high industrial applications such as satellites, down hole drilling and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

       During the Fiscal Year ended February 28, 1996 ("Fiscal Year 1996"), the Company introduced a commercial plastic three-dimensional stacking packaging technology. The main focus of this technology was to introduce the Company's ability to stack readily available commercial plastic memory devices to emulate higher density products, which are more expensive and/or in short supply.

       During the Fiscal Year 1998, the Company introduced several new products designed around the patented stacking process. The technology is known as "M-Densus". The "M-Densus", a family of interchangeable memory modules that, regardless of their density or size, fit in the same space, or footprint, on the memory board. The M-Densus modules, which derive their name from the Latin word for density, enable design engineers to upgrade TSOP (thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. The Company also introduced a Low Profile PC100 Compliant 256 Megabyte Synchronous DRAM. The Company had also introduced several other high-density products, applicable for the military market and the commercial market.

       After the resignation of the chief executive officer in July 1998, the Company re-defined its target marketplace and eliminated selling low end commercial product lines and commercial ceramic memory modules in order to concentrate on the selling of individual memory stacks to the marketplace. Additionally, the Company determined that in most instances, the customer would provide the memory for the stacking application, in order to reduce the potential exposure of market fluctuations on the DRAM component of Company product pricing. The Company identified the commercial stacking of unique patented memory devices as its product niche.

       The commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high density applications. These could include high-end workstations, network servers, solid state disk and data markets, Internet applications, electronic organizers, portable computers and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. High-end workstations produced by Sun, IBM, Hewlett Packard, Digital and Silicon Graphics have the need for increased density within their application.

       The commercial plastic stacking products also have the capability to combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors to improve performance and versatility.


Standard Products

       The Company offers a standard product line of ceramic modules, plastic memory stacks and modules with a variety of capabilities to meet market requirements. The Company's standard memory modules incorporate SRAM, EPROM, EEPROM, including flash technology, and DRAM. The Company has also introduced commercial products for military applications, known as "commercial-off-the-shelf" (COTS). Due to the various configurations and applications of the Company's products, prices range from less than $5 for commercial modules to over five thousand dollars for high-end military specification modules.

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


Research and Development; Patents and Technology Rights

           The Company is involved in research and development for advanced packaging techniques, including wafer/die memory integration, innovative three-dimensional stacking and mixed memory technologies. The Company's research and development expertise supports its custom design capabilities as discussed above. The Company's product development activities are solution driven and the Company's goal is to create technological advancements by working with customers to develop advanced cost effective products that solve the customers' specific memory requirements.

       The Company's first generation, three-dimensional ceramic stacking technology is the subject of a United States patent which expires in 2007. In 1993, the Company was awarded a U.S. patent on certain aspects of its second generation (silicon on silicon) three-dimensional technology which expires in 2010. In 1996, the Company was awarded a U.S. patent on certain aspects of a plastic commercial three-dimensional technology which expires in 2013. In 1998, the Company was awarded a U.S. patent on the manufacturing process incorporated on the commercial stacking products. The Company applied for four new patents during Fiscal Year 1999. There can be no assurance that these patents will afford the

Company's products any competitive advantage, that they will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

       These patents pending cover new processes in automating the manufacture of high-density commercial product and a new ball grid array stacking technology. To protect its intellectual properties, the Company intends to continue to pursue patents on its processes and technologies. Simultaneously, as an integral part of the Company's strategic plan, Dense-Pac expects to create new business opportunities through the licensing of these patents.

       The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years. The Company's success depends on its ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

       In order to obtain large orders for its products from OEMs, the Company may be required to provide manufacturing licenses to third parties on a royalty basis as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly or indirectly with the Company for customers depending on the scope of their license.

Marketing and Customers

       The Company markets its products to military, aerospace and commercial customers that require high reliability, high density and high performance. The Company's military/aerospace customers use the Company's products in high performance weapons, avionics and communications systems. Commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition, a higher risk of inventory obsolescence and lower margins. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' memory requirements. As a result, commercial products have approximately a two to four-year-life, whereas military/aerospace products have a four-to-eight-year or longer life.

       The Company markets its products throughout the world directly through its own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made directly to the customer by the Company. The sales representatives receive a commission on sales of the Company's products within their territories and are typically only selling into the industrial, defense and aerospace marketplace. In Fiscal Year 1999, approximately 12% of the Company's sales were export sales, primarily to Western Europe as compared to 15% in the fiscal year ended February 28, 1998 ("Fiscal Year 1998"). Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue as well as several programs being completed in the previous fiscal year.


Manufacturing and Supplies

       The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. The Company purchases packaged and un-packaged parts from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. The Company has the un-packaged chips packaged in LCCs by an assembly house. The Company then performs final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

       Dense-Pac electronically tests its products at various stages in the assembly process to meet military or other customer specifications and performs high temperature burn-in on military, avionics and industrial grade products.

       Ceramic substrate products are hermetically sealed, resulting in a product which can withstand extreme temperature ranges and exposure to adverse environmental conditions such as moisture and corrosives. Ceramic products are typically used in military and aerospace applications. Plastic products, because they use plastic-molded parts, are lower cost, have a shorter life span and are used in benign environments. Plastic products are typically used in commercial applications such as robotics, medical instrumentation, test equipment, portable computers and cellular phones.

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

       The Company's manufacturing capacity has been significantly increased by the purchase of an automated commercial line which is adequate to support large volume production. Also, in Fiscal Year 1998, Dense-Pac announced a strategic alliance with SCI Systems, Inc.(SCI), for high-volume production and testing of Dense-Pac's proprietary three-dimensional (3-D) memory modules. Under the terms of the agreement, SCI will provide electronic manufacturing services, in parallel with Dense-Pac, for high volume production of Dense-Pac 3-D memory modules and serve as a strategic volume production partner in presentations to prospective Dense-Pac customers. SCI provides electronic manufacturing services to companies that out source production of finished products and subassemblies. SCI has 22 plants worldwide and operates 164 surface-mount technology lines.


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


Competition

       The Company does not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, the Company focuses on defined markets where the customer's requirements allow the Company to utilize its unique engineering and packaging skills to maintain a high value added content. Dense-Pac's direct competition includes specialty memory module assembly companies such as White Electronics and Hybrid Memory Products. Semiconductor firms such as Integrated Device Technology, Inc., Mitsubishi Corp., Fujitsu Ltd. and Harris semiconductor also compete in the memory module marketplace. Such companies, however, have not typically been direct competition to the specialty assembly houses such as the Company due to their large production run requirements (attributable to extensive automation) and the fact that they use only their own semiconductors. Dense-Pac, on the other hand, manufactures memory modules which incorporate whichever semiconductor components are best suited to meet the customer's requirements.

       According to industry sources, there are several companies developing or marketing three dimensional packaged products, including Irvine Sensors, Texas Instruments, Thompson CSF, Staktek, Cubic Memory and Simple Technology.

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


Environmental Matters

The Company is not aware of any claims or investigations related to environmental matters that have materially affected or are expected to materially affect its business.


Employees

       At May 3, 1999, the Company had 99 full-time employees, of which 9 were engaged in engineering, 46 in manufacturing, production and testing, 15 in quality assurance, 16 in marketing/sales and 13 in management and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good with relatively minor turnover of employees since new management started at the Company.


ITEM 2: DESCRIPTION OF PROPERTY

       The Company's executive offices and manufacturing facilities consist of 21,350 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2001 and provides for an effective monthly rent of $10,900. The Company believes that its facilities are adequate to meet its foreseeable needs to the expiration date.


ITEM 3: LEGAL PROCEEDINGS

        On July 13, 1998, Dense-Pac Microsystems, Inc. filed a patent lawsuit against Staktek Corporation in U.S. Court, City of Los Angeles for patent infringement for an amount in excess of $1,000,000 on Dense-Pac's patent covering stacking memory devices, using proprietary technology. The suit alleged that

Staktek patent infringement benefited Staktek and unlawfully interfered with the Dense-Pac sales effort. On August 17, 1998, Staktek Corporation filed suit in Travis County, Texas against Dense-Pac Microsystems and a current and former officer for $20,000,000 in damages for alleged libel and slander, arising from Dense-Pac's press release dated July 13, 1998. On December 28, 1998, the lawsuit was voluntarily dismissed insofar as it named the defendants (a current and former officer) of Dense-Pac, in exchange for a dismissal to a challenge by the Company to the venue in Texas. On January 29, 1999, Dense-Pac Microsystems and Staktek Corporation dismissed by mutual agreement all lawsuits between the two parties in order to avoid the cost of litigation and without admission of liability by either party.

       On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-complaint in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology infringement has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. In April, 1999, Dense-Pac filed two motions for summary judgement, one relating to non-infringement of the Simple Technology patent and the second summary motion relating to previous public stacking art, which invalidates the claims in the Simple Technology patent. The potential loss is undeterminable at this time.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 1999.

                                     PART II


ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." It previously traded on the Nasdaq Small Cap Market. The following table sets forth the high and low closing bid prices of the Common Stock on the Nasdaq Small Cap Market for the periods through March 13, 1996, and the high and low closing sale prices on the Nasdaq National Market for the periods beginning March 14, 1996, as reported by Nasdaq. Quotations on the Nasdaq Market are inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                                                        High                Low
                                                                        ----               ----
                  Fiscal Year ended February 28, 1999:
                      Quarter Ended
                             May 31, 1998                               3.31               1.63
                             August 31, 1998                            2.47                .69
                             November 30, 1998                          1.81                .53
                             February 28, 1999                          2.91                .75

                 Fiscal Year ended February 28, 1998:
                      Quarter Ended
                            May 31, 1997                                2.63               1.81
                            August 31, 1997                             2.63               2.06
                            November 30, 1997                           4.69               2.13
                            February 28, 1998                           4.63               3.00

       As of May 3, 1999, there were 3,617 shareholders of record.

       The Company has not paid any dividends and it does not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in the Company's loan agreements and other restrictions that negatively affect the Company's ability to pay dividends.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


       Fiscal Year 1999 Compared to Fiscal Year 1998.

       Fiscal year 1999 net sales of $12,604,000 decreased by $860,000 (6%) from fiscal year 1998 sales of $13,464,000. The decrease was partly due to a decrease in aerospace, defense and industrial (IDA) sales of approximately $2,384,000 due to an emphasis by the Company on commercial type business.

Commercial business has increased as a percentage of the overall revenue from approximately 65% of fiscal year 1998 revenue to 75% of revenue in fiscal year 1999. IDA business typically has a longer lead time for purchase orders and when the emphasis of the Company was re-directed to commercial business, the revenues in military business decreased as compared to the previous fiscal year. The Company's business continues to be impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities.

       Revenue from first generation (high density three-dimensional ceramic stackable products), which are primarily in the IDA marketplace, composed approximately 9% of revenue for Fiscal Year 1999 as compared to approximately 17% of revenue in Fiscal Year 1998. Additionally, a decrease in SRAM memory prices that are used in this technology, also negatively impacted sales levels. The decrease in the aerospace, defense and industrial business was offset largely by an increase of $2,283,000 in commercial DRAM business as a result of low end DRAM memory opportunities to sell product into the secondary market. The Company generated approximately $600,000 in revenue from its new high density commercial plastic stacked products.

       Export sales represented 12% of total revenue for Fiscal Year 1999 as compared to 15% of revenue for Fiscal Year 1998. Overall, sales decreased in the export market because less contracts were awarded in Fiscal Year 1999 than in Fiscal Year 1998.

       The Company has offset some of the decrease in the military business with the offering of new high density products known as "Commercial-off-the-shelf"
(COTS) products for defense applications requiring high, reliable, commercial-type products for military applications.

       The Company's wholly owned subsidiary, TypeHaus, Inc. (purchased in September 1997) generated $1,424,000 of revenue, or 11% of total revenue, for the fiscal year ended February 28, 1999 as compared to $184,000, or 1% of total revenue, for fiscal year 1998 as a result of having a full year of operations in fiscal year 1999 and increasing business opportunities through new product offerings.

       Cost of sales for the Fiscal Year 1999, excluding the inventory write-down of $774,000 during the second quarter of fiscal year 1999 was $10,545,000 (84% of sales), as compared to cost of sales for Fiscal Year 1998 of $10,613,000 (79% of sales). The lower gross margin for Fiscal Year 1999 can be attributed to margin erosion that occurred in the first and second quarters as some of the commercial product shipped did not generate profitable margins because the Company was offering a significant number of commercial products which required investments in inventory in a volatile market. Additionally, many of the products were being offered at or near cost in order to obtain market entry into various customer bases.

       In July 1998, the chief executive officer resigned, at which time Richard Dadamo joined the Company as interim chief executive officer. The Company's fiscal 1998 strategy to offer the numerous commercial products was changed in order to concentrate on the Company's commercial stacking technology. As a result, the inventory on hand for the numerous commercial products was liquidated and the Company wrote off the balance that was not liquidated at the end of the second fiscal quarter. A charge of $774,000 was recorded in the second quarter of fiscal year 1999 associated with these actions. Additionally, efforts were then focused toward the commercial stacking products, including the processes, markets and production costs of these products. The Company has been able to increase the operating efficiencies in producing the commercial stacks, which are expected to result in increased margins as compared to the margins that were experienced producing low-end DRAM commercial products in a very competitive and low-margin marketplace. The automated equipment is currently being used exclusively for the production of the commercial stacks. By utilizing the automated equipment for essentially one product, the efficiencies of equipment and personnel are increased for potentially better margins in production runs. See "Cautionary Statements."

       Selling, general and administrative (SG&A) expenses decreased by $61,000 (2%) from $3,475,000 in Fiscal Year 1998 to $3,414,000 in Fiscal Year 1999. The decrease in SG&A expense can be attributed to a decrease in utility expense associated with a successful re-negotiation of a prior period's utility rates and a decrease in recruitment and travel and related expenses associated with decreasing travel and a focus on the retention of employees. Additionally, there was a decrease in the cost of outside sales representative organization expense of $273,000 due to the fact the Company moved more of the selling function in-house. Also, inside sales commissions and related expenses associated with a European salesperson decreased by $206,000, as a result of the individual not being employed in fiscal year 1999. Offsetting these decreases were increases in the cost of legal representation of $405,000 for legal costs associated with the patent infringement lawsuits.

       Research and development expense decreased $240,000 or 19% from $1,287,000 in Fiscal Year 1998 to $1,047,000 in Fiscal Year 1999 due to completion of work on several commercial plastic stack products that the Company is currently selling. The Company is continuing to invest in research and development for new products in the IDA and the commercial marketplace. Research and development represented approximately 8% of sales for Fiscal Year 1999 as compared to 10% of sales for the previous year.

       During the second quarter ending August 31, 1998, the Company wrote-off approximately $372,000 of equipment used in the production of commercial products no longer being offered for sale by the Company.

       Interest expense decreased $5,000 or 3% from $171,000 in Fiscal Year 1998 to $166,000 in fiscal year 1999. Several of the notes that were outstanding in the previous year for equipment purchases were fully paid during fiscal year 1999, but new equipment for the automated production line were put into place during fiscal year 1999. Interest income decreased $44,000 or 36% from $123,000 in fiscal year 1998 to $79,000 in fiscal year 1999 as the interest earned on available funds was less than in the previous fiscal year primarily due to lower cash balances on hand during the current fiscal year.


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

       Research and development expense increased $477,000 or 59% from $810,000 in Fiscal Year 1997 to $1,287,000 in Fiscal Year 1998 due to increasing development work on commercial plastic stack products. Research and development represented approximately 10% of sales for Fiscal Year 1998 as compared to 6% of sales for the previous year.

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

Liquidity and Capital Resources


       The Company's primary source of liquidity during fiscal year 1999 was from the $4.3 million net cash proceeds from the sale of 900,000 shares of Common Stock in February 1996. Cash used in operating activities was $1,841,000 and consisted primarily from the loss for the fiscal year of approximately $3,612,000 and an increase in accounts receivable and inventory. These cash uses were offset by $1,136,000 of depreciation and amortization, the write-off of property of $372,000, and increases in accounts payable and other accrued expenses.

       Cash used in investing activities consisted of approximately $117,000 of capitalized engineering labor and approximately $441,000 for the purchase of manufacturing and test equipment, computers, machinery and tooling. The Company has no material commitments for capital expenditures in the fiscal year ending February 28, 2000.

       As of February 28, 1999, the Company had recorded in the financial records a $1.8 million loan payable to a major shareholder with interest at 5% per annum, payable quarterly. The Company also had a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly and the principal on both loans due in October 1999. These loans are collateralized by all of the Company's assets, although the major shareholder had agreed to subordinate its security interest in accounts receivable in order to permit the Company to obtain conventional bank financing for accounts receivable. Otherwise, these loans preclude the Company from incurring additional debt without the consent of the lenders except for purchase money indebtedness incurred for the purchase or lease of equipment and machinery.

       On April 8, 1999, the Company amended the terms of the loan agreements. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125, representing the approximate current market price at the date of the amendment. The remaining outstanding principal will accrue interest at 8.75% per annum, with interest-only payments due quarterly and the principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock based at a price of $1.8125 per share on the terms defined in the agreement.

       The loans are collateralized by all of the Company's assets, but Euroventures agreed to release its security interest in the Company's assets once a formal credit facility has been offered to the Company. This will allow to obtain conventional bank financing, collateralized by the Company's assets.

       The Company also has a loan from a Belgian bank due November 2000 which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semiannually. At February 28, 1999, the outstanding principal amount was $282,212. Principal and interest payments on this loan totaled $172,628 in Fiscal Year 1999.

       Despite a loss of $3,638,000 during fiscal year 1999, the Company ended the fiscal year with a cash balance of approximately $1.3 million, working capital of $3.3 million and a current ratio of 1.9 to 1.0. Management believes that this positive cash position, together with working capital, and a credit facility, if the Company obtains one, should be adequate to implement management's business plan and to meet the Company's foreseeable needs. The Company is currently obtaining bids for a credit facility and has received three letters of interest to provide a credit facility to the Company. There can be no assurance that a credit facility will be available or secured on terms satisfactory to the Company, or at all. If the Company is unsuccessful in obtaining the credit facility, it may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. Failure to raise capital when needed could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Cautionary Statements."


Certain Factors that may affect future results

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

         The Company has already completed the review of its internal business processes, obtained assurances of compliance in the form of "Year 2000 Readiness Disclosure Statements" which the Company relies upon, a completed internal testing for the new software and hardware that the Company has installed to replace known non-compliant items. The final item (a piece of test equipment) has been evaluated for its compliance with the Year 2000. The piece of test equipment was found to be compliant to year 2000 issues, and has been placed on order. Once received the Company will be compliant with the requirements of Year 2000. The year 2000 project is expected to be fully completed before the end of the Company's second quarter.

         The Company, in the ordinary course of business, does not sell products that are susceptible to Year 2000 compliance problems because the product is not year sensitive. The Company's subsidiary, TypeHaus, Inc. does sell some products that are date sensitive. TypeHaus believes that its products are generally Year 2000 compliant. This means that the use or occurrence of dates on or after January 1, 2000 will not affect the performance of the Company's products with respect to four digits or the ability of such products to correctly create, store, process and output information related to such data. The Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.

         The Company did not create a separate budget for the investigating and remedying issues related to Year 2000 compliance involving the company's own software or systems used in its internal operations. The Company has currently spent approximately $50,000 upgrading internal software and hardware, approximately $40,000 in employee time and expenses and estimates that the balance of the additional hardware will not exceed $25,000.

         In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in the delay of the placement of purchase orders with the Company, which could have an adverse effect on the Company's business, results of operations and financial condition. The Company could also be adversely affected by potential effects such as power, telephone, or data interruptions.


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

Parts Shortages  and  Over-Supplies and Dependence on Suppliers

       The semiconductor industry is characterized by periodic shortages or over-supplies of parts which have in the past and may in the future negatively affect the Company's operations. For example, an over-supply of 16 megabit DRAMs in 1996 resulted in significant price declines which required the Company to make significant inventory reductions in Fiscal Year 1997. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, but it has no long-term supply contracts with any of them. For example, the Company was not able to market its second generation Dense-Stack product when it lost its source of SRAM die.

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

Dependence on Defense-Related Business

       The Company has historically derived a portion of its revenues from defense-related contracts. As a result, the Company's business has been impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, although such products generally have lower margins than defense-related products.

Patent Rights

       The Company's ability to compete effectively is dependent on its proprietary know-how, technology and patent rights. The Company holds U.S. patents on certain aspects of its 3-D stacking technology and has applied for additional patents. There can be no assurance that the Company's patent applications will be approved, that any issued patents will afford the Company's products any competitive advantage or will not be challenged or circumvented by third parties, that the Company's patents do not infringe patents of third parties, that the costs incident to litigation over patent rights will not adversely affect the Company or deter the Company from pursuing its patent rights, or that patents issued to others will not adversely affect the sales, development or commercialization of the Company's future products.


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


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       The information required by Item 7a of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8: FINANCIAL STATEMENTS

       The Company's Financial Statements are included in this report commencing at page F-l.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information set forth under the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held on August 17, 1999, is incorporated herein by reference.


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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the section entitled "Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The required information is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.



ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. The Exhibits listed below have been filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this annual report on Form 10-KSB. The Company will furnish a copy of any exhibit upon request of a shareholder, but a reasonable fee will be charged to cover the Company's expense in furnishing such exhibit.


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

        10.3* 1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended
                 February 29, 1996.

        10.4* 1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

        10.5* Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

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

        10.9* Management Bonus Plan for Fiscal Year 1997, as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.

        10.10**  Amended and Restated Warrant Agreement between the Company and
                 Euroventures Benelux II B.V. dated as of April 1, 1996.

        10.11    Amended Loan Agreement and Registration Agreement between the
                 Company and Euroventures Benelux II B.V. dated as of April 8,
                 1999. Incorporated by reference to Euroventures 13D filing, Date of Event April 08, 1999, filed April 20, 1999.

        21.1     Subsidiaries of the Company - TypeHaus, Inc. incorporated in
                 California on September 8, 1997. See Form 10-KSB Financial
                 Statements - Footnote 1.

        23.1     Independent Auditors' Consent

        27.1     Financial Data Schedule


       * Management contract or compensating plan.
      ** Previously filed.

(b)    Reports on Form 8-K

       None

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 25, 1999                            DENSE-PAC MICROSYSTEMS, INC.


                                              By: /s/ Ted Bruce
                                                  -----------------------------
                                                  Ted Bruce
                                                  Chief Executive Officer
                                                  President & Director

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/  Richard J. Dadamo                                                May 25, 1999
------------------------------------------------
Richard J. Dadamo
Chairman of the Board


       /s/  Ted Bruce                                                        May 25, 1999
------------------------------------------------
Ted Bruce
Chief Executive Officer, President, Director
(Principal Executive Officer)

       /s/  William M. Stowell                                               May 25, 1999
------------------------------------------------
William M. Stowell
Vice President - Finance
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

       /s/  Roger G. Claes                                                   May 25, 1999
------------------------------------------------
Roger G. Claes, Director

       /s/  Robert Southwick                                                 May 25, 1999
------------------------------------------------
Robert Southwick, Director

       /s/  Trude C. Taylor                                                  May 25, 1999
------------------------------------------------
Trude C. Taylor, Director

       /s/  Charles A. Dickinson                                             May 25, 1999
------------------------------------------------
Charles A. Dickinson, Director

DENSE-PAC MICROSYSTEMS, INC.



Consolidated Financial Statements for the
Years Ended February 28, 1999 and 1998,
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc.:


We have audited the accompanying consolidated balance sheets of Dense-Pac Microsystems, Inc. and subsidiary (the Company) as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dense-Pac Microsystems, Inc. and subsidiary as of February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Costa Mesa, California
April 21, 1999

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                              1999                      1998
                                                                          -----------               -----------
ASSETS

CURRENT ASSETS:
Cash                                                                      $ 1,273,887               $ 3,626,388
Accounts receivable, net of allowance for doubtful accounts
  of $110,000 and $100,000 in 1999 and 1998, respectively                   1,756,953                 1,066,553
Inventories, net (Note 2)                                                   3,696,471                 3,090,889
Prepaid expenses and other current assets                                     166,400                   141,538
                                                                          -----------               -----------

    Total current assets                                                    6,893,711                 7,925,368

PROPERTY, net (Notes 3 and 4)                                               3,371,309                 4,299,795

OTHER ASSETS                                                                   14,360                    14,360
                                                                          -----------               -----------

                                                                          $10,279,380               $12,239,523
                                                                          ===========               ===========



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



                                                                            1999                         1998
                                                                         ------------                ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 4)                               $    351,731                $    438,125
Accounts payable                                                            2,793,304                   1,319,486
Accrued compensation                                                          240,762                     240,595
Other accrued liabilities                                                     217,176                     121,435
                                                                         ------------                ------------

    Total current liabilities                                               3,602,973                   2,119,641

NOTES PAYABLE DUE TO RELATED PARTIES (Note 5)                               1,900,000                   1,900,000

LONG-TERM DEBT, less current portion (Note 4)                                 269,157                     597,095

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 5, 7, and 9):
Common stock, no par value; authorized, 40,000,000 shares;
  issued and outstanding, 17,873,400 and 17,596,181 shares
  in 1999 and 1998, respectively                                           17,544,267                  17,022,138
Accumulated deficit                                                       (13,037,017)                 (9,399,351)
                                                                         ------------                ------------

    Total stockholders' equity                                              4,507,250                   7,622,787
                                                                         ------------                ------------

                                                                         $ 10,279,380                $ 12,239,523
                                                                         ============                ============



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------



                                                            1999                        1998
                                                        ------------                ------------
NET SALES (Note 10)                                     $ 12,603,791                $ 13,463,560

COST OF SALES:
Cost of sales                                             10,544,562                  10,612,912
Inventory write-down (Note 2)                                773,954
                                                        ------------                ------------

    Total cost of sales                                   11,318,516                  10,612,912
                                                        ------------                ------------

GROSS PROFIT                                               1,285,275                   2,850,648

COSTS AND EXPENSES (Notes 6 and 11):
Selling, general, and administrative                       3,414,005                   3,474,984
Research and development                                   1,047,249                   1,286,808
Write-off of property (Note 3)                               372,447
                                                        ------------                ------------

      Total costs and expenses                             4,833,701                   4,761,792
                                                        ------------                ------------

LOSS FROM OPERATIONS                                      (3,548,426)                 (1,911,144)

OTHER EXPENSE (INCOME) (Notes 4 and 5):
Interest expense                                             166,270                     170,657
Interest income                                              (79,430)                   (123,408)
                                                        ------------                ------------

    Total other expense, net                                  86,840                      47,249
                                                        ------------                ------------

LOSS BEFORE INCOME TAX PROVISION                          (3,635,266)                 (1,958,393)

INCOME TAX PROVISION (Note 8)                                  2,400                       1,600
                                                        ------------                ------------

NET LOSS                                                $ (3,637,666)               $ (1,959,993)
                                                        ============                ============

BASIC AND DILUTED NET LOSS PER SHARE                    $      (0.20)               $      (0.11)
                                                        ============                ============

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  BASIC AND DILUTED NET LOSS PER SHARE                    17,802,483                  17,239,611
                                                        ============                ============




See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------



                                                           Common stock                                           Total
                                                  -------------------------------          Accumulated        stockholders'
                                                    Shares              Amount               deficit             equity
                                                  ----------         ------------         ------------        -------------
BALANCE, March 1, 1997                            16,997,681         $ 16,065,404         $ (7,439,358)        $  8,626,046

Issuance of common stock upon
  exercise of stock options (Note 9)                 522,619              781,734                                   781,734

Issuance of common stock for acquisition              75,881              175,000                                   175,000

Net loss                                                                                    (1,959,993)          (1,959,993)
                                                  ----------         ------------         ------------         ------------

BALANCE, February 28, 1998                        17,596,181           17,022,138           (9,399,351)           7,622,787

Issuance of common stock upon
  exercise of stock options (Note 9)                 277,219              522,129              522,129

Net loss                                                                                    (3,637,666)          (3,637,666)
                                                  ----------         ------------         ------------         ------------

BALANCE, February 28, 1999                        17,873,400         $ 17,544,267         $(13,037,017)        $  4,507,250
                                                  ==========         ============         ============         ============



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                         1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $(3,637,666)        $(1,959,993)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                        1,135,604           1,119,510
  Write-off of property                                                                  372,447
  Inventory write-down                                                                   773,954
  Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable, net                                                            (690,400)            179,132
    Inventories, net                                                                  (1,379,536)            439,759
    Prepaid expenses and other assets                                                     15,138             (18,550)
    Accounts payable                                                                   1,473,818             245,223
    Accrued compensation                                                                     167            (395,860)
    Other accrued liabilities                                                             95,741              48,387
                                                                                     -----------         -----------

      Net cash used in operating activities                                           (1,840,733)           (342,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (564,272)           (922,671)
Cash paid for acquisition                                                                                   (130,000)
                                                                                     -----------         -----------

      Net cash used in investing activities                                             (564,272)         (1,052,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                    (469,625)           (421,052)
Net proceeds from issuance of common stock                                               522,129             781,734
                                                                                     -----------         -----------

      Net cash provided by financing activities                                           52,504             360,682
                                                                                     -----------         -----------



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



                                                                                        1999                1998
                                                                                     -----------         -----------
NET DECREASE IN CASH                                                                 $(2,352,501)        $(1,034,381)

CASH, beginning of year                                                                3,626,388           4,660,769
                                                                                     -----------         -----------

CASH, end of year                                                                    $ 1,273,887         $ 3,626,388
                                                                                     ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
Cash paid during the year for:
    Interest                                                                         $   166,149         $   174,072
                                                                                     ===========         ===========
    Income taxes                                                                     $     2,400         $       800
                                                                                     ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of property for note payable                                             $        --         $   284,529
                                                                                     ===========         ===========
Acquisition of property under capital leases                                         $    55,293         $        --
                                                                                     ===========         ===========
Disposal of property for note receivable                                             $    40,000         $        --
                                                                                     ===========         ===========

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

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - Dense-Pac Microsystems, Inc. (Dense-Pac or the Parent Company), a California corporation, and its wholly owned subsidiary, TypeHaus, Inc. (TypeHaus) (together, the Company), designs and manufactures proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government. The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries.

         In September 1997, Dense-Pac acquired substantially all of the assets of TypeHaus, Inc. for $305,000, consisting of $130,000 in cash and $175,000 in common stock of Dense-Pac. TypeHaus, Inc. was a privately held Texas corporation providing printer media devices, printer memory, and electronic laser printer products to a variety of OEM customers. TypeHaus also supplied custom memory subsystems and support software for OEM manufacturers of laser printers. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to tangible assets acquired ($245,000), and a covenant not-to-compete ($60,000).

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Dense-Pac Microsystems, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

         Fair Value of Financial Instruments - The Company's balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities, and debt. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company believes the carrying value of its long-term debt approximates its fair value or the interest rate approximates a rate the Company could obtain under similar terms at the balance sheet date. Based on borrowing rates currently available to the Company for loans with similar terms, the fair value of notes payable to related parties at February 28, 1999, is approximately $1,836,000.

         Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Market is based upon estimated realizable value reduced by normal gross margin. The Company regularly monitors inventories for excess or obsolete items and makes any necessary adjustments when such adjustments are required.

         Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------


         carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at February 28, 1999.

         Property - Property is stated at cost less accumulated depreciation and amortization (Note 3). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease. Direct costs associated with the development of software and test boards used for internal product testing are capitalized and amortized on a straight-line basis over three years.

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

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented. For fiscal 1999 and 1998, common equivalent shares have been excluded from the computation, as their effect was antidilutive.

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

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------


         Significant Concentrations - The semiconductor industry is highly cyclical and has been subject to significant downturns, at various times, that have been characterized by diminished product demand, production over capacity, and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for products is dependent on industrywide demand and capacity, and such prices have historically been subject to rapid change.

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

         Comprehensive Income - In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The Company had no items of other comprehensive income, as defined, for fiscal years 1999 and 1998.

         Segment Information - In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers (Note 10).

         Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments nor does it engage in hedging activity and, therefore, does not believe that the adoption of SFAS No. 133 will have an impact on the Company's financial statements.

         Reclassifications - Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------


2.       INVENTORIES

         Inventories consist of the following:


                                        1999               1998
                                     ----------        ----------
            Raw materials            $1,092,065        $1,054,503
            Work-in-process           1,940,470         1,284,282
            Finished goods              663,936           752,104
                                     ----------        ----------

            Total inventories        $3,696,471        $3,090,889
                                     ==========        ==========

         During the second quarter of fiscal year 1999, the Company recorded an inventory write-down of $773,954 associated with the discontinuance of certain low-end commercial product lines and commercial ceramic memory modules.


3.       PROPERTY

         Property consists of the following:


                                                                      1999                1998
                                                                  -----------         -----------
            Machinery and equipment                               $ 5,334,087         $ 6,091,272
            Furniture and fixtures                                    184,347             175,837
            Leasehold improvements                                    372,495             357,515
            Computer software and equipment financed
              under capital leases                                    143,761              88,468
                                                                  -----------         -----------

                                                                    6,034,690           6,713,092
            Less accumulated depreciation and amortization         (2,663,381)         (2,413,297)
                                                                  -----------         -----------

            Property, net                                         $ 3,371,309         $ 4,299,795
                                                                  ===========         ===========

         During the second quarter of fiscal year 1999, certain property with a net book value of $372,447 was written off in accordance with SFAS No. 121, associated with the discontinuance of product lines to which the property related. The property written off was related to the segment of the Company's business engaged in the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products (Note 10).

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------


4.       LONG-TERM DEBT

         Long-term debt consists of the following:



                                                                                                    1999                1998
               Note payable to bank, collateralized by substantially all of the Company's assets, payable in 20 semi-annual principal payments of $70,553, plus
                 interest; interest rate determined as LIBOR rate on payment dates, plus 2%      $   282,212         $   423,318


               Notes payable to finance company, collateralized by fixed assets, bearing interest at rates ranging from 8.5% to 10.1%, payable in monthly installments of principal and interest, maturing at various dates through
                 April 1999                                                                          305,460             555,921

               Obligations under capital leases, bearing interest at rates ranging from
                 11.1% to 14.6%, maturing at various dates through May 2001                           33,216              55,981
                                                                                                 -----------         -----------

                                                                                                     620,888           1,035,220
               Less current portion of other long-term debt                                         (351,731)           (438,125)
                                                                                                 -----------         -----------
                                                                                                 $   269,157         $   597,095
                                                                                                 ===========         ===========

            Long-term debt at February 28, 1999, matures as follows:

               Fiscal year ending:
                2000                                                                                                 $   351,731
                2001                                                                                                     264,376
                2002                                                                                                       4,781
                                                                                                                     -----------
                                                                                                                     $   620,888
                                                                                                                     ===========


5.       RELATED-PARTY BORROWINGS

         The Company has a loan agreement with related parties. Under the terms of the amended loan agreement, $1,800,000 of the principal amount accrues interest at 5% per annum and $100,000 accrues interest at 8% per annum, with interest-only payments due quarterly and principal due on October 12,

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



         1999. In connection with the amended loan agreement, the Company issued four-year warrants, which expire on October 12, 1999, to purchase 375,000 shares of the Company's common stock at a price of $7.00 per share.

         Under the terms of the warrant agreement, if at any time after April 1, 1996, the Company sells any common stock, other than pursuant to employee benefit plans or warrants outstanding as of April 1, 1996, at a price that is less than $7.00 per share, the exercise price of the warrants is subject to adjustment. In connection with the acquisition of TypeHaus (Note 1), the Company obtained a one-time waiver from the related parties regarding the price adjustment of the outstanding warrants. At February 28, 1999, all the warrants were outstanding and exercisable.

         Interest expense related to these borrowings was $94,000 for both fiscal years 1999 and 1998.

         On April 8, 1999, the Company amended the terms of the loan agreements. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the approximate fair market value of the Company's common stock at the date of the amendment. The remaining outstanding principal will accrue interest at 8.75% per annum, with interest-only payments due quarterly and principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock based on the terms defined in the agreement.

         As a result of the above amendment, the $1,900,000 balance outstanding at February 28, 1999 has been shown as a long-term liability in the accompanying consolidated financial statements.


6.       COMMITMENTS AND CONTINGENCIES

         The Company leases its office and manufacturing facility under an operating lease arrangement that expires on January 31, 2001. The facility lease requires additional payments for property taxes, insurance, and maintenance costs. The following table summarizes the future minimum payments under the Company's operating leases at February 28, 1999:


            Year ending February 28:
             2000                                      $145,822
             2001                                       133,670
                                                       --------

            Total future minimum lease payments        $279,492
                                                       ========

         Rent expense relating to the operating lease was approximately $142,000 and $150,000 for fiscal years 1999 and 1998, respectively.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



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

         In January 1995, the Company issued warrants to purchase 12,000 shares of the Company's common stock at $2.25 per share, as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants became exercisable in four installments of 3,000 warrants each in six-month intervals commencing July 1, 1995. Each installment is exercisable for a period of 32 months. At February 28, 1999, 6,000 warrants had lapsed and 6,000 warrants were outstanding and exercisable.

         In March 1996, the Company issued additional warrants to purchase 15,000 shares of the Company's common stock at $7.00 per share to the same vendor as additional compensation for services rendered. Under the terms of the warrant agreement, the warrants become exercisable in four installments of 3,750 warrants, each in one-year intervals commencing March 18, 1997, provided that the services are still being utilized by the Company. During fiscal 1998, the Company terminated its relationship with the vendor and all of the outstanding warrants were canceled. No warrants were exercised as a result of this agreement.


8.       INCOME TAXES

         The income tax provision consists of the following:


                               1999          1998
                              -----         -----
            Current:
              Federal        $   --        $   --
              State           2,400         1,600
                             ------        ------
                              2,400         1,600

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                     1999                1998
                                                  -----------         -----------
            Deferred:
              Federal                             $(1,183,641)        $(1,053,430)
              State                                  (194,612)           (191,952)
                                                  -----------         -----------

                                                   (1,378,253)         (1,245,382)
            Change in valuation allowance           1,378,253           1,245,382
                                                  -----------         -----------

            Total net change for deferrals
                                                  -----------         -----------

            Total income tax provision            $     2,400         $     1,600
                                                  ===========         ===========

         The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28:


                                                                             1999                1998
                                                                          -----------         -----------
            Deferred tax assets:
              Inventories                                                 $   209,829         $   152,919
              Other reserves                                                   69,608              84,238
              State taxes                                                         816                 272
              Potential stock option income tax benefits                      683,416             663,827
              Net operating loss carryforwards, general business
                credit carryforwards, and AMT credit carryforwards          4,949,414           3,730,144
                                                                          -----------         -----------

            Total gross deferred assets                                     5,913,083           4,631,400
            Deferred tax liability - depreciation and amortization            (89,159)           (185,729)
                                                                          -----------         -----------

                                                                            5,823,924           4,445,671
            Valuation allowance                                            (5,823,924)         (4,445,671)
                                                                          -----------         -----------

            Net deferred income taxes                                     $        --         $        --
                                                                          ===========         ===========


         As of February 28, 1999, a valuation allowance of $5,823,924 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



         A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:


                                          1999         1998
                                          ----         ----
            Federal statutory rate        (35)%        (35)%
            Valuation allowance            34           34
            Other                           1            1
                                          ---          ---
                                           -- %         -- %
                                          ===          ===


         As of February 28, 1999, the Company had federal and state net operating loss carryforwards of $14,340,680 and $5,508,733, respectively. The federal net operating losses begin to expire in 2002, while the state net operating losses begin to expire in 2000. As of February 28, 1999, the Company had federal and state tax credit carryforwards of $266,411 and $277,015, respectively. The federal tax credits begin to expire in 2006, while the state tax credits begin to expire in 2004.


9.       EMPLOYEE STOCK OPTION PLANS

         At February 28, 1999, options to purchase 235,550 shares of the Company's common stock were outstanding under the Company's 1985 Stock Option Plan, of which options to purchase 211,175 shares were exercisable. Options issued under this plan were granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1999, no shares were available for future grants under the Plan.

         In January 1996, the Company adopted the 1996 Stock Option Plan (Plan). Under the terms of the Plan, options to purchase 3,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors, and consultants.

         At February 28, 1999, options to purchase 1,576,000 shares of the Company's common stock were outstanding under the 1996 Stock Option Plan, of which options to purchase 406,072 shares were exercisable. Options issued under this Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 1999, 1,117,000 shares were available for future grants under the Plan.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



         A summary of activity for the stock option plans is as follows:


                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                         NUMBER OF             EXERCISE
                                                                          SHARES                 PRICE
                                                                         ---------             --------
            OUTSTANDING, March 1, 1997                                   2,090,000             $   1.79

              Granted (weighted average fair value of $1.19)               698,000             $   2.39
              Exercised                                                   (522,619)            $   1.50
              Canceled                                                    (363,137)            $   2.26
                                                                       -----------

            OUTSTANDING, February 28, 1998                               1,902,244             $   2.01

              Granted (weighted average fair value of $1.14)             1,901,700             $   1.19
              Exercised                                                   (277,219)            $   1.88
              Canceled                                                  (1,715,175)            $   2.03
                                                                       -----------

            OUTSTANDING, February 28, 1999                               1,811,550             $   1.16
                                                                       ===========

         Additional information regarding options outstanding as of February 28, 1999, is as follows:


                                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                   ----------------------------------------------------         ------------------------------
                                                       WEIGHTED AVERAGE       WEIGHTED                               WEIGHTED
               RANGE OF                                    REMAINING          AVERAGE                                AVERAGE
               EXERCISE              NUMBER               CONTRACTUAL         EXERCISE             NUMBER             EXERCISE
                PRICES             OUTSTANDING            LIFE (YEARS)         PRICE            EXERCISABLE            PRICE
            -------------          -----------         ----------------       -------           -----------          ---------
            $0.81 - $0.99              16,250                 9.3             $  0.93               1,250             $  0.81
            $1.00 - $1.99           1,750,175                 8.4             $  1.23             572,622             $  1.28
            $2.00 - $2.99              43,125                 4.8             $  2.58              41,875             $  2.58
                    $4.41               2,000                 6.6             $  4.41               1,500             $  4.41
                                    ---------                                                   ---------
                                    1,811,550                                                     617,247
                                    =========                                                   =========


         Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



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

         The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:


                                                                FOR OPTIONS
                                                               GRANTED DURING:
            ASSUMPTIONS                                      1999           1998
                                                            --------------------
            Expected life, following vesting (months)           42            42
            Stock volatility                                124.09%        65.00%
            Risk-free interest rate                           5.55%         5.50%
            Dividends during the expected term                None          None


         The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period the awards, results would have been as follows:


                                                   1999               1998
                                                -----------        -----------
            Net loss as reported                $(3,637,666)       $(1,959,993)
            Pro forma net loss                  $(4,291,311)       $(2,593,063)
            Pro forma net loss per share:
              Basic and diluted                 $     (0.24)       $     (0.15)


10.      SEGMENT INFORMATION

         The Company engages in business activity primarily in two operating segments: the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products and the design and manufacturing of memory and memory-related products for the laser printer industry (through its wholly owned subsidiary, TypeHaus, Inc.).

DENSE-PAC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------



         Operating segment data for fiscal years 1999 and 1998 were as follows:



FISCAL YEAR 1999


                                                                     TYPEHAUS,
                                                  DENSE-PAC             INC.         ELIMINATIONS          TOTAL
                                                ------------        ----------       ------------       -----------
            Net sales                           $ 11,199,851        $1,424,176       $   (20,236)       $12,603,791
            Net (loss) income                     (3,798,496)          160,830                           (3,637,666)
            Depreciation and amortization          1,054,800            80,804                            1,135,604
            Other expense, net                        86,840                                                 86,840
            Total assets                           9,661,920           627,460           (10,000)        10,279,380
            Capital expenditures                     573,525            46,040                              619,565


FISCAL YEAR 1998

                                                                    TYPEHAUS,
                                                  DENSE-PAC            INC.         ELIMINATIONS            TOTAL
                                                ------------        ---------       ------------        -----------
            Net sales                           $ 13,279,347        $ 184,213        $        --        $13,463,560
            Net (loss) income                     (1,778,263)        (181,730)                           (1,959,993)
            Depreciation and amortization          1,079,508           40,002                             1,119,510
            Other expense, net                        47,249                                                 47,249
            Total assets                          11,741,194          508,329            (10,000)        12,239,523
            Capital expenditures                   1,072,809          134,391                             1,207,200


         The Company had export sales (primarily to Western European customers) accounting for approximately 12% and 15% of net sales for fiscal years 1999 and 1998, respectively.


11.      BENEFIT AND COMPENSATION PLANS

         The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $41,944 and $45,525 to the 401(k) plan during fiscal years 1999 and 1998, respectively.

         The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. No profit sharing expense was recorded in fiscal years 1999 and 1998.

                                   * * * * * *