Form 10QSB
period 1999-05-31
DENSE PAC MICROSYSTEMS INC
filed 1999-07-15
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 1999

    - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________

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

                             YES [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of common stock, no par value, outstanding as of June 30 was 18,535,469.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

--------------------------------------------------------------------------------
                                                                 TOTAL PAGES: 10

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                                  May 31,              February 28,
                                                   1999                   1999
                                               ------------           ------------
                                                (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                  $  1,571,378           $  1,273,887
    Accounts receivable, net                      2,055,500              1,756,953
    Inventories                                   2,847,190              3,696,471
    Other current assets                            174,626                166,400
                                               ------------           ------------

        Total current assets                      6,648,694              6,893,711

Property, net                                     3,832,351              3,371,309

Other assets                                         14,360                 14,360
                                               ------------           ------------
                                               $ 10,495,405           $ 10,279,380
                                               ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt               424,974                351,731
    Accounts payable                              2,378,553              2,793,304
    Accrued compensation                            261,939                240,762
    Other accrued liabilities                       341,538                217,176
                                               ------------           ------------
          Total current liabilities               3,407,004              3,602,973
                                               ------------           ------------

Note payable to related parties                     700,000              1,900,000
                                               ------------           ------------

Other long-term debt                                459,499                269,157
                                               ------------           ------------

Stockholders' equity
    Common stock                                 18,762,426             17,544,267
    Accumulated deficit                         (12,833,524)           (13,037,017)
                                               ------------           ------------

         Total stockholders' equity               5,928,902              4,507,250
                                               ------------           ------------

                                               $ 10,495,405           $ 10,279,380
                                               ============           ============


See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                           and Consolidated Subsidiary
                              Summary of Operations
                                   (Unaudited)


                                                       For the quarter ended
                                                -----------------------------------
                                                   May 31,                May 31,
                                                    1999                   1998
                                                ------------           ------------

NET SALES                                       $  6,041,037           $  2,204,698

COST OF SALES                                      4,599,713              1,742,228
                                                ------------           ------------

GROSS PROFIT                                       1,441,324                462,470

COSTS AND EXPENSES:
   Selling, general and administrative             1,027,226                780,923
   Research and development                          178,653                328,476
   Other costs
                                                ------------           ------------
       Total costs and expenses                    1,205,879              1,109,399

PROFIT (LOSS) FROM OPERATIONS                        235,445               (646,929)
                                                ------------           ------------

OTHER EXPENSE (INCOME)
    Interest expense                                  38,590                 58,854
    Interest income                                   (6,638)               (33,712)
                                                ------------           ------------
Total other expense (income)                          31,952                 25,142

INCOME (LOSS) BEFORE INCOME TAX
 PROVISION                                           203,493               (672,071)

INCOME TAX PROVISION                                       -                  2,400
                                                ------------           ------------

NET INCOME (LOSS)                               $    203,493           $   (674,471)
                                                ============           ============

BASIC AND DILUTED NET
LOSS PER SHARE                                  $       0.01           ($      0.04)
                                                ============           ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                            18,300,000             17,800,000
                                                ============           ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED                          19,700,000             17,800,000
                                                ============           ============


See accompanying notes to condensed consolidated financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)


                                                                                          For the three months ended
                                                                                      ---------------------------------
                                                                                        May 31,                May 31,
                                                                                          1999                  1998
                                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                    $   203,493           $  (674,471)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
  Depreciation and amortization                                                           262,072               286,307

Changes in operating assets and liabilities:
     Accounts receivable                                                                 (298,547)             (342,443)
     Inventories                                                                          849,281                77,302
     Other current assets                                                                  (8,226)              (11,737)
     Accounts payable                                                                    (414,751)             (250,342)
     Accrued compensation                                                                  21,177               (20,068)
     Other accrued liabilities                                                            124,362                15,375
                                                                                      -----------           -----------

Net cash provided by (used in) operations:                                                738,861              (920,077)
                                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                       (364,199)             (271,746)
                                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                                                (95,330)              (54,550)
Proceeds from issuance of common stock                                                     18,159               383,529
                                                                                      -----------           -----------

Net cash used in financing activities                                                     (77,171)              328,979
                                                                                      -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                           297,491              (862,844)

CASH, BEGINNING OF YEAR                                                                 1,273,887             3,626,388
                                                                                      -----------           -----------

CASH, END OF QUARTER                                                                  $ 1,571,378           $ 2,763,544
                                                                                      ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                         $    20,648           $    46,854
                                                                                      ===========           ===========
Income taxes paid                                                                     $         0           $     2,400
                                                                                      ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Acquisition of property under capital leases                                          $   358,915
                                                                                      ===========
Conversion of notes payable to related parties to common stock                        $ 1,200,000
                                                                                      ===========


See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc. (Dense-Pac or the Parent Company), a California corporation, and its wholly-owned subsidiary, TypeHaus, Inc. (TypeHaus) (together, the Company) designs and manufacturers proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government. The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. TypeHaus provides printer media devices, printer memory, and electronic laser products to a variety of OEM customers. It also supplies custom memory subsystems and support software for OEM manufacturers of laser printers.



NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 1999 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1999 and May 31, 1998, and the results of its operations and its cash flows for the quarters ended May 31, 1999 and 1998. Results for the interim periods are not necessarily indicative of those to be expected for the full year.



NOTE 3 - Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments nor does it engage in hedging activity and, therefore, does not believe that the adoption of SFAS No. 133 will have an impact on the Company's financial statements.

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company engages in business activity primarily in two operating segments: the design and manufacturing of proprietary and patented three-dimensional, high-density semiconductor products and the design and manufacturing of memory and memory related products for the laser printer industry (through its wholly-owned subsidiary, TypeHaus, Inc.). Required operating segment data were as follows:

Quarter ended May 31, 1999:      Dense-Pac             TypeHaus           Eliminations             Total
---------------------------     -----------          -----------          ------------          -----------
Net sales                       $ 5,628,177          $   419,860          ($    7,000)          $ 6,041,037
Net income                      $   141,948          $    61,545                    -           $   203,493
Total assets                    $ 9,755,003          $   750,402          ($   10,000)          $10,495,405

Quarter ended May 31, 1998:     Dense-Pac              TypeHaus            Eliminations               Total
---------------------------   ------------           ------------          ------------           ------------
Net sales                     $  1,920,193           $    284,505                     -           $  2,204,698
Net income                    ($   749,793)          $     75,322                     -           ($   674,471)
Total assets                  $ 11,037,752           $    611,246          ($    10,000)          $ 11,638,998


NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the three months ended May 31, 1999:

                                 Number of               Price per                Number of
                                   Shares                  Share             Options Exercisable
                                 ---------             --------------        -------------------
Balance, February 28, 1999       1,811,550             $ .81 - $ 4.41              617,247
                                 ---------             --------------              =======
              Granted              205,000              1.58 -   2.25
              Exercised         (   15,000)             1.00
              Canceled                 -0-
                                 ---------             --------------
Balance, May 31, 1999            2,001,550             $ .81 - $ 4.41              649,602
                                 =========             ==============              =======


NOTE 5 - The weighted average shares outstanding during the three month period ended May 31, 1999 was 18,300,000 and the fully diluted shares outstanding for the three month period was 19,700,000. Options and warrants to purchase shares of common stock during these periods were included in the above calculations.



ITEM 2 - Management's Discussion and Analysis or Plan of Operation


RESULTS  OF OPERATIONS

        Net sales for the quarter ended May 31, 1999 increased $ 3,836,339 or 174% compared to the quarter ended May 31, 1998. The increase in net sales for the quarter ended May 31, 1999, when compared to the same quarter in the prior year was due primarily to a focused sales effort associated with the Company's high density commercial products. In the prior quarter ended May 31, 1998, the Company marketed a significant number of off-the-shelf type commercial products and concentrated a majority of its efforts on selling these lower margin commercial products. In August 1998, the Company changed its marketing strategy to offer only the patented technology in and a form to support a larger customer base. Additionally in August 1998, the sales department was re-structured to differentiate sales personnel in the areas of commercial sales or in the area of industrial, defense and aerospace sales. This has increased the effectiveness of the sales personnel as individuals could be utilized based on their experience. With each quarter, these changes have made the sales efforts were more productive, increasing the revenue associated with the Company's focused product line. See "Forward Looking Statements."

        For the first quarter, approximately $420,000 of revenue was generated from the Company's wholly-owned subsidiary as compared to $443,000 in the previous year's first quarter.

        Gross profit as a percentage of sales was 24% for the three month period ended May 31, 1999, as compared to 21% for the three month period ended May 31, 1998. The slight increase in the gross margin for the first quarter ended May 31, 1999 can be attributed to the type of products that the company was selling during the comparable quarters. Specifically, the Company increased its production during the first quarter ending May 31, 1999 creating an increase in the economics of production. The Company also shipped orders for approximately $1,600,000, where the margin was low due to fact that the Company procured the memory for the order. The practice of buying memory for stacking orders was stopped in the first quarter when the Company decided that it would no longer purchase commercial memory for the customer's order, but rather required the customer to consign the memory to the Company.

        During the third quarter of fiscal year 1999, the Company reduced its offering of commercial products and focused on those products that related to the Company's proprietary packaging technology. In this manner, the Company believes that the Company has been able to define a niche for the products that use a unique proprietary stacking technology and has been marketing these products to a defined market. The Company believes that margins should improve due to increased production. See "Forward-Looking Statements."

        Selling, general and administrative expenses increased in the first quarter of fiscal 2000 by $ 246,000 or 32% from the first quarter of the prior fiscal year. The increase in general and administrative expenses can be attributed to an increase in recruitment expenses and employee costs associated with the increase in business volume. There were also increases in legal expense of $137,000 associated with a patent infringement lawsuit and other legal expenses.

        For the quarter ended May 31, 1999, research and development costs decreased $150,000 or 46% from the same quarter in the previous fiscal year. The decrease is primarily due to the completion in the first quarter of fiscal 1999, of the research necessary to develop and produce the commercial plastic product that the Company is currently selling. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".

        For the three months ended May 31, 1999, other expenses increased $7,000 from the same period last year. This increase is due to additional interest expense associated with the utilization of debt to finance equipment purchases and a decrease in interest income due to the lower cash balance.


LIQUIDITY  AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the first quarter of fiscal 2000 was the cash generated from the operations and the $4.3 million cash from the private placement of stock completed in February 1996. The Company is seeking to continue improving its operating performance in order to generate cash for operation purposes. Assuming that the Company is successful in its efforts to significantly improve its financial performance, the Company believes that the remaining proceeds from the private placement and cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a written commitment from an accounts receivable factoring company for a one million dollar credit facility if the need should arise for additional working capital to support operations. See "Forward Looking Statements."

        Net cash provided by operations was approximately $739,000 during the first quarter of fiscal year 2000 which was generated from the profitable results of operations. These increases were offset by depreciation and amortization of $262,000 and a decrease in inventories of $849,000.

        The Company purchased approximately $723,000 in new equipment during the first quarter of fiscal year 2000. The Company is expecting that it will incur additional lease debt with the purchase of additional equipment during the next quarter. The Company expects that it will not purchase more than one million dollars in additional equipment for the remainder of the year. See "Forward-Looking Statements".

        On April 8, 1999, the Company amended the terms of its $1.8 million loan payable to a major shareholder, and a $100,000 loan payable to a director. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the approximate fair market value of the Company's common stock at the date of the amendment. The remaining outstanding principal will accrue interest at 8.75% per annum, with interest only payments due quarterly and the principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock at the price of $1.8125, based on the terms defined in the agreement.

        The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At May 31, 1999, the outstanding amount was $282,212.



CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

Year 2000 Disclosure Statement

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

        The Company has recently completed a program to assess and address year 2000 compliance of its software and systems in its internal business processes, and obtained assurances of compliance from the manufacturers of these products and their agreement to modify or replace all non-compliant products. In addition, the Company converted certain of its software and systems to commercial products that are believed to be Year 2000 compliant. Based on the information available to date, the Company believes it has completed its Year 2000 compliance review and made the necessary modifications. Nevertheless, particularly to the extent the Company is relying on the representations of vendors that they are Year 2000 compliant, there can be no assurances that the these representations are accurate. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience problems in the represented Year 2000 compliant products, the Company could incur substantial costs and disruption of its business, which would potentially have a material effect on the Company's business and results of operations.

        The Company, in its ordinary course of business, tests and evaluates its own products. The Company believes that its products are generally Year 2000 ready, meaning that that use or occurrence of dates on or after January 1, 2000 will not affect the performance of the Company's products with respect to four digits dependent data or the ability of such products to correctly create, store, process and output information related to such date data. The Company has warranted that the use or occurrence of dates on dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digits date dependent data or the ability to create, store, process and output information related to such data.

        To date, the Company has not created a separate budget for investigating and remedying issues related to Year 2000 compliance involving the Company's own software or systems used in its internal operations. The Year 2000 program has cost the Company approximately $100,000. There can be no assurances that future Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1999 under the heading "Cautionary Statements". Investors are cautioned against ascribing undue weight to any forward looking statements herein.

                           PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings

        On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-compliant in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology infringement has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. In April 1999, Dense-Pac filed two motions for summary judgement, one relating to non-infringement of the Simple patent and the second relating to previous public art, which may invalidate the claims in the Simple Technology patent. The ultimate outcome or any resulting potential loss cannot be determined at this time.


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



                                   DENSE-PAC MICROSYSTEMS, INC.
                                   (Small Business Issuer)


       July 14, 1999               /s/ TED BRUCE
----------------------------       ---------------------------------------------
Date                               Ted Bruce, Chief Executive Officer




       July 14, 1999               /s/ WILLIAM M. STOWELL
----------------------------       ---------------------------------------------
Date                               William M. Stowell, Chief Financial Officer