Form 10QSB
period 1999-08-31
DENSE PAC MICROSYSTEMS INC
filed 1999-10-12
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

    -   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to_________________

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

                   YES   [X]                     NO    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of common stock, no par value, outstanding as of September 20, 1999 was 18,612,519.

Transitional Small Business Disclosure Format (check one): Yes  [ ]    No  [x]
--------------------------------------------------------------------------------
                                                                TOTAL PAGES:  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet

                                                                          August 31,         February 28,
                                                                             1999                1999
                                                                         ------------        ------------
                                                                         (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                            $  1,908,303        $  1,273,887
    Accounts receivable, net                                                3,181,643           1,756,953
    Inventories                                                             2,183,422           3,696,471
    Other current assets                                                      115,296             166,400
                                                                         ------------        ------------
        Total current assets                                                7,388,664           6,893,711

Property, net                                                               3,998,777           3,371,309

Other assets                                                                   14,360              14,360
                                                                         ------------        ------------
                                                                         $ 11,401,801        $ 10,279,380
                                                                         ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                         473,801             351,731
    Accounts payable                                                        2,315,048           2,793,304
    Accrued compensation                                                      493,707             240,762
    Other accrued liabilities                                                 175,723             217,176
                                                                         ------------        ------------
          Total current liabilities                                         3,458,279           3,602,973
                                                                         ------------        ------------

Note payable to related parties                                               700,000           1,900,000
                                                                         ------------        ------------

Other long-term debt                                                          571,875             269,157
                                                                         ------------        ------------


Stockholders' equity
    Common stock                                                           18,825,476          17,544,267
    Accumulated deficit                                                   (12,153,829)        (13,037,017)
                                                                         ------------        ------------
         Total stockholders' equity                                         6,671,647           4,507,250
                                                                         ------------        ------------
                                                                         $ 11,401,801        $ 10,279,380
                                                                         ============        ============



See accompany notes to consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                           and Consolidated Subsidiary
                              Summary of Operations
                                  (Unaudited)


                                                  For the quarter ended                    Six months ended
                                              August 31,          August 31,          August 31,          August 31,
                                                 1999                1998                1999                1998
                                             ------------        ------------        ------------        ------------
NET SALES                                    $  7,355,581        $  2,775,525        $ 13,396,618        $  4,980,223

COST OF SALES
   Cost of sales                                4,805,052           3,149,496           9,404,765           4,891,724
   Inventory write-down                                               773,954                                 773,954
                                             ------------        ------------        ------------        ------------
        Total cost of sales                     4,805,052           3,923,450           9,404,765           5,665,678

GROSS PROFIT (LOSS)                             2,550,529          (1,147,925)          3,991,853            (685,455)

COSTS AND EXPENSES:
   Selling, general and administrative          1,499,289             835,037           2,526,515           1,615,960
   Research and development                       263,562             326,553             442,215             655,029
   Other costs                                                        372,447                                 372,447
                                             ------------        ------------        ------------        ------------
       Total costs and expenses                 1,762,851           1,534,037           2,968,730           2,643,436

PROFIT (LOSS) FROM OPERATIONS                     787,678          (2,681,962)          1,023,123          (3,328,891)
                                             ------------        ------------        ------------        ------------


OTHER EXPENSE (INCOME)
    Interest expense                               94,996              70,897             133,586             129,751
    Interest income                                (7,813)            (36,253)            (14,451)            (69,965)
                                             ------------        ------------        ------------        ------------
Total other expense (income)                       87,183              34,644             119,135              59,786

PROFIT (LOSS) BEFORE INCOME
 TAX PROVISION                                    700,495          (2,716,606)            903,988          (3,388,677)

INCOME TAX PROVISION                               20,800               2,400              20,800                 800
                                             ------------        ------------        ------------        ------------

NET PROFIT (LOSS)                            $    679,695        $ (2,719,006)       $    883,188        $ (3,389,477)
                                             ============        ============        ============        ============

BASIC NET INCOME
(LOSS) PER SHARE                             $       0.04        ($      0.15)       $       0.05        ($      0.19)
                                             ============        ============        ============        ============

DILUTED NET INCOME
(LOSS) PER SHARE                             $       0.03        ($      0.15)       $       0.04        ($      0.19)
                                             ============        ============        ============        ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC
 INCOME (LOSS) PER SHARE                       18,595,000          17,732,000          18,460,000          17,740,000
                                             ============        ============        ============        ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE DILUTED
 INCOME (LOSS) PER SHARE                       19,876,000          17,732,000          19,689,000          17,740,000
                                             ============        ============        ============        ============

See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                                        For the six months ended
                                                                      August 31,         August 31,
                                                                         1999               1998
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $   883,188        $(3,391,077)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
  Depreciation and amortization                                          679,704            574,873
  Write-off of fixed assets                                                                 373,196
  Inventory write-down                                                                      773,954

Changes in operating assets and liabilities:
     Accounts receivable                                              (1,424,690)          (359,539)
     Inventories                                                       1,513,049            (38,969)
     Other current assets                                                 51,104             18,206
     Accounts payable                                                   (478,256)            (7,286)
     Accrued compensation                                                252,945            (71,828)
     Accrued liabilities                                                 (41,453)            26,355
                                                                     -----------        -----------

Net cash provided by (used in) operations                              1,435,591         (2,102,115)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                      (643,890)          (363,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                              (238,494)          (199,620)
Proceeds from issuance of common stock                                    81,209            383,529
                                                                     -----------        -----------

Net cash (used in) provided by financing activities                     (157,285)           183,909
                                                                     -----------        -----------
NET INCREASE (DECREASE) IN CASH                                          634,416         (2,282,020)

CASH AT BEGINNING OF YEAR                                              1,273,887          3,625,388
                                                                     -----------        -----------

CASH AT END OF QUARTER                                               $ 1,908,303        $ 1,344,368
                                                                     ===========        ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                        $   151,720        $   129,751
                                                                     ===========        ===========

Income taxes paid                                                    $       800        $     2,400
                                                                     ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Acquisition of property under capital leases                         $   663,282
                                                                     ===========
Conversion of notes payable to related parties to common stock       $ 1,200,000
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

NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 1999 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1999 and August 31, 1998, and the results of its operations and its cash flows for the quarters ended August 31, 1999 and 1998. Results for the interim periods are not necessarily indicative of those to be expected for the full year.

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


Quarter ended August 31, 1999:      Dense-Pac      TypeHaus      Eliminations           Total
-----------------------------       ---------      --------      ------------           -----
(000's)
Net sales                            $ 6,927        $   428                            $ 7,356
Net income                           $   635        $    45              --            $   680
Total assets                         $10,785        $   627         ($   10)           $11,402

Quarter ended August 31, 1998:      Dense-Pac      TypeHaus      Eliminations           Total
-----------------------------       ---------      --------      ------------           -----
(000's)
Net sales                            $ 2,462        $   326       ($   12)             $ 2,776
Net income(loss)                    ($ 2,732)       $    16            --             ($ 2,716)
Total assets                         $ 8,443        $   546       ($   10)             $ 8,980



Six months ended August 31, 1999:
---------------------------------
(000's)                                     Dense-Pac     TypeHaus      Eliminations       Total
                                            ---------     --------      ------------   -------------
Net sales                                    $12,555       $   848         ($    7)        $13,397
Net income                                   $   777       $   106            --           $   883


Six months ended August 31, 1998:
---------------------------------
(000's)                                     Dense-Pac     TypeHaus      Eliminations      Total
                                            ---------     --------      ------------    ---------
Net sales                                    $ 4,382       $   610       ($   12)        $ 4,980
Net income(loss)                            ($ 3,481)      $    90           --         ($ 3,391)

NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the six months ended August 31, 1999:


                                  Number of           Price per                      Number of
                                   Shares               Share                    Options Exercisable
                                 ----------         --------------               -------------------
Balance, February 28, 1999       1,811,550          $ .81 - $ 4.41                       617,247
                                 ----------         --------------               ===================

              Granted              335,000           1.56 -   2.25
              Exercised          (  77,550)          1.00
              Canceled           (  21,000)
                                 ----------         --------------
Balance, August 31,1999          2,048,050          $ .81 - $ 4.41                       715,042
                                 ==========         ==============               ===================


NOTE 5 - The weighted average shares outstanding during the three and six month period ended August 31, 1999 was 18,595,000 and 18,460,000, respectively. The fully diluted shares outstanding for the three and six month period ended August 31, 1999 was 19,876,000 and 19,689,000, respectively. Options and warrants to purchase shares of common stock during these periods were included in the above calculations.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

RESULTS  OF OPERATIONS

     Net sales for the quarter ended August 31, 1999 increased $4,580,000 or 165% compared to the quarter ended August 31, 1998. For the six months ended August 31, 1999, sales increased $8,416,000 or 169%, as compared to the six months ended August 31, 1998. The increase in net sales for the quarter ended August 31, 1999, when compared to the same quarter in the prior year was due primarily to a focused sales effort associated with the Company's high density commercial products. Management believes that this has been met with success as the commercial product becomes accepted into the market, increasing revenue. Additionally, the industrial, defense and aerospace division continues to rebuild with a number of new design wins and contracts. In the six month period ended August 31, 1998, the Company had marketed a significant number of off-the-shelf type commercial products and concentrated a majority of its efforts on selling these lower margin commercial products. At the end of August, 1998, the Company changed its marketing strategy to offer only the Company's patented technology in a format to support a larger customer base. Additionally in August 1998, the sales department was re-structured to differentiate sales personnel in the area of commercial sales from industrial, defense and aerospace sales. Management believes this has increased the effectiveness of the sales personnel as individuals could be utilized based on their experience, increasing the revenue associated with the Company's focused product line. See "Forward Looking Statements."

     Gross profit as a percentage of sales was 35% for the three month period ended August 31, 1999, as compared to a negative margin of 41% for the three month period ended August 31, 1998. For the six month period ended August 31, 1999 the margin was 30% as compared to a negative margin of 14% in the same period in the prior year. The increase in the gross margin for the quarterly period and the six month period ending August 31, can be attributed to the complete change in the type of products that the Company was selling during such periods for this year as compared to the comparable periods of the prior fiscal year. Additionally, the Company increased its production by acquiring new equipment during the second quarter ended August 31, 1999 creating economics of scale which resulted in an increase in gross margin. During the first quarter the Company shipped orders for approximately $1,600,000, where the margin was low due to fact that the Company procured the memory for the order at the Company's expense. The practice of buying memory for stacking orders was completely stopped in the second quarter when the Company decided that it would no longer purchase commercial memory for the customer's order, but rather require the customer to consign the memory to the Company. See "Forward Looking Statements."

     During the quarter ended August 31, 1998, slower moving ceramic products that were being replaced by newer technology were written-down in inventory value by approximately $450,000. Additionally, the inventory reserve for obsolete products was increased by $100,000 and the scrap associated with the production of commercial and other products was written-off, representing a charge of approximately $270,000. These charges were recognized in the cost of goods sold for the quarter. In addition, at the end of the quarter, the Company discontinued several commercial product lines and commercial ceramic memory module lines were discontinued, resulting in a charge of $774,000.

     Selling, general and administrative expenses increased in the second quarter of fiscal 1999 by $664,000 or 80% from the second quarter of the prior fiscal quarter. For the six months ended August 31, 1999 these expense increased $911,000 or 56% over the same period in the prior year. The increase in selling, general and administrative expenses during the related periods is directly related to the increase in revenues. With an increase of over 160% in revenues for the first six months of the fiscal year, expenses in this area increased to support the new level of operations. There were also increases in legal expense for the six months ended August 31, 1999 of $165,000 associated with a patent infringement lawsuit and other legal expenses associated with the filing of new patents.

     For the quarter ended August 31, 1998, the Company wrote-off $372,000 of equipment used in the production of commercial products no longer being offered for sale by the Company.

     For the quarter ended August 31, 1999, research and development costs decreased $63,000 or 19% from the same quarter in the previous fiscal year and for the six months ended August 31, 1999, such expenses decreased by $213,000 or 33% as compared to the prior year six month period. The decrease is primarily due to the completion in the first quarter of fiscal 1999 of the research necessary to develop and produce the commercial plastic product that the Company is currently selling. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".

     For the three months ended August 31, 1999, other expenses increased $52,000 from the same period last year and for the six months ended August 31, 1999, other expenses increased $59,000 as compared to the same period in the prior fiscal year. This increase is due to additional interest expense associated with the utilization of debt to finance equipment purchases and a decrease in interest income as compared to the interest income earned in the prior fiscal year's period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity for the first six months of fiscal 2000 was cash generated from operations and $4.3 million from the private placement of stock completed in February 1996. The Company is attempting to continue to improve its operating performance in order to generate cash for operations. Assuming that the Company is successful in its efforts to continue to improve its financial performance, the Company believes that the remaining proceeds from the private placement and cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a written commitment from an accounts receivable factoring company for a one million dollar credit facility if the need should arise for additional working capital to support operations. See "Forward Looking Statements."

     Net cash provided by operations was approximately $1,436,000 during the first six months of fiscal year 2000 which was generated from the profitable results of operations. This increase was primarily the result of net income of $883,000, depreciation and amortization of $680,000, an increase in accounts receivable of $1,424,000, a decrease in inventories of $1,513,000 primarily attributed to requiring customers to consign inventory to the Company. Management considers that the conversion to this manner of business represents for the most part, a one time benefit to cash flows.

     The Company purchased approximately $1,307,000 in new equipment during the first quarter of fiscal year 2000, of which approximately $663,000 was financed through capital leases. The Company is expecting that it will incur additional lease debt with the purchase of additional equipment during the next quarter. See "Forward-Looking Statements".

     On April 8, 1999, the Company amended the terms of its $1.8 million loan payable to a major shareholder, and a $100,000 loan payable to a director. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the fair market value of the Company's common stock at the date of the amendment. The remaining outstanding principal will accrue interest at 8.75% per annum, with interest only payments due quarterly and the principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock at the price of $1.8125, based on the terms defined in the agreement.

     The Company also has a loan from a Belgium bank due November 2000, which provides for semi-annual principal payments of $70,533. The interest rate is two points over the LIBOR rate in effect at the time of each principal payment, and interest is payable semi-annually. At August 31, 1999, the outstanding amount was $211,659.

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

Year 2000 Disclosure Statement

     Many currently installed computer systems and software products are coded to accept only two digits in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, in less than one hundred days, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has completed its program to assess and address year 2000 compliance of its software and systems in its internal business processes, and obtained assurances of compliance from the manufacturers of these products and their promises to modify or replace all non-compliant products. In addition, the Company converted its software and systems to commercial products that are believed to be Year 2000 compliant. Based on the information available to date, the Company believes it has completed its Year 2000 compliance review and made the necessary modifications. Nevertheless, particularly because the Company is relying on the representations of vendors that their products or operations are Year 2000 compliant, there can be no assurances that the these representations are accurate. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience problems in the represented Year 2000 compliant products or disruptions in supply, service, or utilities, the Company could incur substantial costs and disruption of its business, which would potentially have a material effect on the Company's business and results of operations.

     The Company, in its ordinary course of business, tests and evaluates its own products. The Company believes that its products are generally Year 2000 ready, meaning that the use or occurrence of dates on or after January 1, 2000 will not affect the performance of the Company's products with respect to four digits dependent data or the ability of such products to correctly create, store, process and output information related to such date data. The Company has warranted that the use or occurrence of dates on dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digits date dependent data or the ability to create, store, process and output information related to such data.

     To date, the Company has not created a separate budget for investigating and remedying issues related to Year 2000 compliance involving the Company's own software or systems used in its internal operations. The Year 2000 program has directly cost the Company approximately $100,000. There can be no assurances that future Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the electronic products that incorporate the Company's products, which could have an adverse effect on the Company's business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain statements that do not present historical information. These are forward-looking statements and reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance operations and if applicable, growth, the willingness of customers to procure and consign inventory to the Company, competitive conditions, pricing pressures, and Year 2000 risks. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1999 under the heading "Cautionary Statements". These Cautionary Statements are incorporated by reference herein. Investors are cautioned against ascribing undue weight to any forward looking statements herein.

                           PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-compliant in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology infringement has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. In April 1999, Dense-Pac filed two motions for summary judgement, one relating to non-infringement of the Simple patent and the second relating to previous public art, which may invalidate the claims in the Simple Technology patent. Simple

Technology also filed a summary motion. The ruling on the summary motions is still open. The ultimate outcome or any resulting potential loss cannot be determined at this time.

     Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits

                    The exhibits listed below are hereby filed with the Securities and Exchange Commission (the "SEC") as part of the Quarterly Report.

              Exhibit 27 - Financial Data Schedule

              Exhibit 99.1 - The text under the heading "Cautionary Statements" on pages 18 to 20 of the Company's Form 10-KSB filed on May 26, 1999 with the SEC

          (b) Reports on Form 8-K -

                    No reports on Form 8-K were filed during the second quarter of fiscal 2000 covered by this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DENSE-PAC MICROSYSTEMS, INC.
                                                      (Small Business Issuer)

     October 8, 1999              /s/ Ted Bruce
-----------------------           -------------------------------------------
Date                              Ted Bruce, Chief Executive Officer

     October 8, 1999              /s/ William M. Stowell
-----------------------           -------------------------------------------
Date                              William M. Stowell, Chief Financial Officer