Form 10QSB
period 1999-11-30
DENSE PAC MICROSYSTEMS INC
filed 2000-01-11
CIK 784770

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

    - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________________ to ____________________


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

                            YES  X             NO
                                ---               ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      The number of shares of common stock, no par value, outstanding as of January 10, 2000 was 19,273,672.


Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                ---     ---


-------------------------------------------------------------------------------

                          PART I- FINANCIAL INFORMATION


ITEM 1. Financial Statements


                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                                 November 30,     February 28,
                                                     1999             1999
                                                --------------    -------------
                                                 (unaudited)

ASSETS
Curent Assets:
    Cash and cash equivalents                   $  2,518,111       $  1,273,887
    Accounts receivable, net                       3,402,147          1,756,953
    Inventories                                    1,579,165          3,696,471
    Other current assets                              90,641            166,400
                                                ------------       ------------

        Total current assets                       7,590,064          6,893,711

Property, net                                      5,283,141          3,371,309

Other assets                                          14,360             14,360
                                                ------------       ------------
                                                $ 12,887,565       $ 10,279,380
                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                663,046            351,731
    Accounts payable                               1,338,830          2,793,304
    Accrued compensation                             757,030            240,762
    Other accrued liabilities                        288,753            217,176
    Deferred royalty revenue                         300,000               --
                                                ------------       ------------

          Total current liabilities                3,347,659          3,602,973
                                                ------------       ------------

Notes payable to related parties                        --            1,900,000
                                                ------------       ------------

Other long-term debt                               1,227,162            269,157
                                                ------------       ------------


Stockholders' equity
    Common stock                                  19,649,549         17,544,267
    Accumulated deficit                          (11,336,805)       (13,037,017)
                                                ------------       ------------

         Total stockholders' equity                8,312,744          4,507,250
                                                ------------       ------------

                                                $ 12,887,565       $ 10,279,380
                                                ============       ============


See accompanying notes to consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                             Consoidated Statements
                                  of Operations
                                   (Unaudited)



                                                 For the quarter ended                Nine months ended,
                                             November 30,     November 30,       November 30,      November 30,
                                                 1999             1998               1999             1998
                                            -------------     ------------       ------------      -----------


NET SALES                                   $  7,544,364       $  3,417,133       $ 20,940,982       $  8,397,356

COST OF SALES
   Cost of sales                               4,805,664          2,664,390         14,210,429          7,556,114
   Inventory write-down                          773,954
                                            ------------       ------------       ------------       ------------
        Total cost of sales                    4,805,664          2,664,390         14,210,429          8,330,068

GROSS PROFIT                                   2,738,700            752,743          6,730,553             67,288

COSTS AND EXPENSES:
   Selling, general and administrative         1,448,094            710,184          3,974,609          2,326,144
   Research and development                      418,715            285,824            860,930            940,853
   Other costs                                   372,447
                                            ------------       ------------       ------------       ------------
       Total costs and expenses                1,866,809            996,008          4,835,539          3,639,444

PROFIT (LOSS) FROM OPERATIONS                    871,891           (243,265)         1,895,014         (3,572,156)
                                            ------------       ------------       ------------       ------------


OTHER EXPENSE (INCOME)
    Interest expense                              55,870             31,653            189,456            147,902
    Interest income                              (21,003)           (14,443)           (35,454)           (70,906)
                                            ------------       ------------       ------------       ------------
Total other expense                               34,867             17,210            154,002             76,996

PROFIT (LOSS) BEFORE INCOME
 TAX PROVISION                                   837,024           (260,475)         1,741,012         (3,649,152)

INCOME TAX PROVISION                              20,000               --               40,800              2,400
                                            ------------       ------------       ------------       ------------

NET PROFIT (LOSS)                           $    817,024       $   (260,475)      $  1,700,212       $ (3,651,552)
                                            ============       ============       ============       ============

BASIC NET INCOME
(LOSS) PER SHARE                            $       0.04       ($      0.01)      $       0.09       ($      0.20)
                                            ============       ============       ============       ============

DILUTED NET INCOME
(LOSS) PER SHARE                            $       0.04       ($      0.01)      $       0.09       ($      0.20)
                                            ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC NET
 INCOME (LOSS) PER SHARE                      18,858,000         17,810,000         18,594,000         17,800,000
                                            ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE DILUTED
 NET INCOME (LOSS) PER SHARE                  20,304,000         17,810,000         19,753,000         17,800,000
                                            ============       ============       ============       ============

See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                            Statements of Cash Flow
                                   (Unaudited)

                                                                      For the nine months ended
                                                                    November 30,      November 30,
                                                                        1999             1998
                                                                   -------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 1,700,212       $(3,651,552)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       1,294,256           827,589
  Write-off of fixed assets                                                --             373,196
  Inventory write-down                                                     --             773,954

Changes in operating assets and liabilities:
     Accounts receivable                                             (1,645,194)         (577,539)
     Inventories                                                      2,117,306           102,102
     Other current assets                                                75,759            85,569
     Accounts payable                                                (1,454,474)          (97,460)
     Accrued compensation                                               516,268           (59,260)
     Accrued liabilities                                                 71,577            51,870
     Deferred royalty revenue                                           300,000              --
                                                                    -----------       -----------

Net cash provided by (used in) operations                             2,975,710        (2,171,531)
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                     (924,662)         (434,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                           (1,012,106)         (286,854)
Proceeds from issuance of common stock                                  205,282           508,529
                                                                    -----------       -----------

Net cash (used in) provided by financing activities                    (806,824)          221,675
                                                                    -----------       -----------
                                                                                      ...........
NET INCREASE (DECREASE) IN CASH                                       1,244,224        (2,384,182)

CASH AT BEGINNING OF YEAR                                             1,273,887         3,626,388
                                                                    -----------       -----------

CASH AT END OF QUARTER                                              $ 2,518,111       $ 1,242,206
                                                                    ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                       $   151,720       $   151,720
                                                                    ===========       ===========

Income taxes paid                                                   $       800       $     2,400
                                                                    ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Acquisition of property under capital leases                        $ 2,281,426
                                                                    ===========
Conversion of notes payable to related parties to common stock      $ 1,900,000
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


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended November 30, 1999 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of November 30, 1999 and November 30, 1998, and the results of its operations and its cash flows for the quarters ended November 30, 1999 and 1998. Results for the interim periods are not necessarily indicative of those to be expected for the full year.


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


Quarter ended 11/30/99: ...    Dense-Pac    TypeHaus     Eliminations               Total
----------------------         ---------    --------     ------------              --------

(000's)
Net sales .................    $  7,222     $    322                               $  7,544
Net income (loss) .........    $    943     $   (126)            --                $    817
Total assets ..............    $ 12,376$         522     $      (10)               $ 12,888


Quarter ended 11/30/98: ...    Dense-Pac    TypeHaus     Eliminations               Total
----------------------         ---------    --------     ------------              --------
(000's)
Net sales .................    $  2,976     $    443     $       (2)               $  3,417
Net income(loss) ..........    $   (329)    $     68              --               $   (261)
Total assets ..............    $  8,153     $    562     $      (10)               $  8,705


Nine months ended 11/30/99:    Dense-Pac    TypeHaus     Eliminations                Total
--------------------------     ---------    --------     ------------               -------
(000's)
Net sales .................    $ 19,777     $  1,171     $       (7)               $ 20,941
Net income ................    $  1,720     $    (20)             --               $  1,700


Nine months ended 11/30/98:    Dense-Pac    TypeHaus     Eliminations                Total
--------------------------     ---------    --------     ------------              ---------
(000's)
Net sales .................    $  7,358     $  1,054     $       (14)              $  8,397
Net income(loss) ..........    $ (3,811)    $    160              --               $ (3,652)


NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the nine months ended November 30, 1999:

                                 Number of           Price per               Number of
                                  Shares               Share           Options Exercisable
                               -----------       -----------------     -------------------
Balance, February 28, 1999       1,811,550         $ .81 - $ 4.41              617,247
                               -----------       -----------------             =======
              Granted ....         411,470          1.56 -   7.00
              Exercised ..        (204,620)          .81 -   2.34
              Canceled ...         (97,750)
                               -----------       -----------------
Balance, November 30,1999        1,920,650         $ .81 - $ 7.00              728,580
                               ===========       =================             =======


NOTE 5 - Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Shares." Basic net income per share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options. Dilutive securities are not considered in periods with a loss. The following table sets forth the reconciliation of basic to diluted shares used in computing net income per share (in thousands):


                                                  Three months ended                  Nine months ended
                                                      November 30                         November 30
                                                 -----------------------             ---------------------

                                                 1999              1998               1999            1998
                                                 ----              ----               ----            ----
Shares used in computing basic net
  income (loss) per share...............        18,858             17,810             18,594         17,800
Diluted effect of options...............         1,446                  -              1,160              -

Shares used in computing diluted net
  income (loss) per share...............        20,304             17,810             19,753         17,800
                                               ------             ------              ------         ------


For the three and nine months ended November 30, 1998, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for the three and nine month period. At November 30, 1999, 1,920,650 shares of the Company's common stock were outstanding at exercise prices ranging from $.81 to $7.00. At November 30, 1998, options to purchase 1,544,725 shares of the Company's common stock were outstanding at an exercise prices ranging from $.81 to $4.41.


ITEM 2 - Management's Discussion and Analysis or Plan of Operation


RESULTS  OF OPERATIONS

         Net sales for the quarter ended November 30, 1999 increased $4,127,000 or 121% compared to the quarter ended November 30, 1998. For the nine months ended November 30, 1999, sales increased $12,544,000 or 149%, as compared to the nine months ended November 30, 1998. The increase in net sales for the quarter and nine months ended November 30, 1999, when compared to the same periods in the prior year was due primarily to a focused sales effort associated with the Company's high density commercial products which continue to be accepted in the marketplace. Additionally, the Company's industrial, defense and aerospace products continue to rebound with a number of new design wins and contracts. In the nine month period ended November 30, 1998, the Company had marketed a significant number of off-the-shelf type commercial products and concentrated a majority of its efforts on selling these lower margin commercial products. At the end of August, 1998, the Company changed its marketing strategy to offer only the Company's patented technology in a format to support a larger customer base. Additionally in August 1998, the sales department was re-structured to differentiate sales personnel in the area of commercial sales from industrial, defense and aerospace sales. Management believes this has increased the effectiveness of the sales personnel as individuals could be utilized based on their experience, increasing the revenue associated with the Company's focused product line. See "Forward Looking Statements."


         Gross profit as a percentage of sales was 36% for the three month period ended November 30, 1999, as compared to a margin of 22% for the three month period ended November 30, 1998. For the nine month period ended November 30, 1999 the margin was 32% as compared to a margin of 1% in the same period in the prior year. The increase in the gross margin for the quarterly period and the nine month period ended November 30, can be attributed to the complete change in the type of products that the Company was selling during these periods as compared to the comparable periods of the prior fiscal year. Additionally, the Company received approximately $ 247,000 in royalty revenue during the quarter which directly increased the gross margin of the Company. During the nine month period ended November 30, 1999, the Company increased its production by acquiring new equipment, creating economics of scale which resulted in an increase in gross margin. One other factor in the margin improvement was that recently the Company typically would not purchase the memory for stacking orders, but rather require the customer to consign the memory to the Company. In situations where the Company may purchase the memory on behalf of the customer, the price to the customer was fixed at the time of the order, to eliminate risk to the Company of potential fluctuation in memory prices. See "Forward Looking Statements."

             During the nine month period ended November 30, 1998, slower moving ceramic products that were being replaced by newer technology were written-down in inventory value by approximately $450,000. Additionally, the inventory reserve for obsolete products was increased by $100,000 and the scrap associated with the production of commercial and other products was written-off, representing a charge of approximately $270,000. These charges were recognized in the cost of goods sold for the quarter. In addition, at the end of the quarter, the Company discontinued several commercial product lines and commercial ceramic memory module lines, resulting in a charge of $774,000.

            Selling, general and administrative expenses increased in the third quarter of fiscal 1999 by $738,000 or 104% from the third quarter of the prior fiscal quarter. For the nine months ended November 30, 1999 these expenses increased $1,648,000 or 71% over the same period in the prior year. The increase in selling, general and administrative expenses during the related periods is primarily related to the increase in revenues. With an increase of 121% in revenues for the first nine months of the fiscal year compared to the same fiscal period in the prior year, expenses increased to support the new level of operations. There were also increases in legal expense for the nine months ended November 30, 1999 of $265,000 associated with a patent infringement lawsuit and other legal expenses associated with the filing of new patents.

             For the nine month period ended November 30, 1998, the Company wrote-off $372,000 of equipment used in the production of commercial products no longer bei ng offered for sale by the Company.

             For the quarter ended November 30, 1999, research and development costs increased $133,000 or 46% from the same quarter in the previous fiscal year. For the nine months ended November 30, 1999, such expenses decreased by $80,000 or 8% as compared to the prior year nine month period. The increase in the current quarter is primarily due to a concentrated effort to develop and produce new advanced packaging technology for future products. The nine month decrease is due to the Company completing the development of the commercial plastic product that the Company is currently selling in the prior year. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".


              For the three months ended November 30, 1999, other expenses increased $18,000 from the same period last year and for the nine months ended November 30, 1999, other expenses increased $77,000 as compared to the same period in the prior fiscal year. This increase is due to additional interest expense associated with the utilization of debt to finance equipment purchases, offset by reduced interest expense associated with the conversion of notes payable to related parties.

LIQUIDITY  AND CAPITAL RESOURCES

         The Company's primary source of liquidity for the first nine months of fiscal 2000 was cash generated from operations. The Company continued to improve its operating performance and generate cash for operations. Assuming that the Company is successful in its efforts to continue its third quarter financial performance, the Company believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. See "Forward Looking Statements."

             Net cash provided by operations was approximately $2,976,000 during the first nine months of fiscal year 2000. This increase was primarily the net result of net income of $1,700,000, depreciation and amortization of $1,294,000, an increase in accounts receivable of $1,645,000, and a decrease in inventories of $2,117,000 primarily attributed to requiring customers to consign inventory to the Company. Management considers that the requirement to consign invesntory represents a one time benefit to cash flows.

            The Company purchased approximately $3,206,000 in new equipment during the first nine months of fiscal year 2000, of which approximately $2,281,000 was financed through capital leases. The Company is expecting that it will incur approximately $250,000 of additional lease debt with the purchase of additional equipment during the fourth quarter. See "Forward-Looking Statements".

         On April 8, 1999, the Company amended the terms of its $1.8 million loan payable to a major shareholder and a $100,000 loan payable to a director. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the fair market value of the Company's common stock at the date of the amendment. The remaining outstanding principal remained as debt with interest at 8.75% per annum, interest only payments due quarterly and the principal due on December 31, 2000. On November 1, 1999, the remaining outstanding principal was converted into 386,208 shares of common stock at the price of $1.8125, based on the terms defined in the agreement.

         The Company also had a loan from a Belgium bank, previously due November 2000, which provided for semi-annual principal payments of $70,533. The interest rate was two points over the LIBOR rate in effect at the time of each principal payment, and interest was payable semi-annually. On November 30, 1999, the Company paid the outstanding balance of this loan of $141,126 plus interest. At November 30, 1999, there was no outstanding amount to the Belgium bank.


FORWARD-LOOKING STATEMENTS

Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain statements that do not present historical information or express management's beliefs. These are forward-looking statements and reflect the Company's current assumptions and expectations. Although the Company believes that its current views and expectations are based on reasonable assumptions, there can no assurance that the Company's goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance operations and if applicable, growth, the willingness of customers to procure and consign inventory to the Company, competitive conditions, and pricing pressures. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1999 under the heading "Cautionary Statements". These Cautionary Statements are incorporated by reference herein. Investors are cautioned against ascribing undue weight to any forward looking statements herein.




                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

           On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-compliant in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit also alleges that Simple Technology unlawfully interfered with Dense-Pac's sales efforts. In April 1999, Dense-Pac filed two motions for summary judgement, one relating to Dense-Pac's non-infringement of the Simple patent and the second relating to prior art, which is alleged to invalidate the claims in the Simple Technology patent. Simple Technology also filed a summary judgement motion. The ruling on the summary motions is still open. The ultimate outcome or any resulting potential loss cannot be determined at this time.


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

                            No reports on Form 8-K were filed during the third quarter of fiscal 2000 covered by this Form 10-QSB.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DENSE-PAC MICROSYSTEMS, INC.
                                                        (Small Business Issuer)


         January 11, 2000           /s/ Ted Bruce
-------------------------------     -------------------------------------------
Date                                Ted Bruce, Chief Executive Officer




         January 11, 2000           /s/ William M. Stowell
-------------------------------     -------------------------------------------
Date                                William M. Stowell, Chief Financial Officer