Form 10KSB
period 2000-02-29
DENSE PAC MICROSYSTEMS INC
filed 2000-05-30
CIK 784770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM l0-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended February 29, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ___________________ to _________________

Commission file number:   0-14843



                          DENSE-PAC MICROSYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              California                                 33-0033759
    ---------------------------------                --------------------
     (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                Identification No. )


        7321 Lincoln Way
     Garden Grove, California                               92841
----------------------------------------              -----------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:  (714) 898-0007

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB [ ]

      The Issuer's revenues for its most recent fiscal year were $27,460,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on April 3, 2000 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $108,600,000.

      Number of shares of Issuer's Common Stock outstanding at April 3, 2000:
19,350,497 shares

Documents Incorporated By Reference
-----------------------------------
Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                          DENSE-PAC MICROSYSTEMS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 29, 2000

                                    I N D E X

                                     PART I


                                                                                                     PAGE

Item 1.    Description of Business..........................................................           3

Item 2.    Description of Property..........................................................          10

Item 3.    Legal Proceedings................................................................          10

Item 4.    Submission of Matters to a Vote of Security Holders..............................          11

                                             PART II

Item 5.    Market for the Common Equity and Related Stockholder
              Matters.......................................................................          11

Item 6.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................          17

Item 7.    Changes in and Disagreements with Accountants on Accounting
                 And Financial Disclosure...................................................          17

Item 8.    Financial Statements ............................................................          17


                                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.........................          18

Item 10.   Executive Compensation...........................................................          18

Item 11.   Security Ownership of Certain Beneficial Owners and Management...................          18

Item 12.   Certain Relationships and Related Transactions...................................          18

Item 13.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................          19

Signatures .................................................................................          31

                                     PART 1


ITEM 1:    DESCRIPTION OF BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein or in the section entitled "Certain factors that may affect future results" or in the section entitled "Cautionary Statements" below.

General background

      Dense-Pac Microsystems, Inc. ("Dense-Pac" or the "Company") designs and manufactures proprietary and patented three-dimensional high-density semiconductor products. The Company was formed as a California corporation on September 7, 1983. The high-density products enable the Company's commercial, industrial and military customers to stack large amounts of memory into small spaces. The Company's web site is at www.dense-pac.com. The information in our website is not part of this report.

      The Company's products are designed to improve performance and reliability at the system level by reducing space, cost, weight and power requirements. The Company typically receives from the customer plastic memory devices or will purchase raw silicon memory or devices from a variety of semiconductor manufacturers and incorporates the devices into high density products utilizing the latest process technology and the Company's advanced package designs. The Company's products range from monolithic semiconductors to patented, high density, three-dimensional plastic or ceramic memory products.

      The majority of the Company's products are currently memory solution related. A memory module is a miniaturized memory subsystem which can consist of numerous memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. The Company's proprietary packaging technology enables memory systems to be designed with significantly more memory in a given area than can be accomplished with conventional packaging techniques. For example, a memory system which might require 20 square inches of printed circuit board using conventional packaging techniques, could be packaged by the Company in a memory module less than two square inches in size. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well as their mating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced.

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

      In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density chips to achieve the same performance levels as newer, more expensive high density chips. For example, the Company can emulate a 256 Megabit DRAM by stacking two 128 Megabit DRAMs to provide the same memory as a single 256 Megabit DRAM chip, which is currently not economically available in the market place. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 128 Megabit DRAMs) instead of a single potentially unavailable expensive state-of-the-art semiconductor chip (e.g., 256 Megabit DRAM).

      Dense-Pac is able to offer customers leading edge memory products by packaging the highest memory chips that are commercially available. Future generations of this technology could produce, we believe, even greater memory configurations on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, the Company's products are subject to obsolescence or price erosion as new chips with the same or greater density as the Company modules are continuously introduced. This results in the Company's products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

      In September 1997, Dense-Pac acquired substantially all the assets of TypeHaus, Inc. (a Texas corporation) for $305,000 including acquisition costs, consisting of $130,000 in cash and $175,000 in common stock of the Company. A wholly owned subsidiary of Dense-Pac, named TypeHaus, Inc. ( a California corporation) was formed to purchase the assets. TypeHaus provides printer media devices, printer memory, specialty fonts, cluster software, checkbox printers and electronic laser printer products to a variety of OEM customers. TypeHaus also supplies custom memory sub-systems and support software for OEM manufacturers of laser printers.

      During February, 1998, the Company commenced operations of an Internet Information Technology division, CommercePac.com, to offer Internet commerce interactive solutions. The Company closed this division in November 1999, at no material cost to the Company.


Recent Company Changes

      Ted Bruce joined Dense-Pac in January 1999, as Dense-Pac's chief operating officer and then became the chief executive officer. Ted is from Toshiba Electronics and is in the process of implementation of a business strategy intended to grow the Company with existing and new technologies. The Company also has strengthened its management staff with several positions filled during the fiscal year.

      During the prior Fiscal Year, which ended February 28, 1999 ("Fiscal Year 1999"), the Company's chief executive officer and chairman of the board resigned. Richard J. Dadamo joined the Company as interim chief executive officer. Numerous low end commercial product lines and commercial ceramic memory modules were discontinued, resulting in related inventory and property write-downs during the second quarter of fiscal year 1999 of $774,000 and $372,000, respectively. After six months, Mr. Dadamo completed his basic strategy to re-vitalize Dense-Pac and in January 1999, became chairman of the board.

Business Strategy

         The Company's principal business objective is to come the leading worldwide provider of three-dimensional semiconductor products. Three-dimensional products incorporating ceramic and plastic devices have only recently been introduced to the industry as an alternative to increase the efficiency, density and integrated circuit capability of existing technology. The central elements of the Company's business strategy include:

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

      OFFER COST-EFFECTIVE SOLUTIONS. The Company's stackable product emulators utilize technology to reduce the size and cost of comparable technology, which would be two-dimensional technology. The Company believes that by using its three-dimensional technology, customers can increase the efficiency, density and memory capability of their products. Many of Dense-Pac's new products have the same pin configuration or "footprint" (space on the printed circuit board) thereby reducing the need for the customer to re-engineer boards as new, denser semiconductors become available.

      TARGET HIGH VOLUME OEM AND MODULE MANUFACTURERS AS CUSTOMERS. The Company believes that its technology can increase the overall performance of systems and their integrated parts. Dense-Pac has structured itself to support large opportunities that provide the best utilization of the technology in today's growing market to not only the module manufacturers but also the OEM providers. This structuring includes a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of prototype design teams to custom design and quickly deliver prototype products to customers.

      PURSUE STRATEGIC RELATIONSHIPS AND LICENSE ITS CURRENT TECHNOLOGY. The Company intends to pursue entering into strategic relationships in order to expand sales and broaden its product offerings as well as to license its technology to third parties that would increase the overall market penetration of its technology.

      QUICKLY DELIVER PROTOTYPE PRODUCTS TO CUSTOMERS. The Company will be responsive to its potential customers by offering the most unique design that will solve the customer's needs. Dense-Pac continues to offer quick solutions working with the staff of a specially designated design team.

3-D Stacking Products

      In September 1990, the Company was awarded a patent on a new packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what was available in the market. In three-dimensional packaging, individual memory and other integrated circuits are stacked one on the other, and horizontally interconnected. The Company's "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit the Company to increase the amount of memory in a single footprint by two, four or eight times depending on the number of memory devices placed in the stack. This technique increases memory board density significantly over conventional packaging techniques and has particular advantages in applications where high memory capacity, efficiencies and space are critical, such as portable computers, personal computers with limited memory slots and communications devices.

      The Company commenced shipments of its three-dimensional ceramic stacked products in the Fiscal Year ended February 28, 1991. Initially, all of our ceramic stacked products were manufactured on ceramic substrates to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high industrial applications such as satellites, down hole drilling and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

      During the Fiscal Year ended February 28, 1996 ("Fiscal Year 1996"), the Company introduced a commercial plastic three-dimensional stacking packaging technology. The main focus of this technology was to introduce the Company's ability to stack readily available commercial plastic memory devices to emulate higher density products, which are more expensive and/or in short supply.

      During the Fiscal Year ended February 28, 1998, the Company introduced several new products designed around the patented stacking process. The technology is known as "M-Densus". The M-Densus, is a family of interchangeable memory modules that, regardless of their density or size, can fit in the same space, or footprint, on the memory board. The M-Densus modules, which derive their name from the Latin word for density, enable design engineers to upgrade TSOP (thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. The Company had also introduced several other high-density products, applicable to the military market and the commercial market. The Company determined that in most instances, the customer would provide the memory for the stacking application or a set price of the memory would be determined prior to acceptance of the order, in order to reduce the potential exposure of market fluctuations on the DRAM component of Company product pricing. The Company identified the commercial stacking of unique patented memory devices as its product niche.

      The commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high density applications. These could include high-end workstations, network servers, solid state disk and data markets, Internet applications, electronic organizers, portable computers and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. High-end workstations produced by Sun, IBM, Hewlett Packard, Digital and Silicon Graphics have the need for increased density within their applications.

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


Custom Design Capabilities

      Many of the Company's customers require product packaging which meets specialized density, size and performance standards. Accordingly, an important aspect of the Company's business is its ability to custom design and manufacture modules to meet a customer's specifications. As part of its new business strategy, the Company intends to create a specially designated design team to custom develop and quickly deliver prototype products to customers. In most cases, the Company retains ownership of the custom designs for prototype products and therefore is able to offer such designs to other customers as standard products. Thus, the Company's custom design capabilities also are expected to provide it with an ongoing source of new standard products.


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

      The Company's first generation, three-dimensional ceramic stacking technology is the subject of a United States patent which expires in 2007. In 1993, the Company was awarded a U.S. patent on certain aspects of its second generation (silicon on silicon) three-dimensional technology which expires in 2010. In 1996, the Company was awarded a U.S. patent on certain aspects of a plastic commercial three-dimensional technology which expires in 2013. In 1998, the Company was awarded a U.S. patent on the manufacturing process incorporated with the commercial stacking products. The Company applied for four new patents during Fiscal Year 1999 and Fiscal Year 2000. There can be no assurance that these patents will afford the Company's products any competitive advantage, that they will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products. See the discussion in Item 3, relating to legal proceedings involving the defense of Company patents.

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

      The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years or less. The Company's success depends on its ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

      In order to obtain large orders for its products from OEMs, the Company may be required to provide manufacturing licenses to third parties on a royalty basis as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly or indirectly with the Company for customers depending on the scope of their license.

      Research and development expenses were approximately $1.3 million and $1.07 million in Fiscal Year 2000 and 1999, respectively.


Marketing and Customers

      The Company markets certain of its products to military, aerospace and commercial customers that require high reliability, high density and high performance. The Company's military/aerospace customers use the Company's products in high performance weapons, avionics and communications systems. Commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition, a higher risk of inventory obsolescence and lower margins. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' memory requirements. As a result, commercial products have typically a three to five-year-life, whereas military/aerospace products typically have a four-to-eight-year or longer life.

      The Company markets its products throughout the world directly through its own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made directly to the customer by the Company. The sales representatives receive a commission on sales of the Company's products within their territories and are typically only selling into the industrial, defense and aerospace marketplace. In Fiscal Year 2000, approximately 5% of the Company's sales were export sales, primarily to Western Europe as compared to 12% in Fiscal Year 1999. Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue, but also due to the overall increase in the domestic commercial business of the Company.


Manufacturing and Supplies

      The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. The Company or the customer purchases packaged and un-packaged parts from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. The Company has the un-packaged chips packaged in LCCs by an assembly house. The Company then performs final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

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

      The Company purchases raw materials and components from several material suppliers, but does not have any supply agreements. Although alternative suppliers are available, a significant unplanned event at a major supplier or assembly house could have an adverse impact on the Company's operations. The market for memory devices is characterized by periodic shortages which can adversely impact the Company's costs and/or ability to timely ship products.

      The Company's manufacturing capacity has been significantly increased by the purchase of two automated commercial lines which are currently adequate to support large volume production. In Fiscal Year 1998, Dense-Pac announced a strategic alliance with SCI Systems, Inc.(SCI), for high-volume production and testing of Dense-Pac's proprietary three-dimensional (3-D) memory modules. The Company discontinued the use of SCI during the beginning of fiscal year 2000, as Dense-Pac was able to support the requirements for production orders at its facility in Garden Grove, California. If Dense-Pac requires additional production facilities, its licensees have short-term capacity that would produce finished products until the Company was able to set up additional production lines.


License Agreements

      A portion of the Company's revenue is generated from license agreements that the Company has entered into with various customers. These agreements provide for the payment of royalties to the Company based on using Dense-Pac's technology or the right to sell determined products into the marketplace. During Fiscal Year 2000, royalty revenue represented approximately 3% of total revenues. There were no royalty revenues in the previous fiscal year.


Defense-Related Subcontracts

      A portion of the Company's revenue is derived from defense-related subcontracts. As a result, the Company is subject to business risks resulting from federal budgeting constraints, changes in governmental appropriations and changes in national defense policies and priorities, and termination, reduction or modification of contracts for the convenience of the government. Many of the programs in which the Company participates as a subcontractor may extend for several years, but since the Government funds contracts on a year-to-year basis, the Company's business is dependent on annual appropriations and funding of new and existing contracts.

Competition

      The Company does not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, the Company focuses on defined markets where the customer's requirements allow the Company to utilize its unique engineering and packaging skills to maintain a high value added content. Dense-Pac's direct competition includes specialty memory module assembly companies such as White Electronics and AeroFlex. Semiconductor firms such as Integrated Device Technology, Inc., Mitsubishi Corp., Fujitsu Ltd. and Harris Semiconductor also compete in the memory module marketplace. Such companies, however, have not typically been direct competition to the specialty assembly houses such as the Company due to their large production run requirements (attributable to extensive automation) and the fact that they use only their own semiconductors. Dense-Pac, on the other hand, manufactures memory modules which incorporate whichever semiconductor components are best suited to meet the customer's requirements.

      According to industry sources, there are several companies developing or marketing three dimensional packaged products, including Irvine Sensors, Texas Instruments, Thompson CSF, Staktek, and Cubic Memory.

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


Employees

      At May 3, 2000, the Company had 104 full-time employees, of which 16 were engaged in engineering, 57 in manufacturing, production and testing, 11 in quality assurance, 7 in marketing/sales and 13 in management and administration. The Company currently has 8 temporary employees in manufacturing. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.


ITEM 2:    DESCRIPTION OF PROPERTY

      The Company's executive offices and manufacturing facilities consist of 37,060 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2001 and provides for an effective monthly rent of $23,500. The Company is currently evaluating the current facility as to its adequacy to meet its foreseeable needs prior to the expiration date. The Company has also requested renewal rates from the landlord for the existing facility.

ITEM 3:     LEGAL PROCEEDINGS

        On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-complaint in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology committed infringement which has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. In April, 1999, Dense-Pac filed two motions for summary judgement, one relating to non-infringement of the Simple Technology patent and the second summary motion relating to previous public stacking art, which are alleged to invalidate the claims in the Simple Technology patent. The potential loss in the event of an unfavorable outcome is undeterminable at this time.

         On April 11, 2000, Dense-Pac Microsystems filed suit, in Superior Court for the State of California, Orange County, against Simple Technology, Inc. and its Chief Operating Officer. The complaint alleges trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. Dense-Pac believes that on or before September 1997, Simple Technology and its officer obtained Dense-Pac's proprietary technology concerning Dense-Pac's products without authorization or consent from Dense-Pac. The complaint alleges that Simple Technology then used the above proprietary technology to manufacture a product substantially identical to Dense-Pac's proprietary rail M-Densus product and interfered with Dense-Pac's business. Dense-Pac is seeking general damages, monetary losses, attorneys' fees and punitive and exemplary damages. Dense-Pac intends to aggressively pursue this action.



ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2000.

                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq National Market as reported by Nasdaq.


                                                                   High                       Low
                                                                   ----                       ---

  Fiscal Year ended February 28, 1999:
     Quarter Ended
           May 31, 1998                                            3.31                     1.63
           August 31, 1998                                         2.47                      .69
           November 30, 1998                                       1.81                      .53
           February 28, 1999                                       2.91                      .75

  Fiscal Year ended February 29, 2000:
     Quarter Ended
           May 31, 1999                                            2.47                     1.38
           August 31, 1999                                         2.34                     1.94
           November 30, 1999                                       7.56                     2.03
           February 29, 2000                                       8.50                     6.50



      As of May 3, 2000, there were 3,617 shareholders of record. The last reported sale price for the Company's common stock was 6.125 on May 18, 2000.

      The Company has not paid any dividends and it does not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in the Company's loan agreements and other restrictions that preclude the Company's ability to pay dividends.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      Fiscal Year 2000 Compared to Fiscal Year 1999.

      Fiscal year 2000 net sales of $27,460,000 increased by $14,856,000 (118%)
from fiscal year 1999 sales of $12,604,000. We believe that the increase was due to a complete change in the strategy of the company on the commercial stackable business and the approach to reliability, fast-turns and guaranteed yields to the customer base. As the result, the increase in sales is caused by the increase in the commercial products of the business. The industrial, defense and aerospace (IDA) portion of the business remained constant as an absolute dollar amount of the business but decreased as a percentage of the overall business revenue. The Company's IDA business will continue to be impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities.

         Export sales represented 18% of total revenue for Fiscal Year 2000 as compared to 12% of revenue for Fiscal Year 1999.

         The Company's commercial business continues to increase as Fiscal Year 2000 represents the first full year of shipping its commercial stacking technology as compare to the previous fiscal year when the product had just been offered as a component and only generated meaningful revenue for a portion of the previous fiscal year.

         The Company's wholly owned subsidiary, TypeHaus, Inc. (purchased in September 1997) generated $1,411,000 of revenue, or 5% of total revenue, for the fiscal year ended February 29, 2000 as compared to $1,424,000, or 11% of total revenue, for fiscal year 1999. TypeHaus spent much of the year developing new products for introduction in fiscal year 2001, while maintaining its existing customer base and current sales level.

         Cost of sales for Fiscal Year 2000 was $ 18,181,000 (66% of sales), as compared to Fiscal Year 1999, which was $10,545,000 (84% of sales) which excludes an inventory write-down of $774,000 during the second quarter of fiscal year 1999. The increase in the gross margin for Fiscal Year 2000 can be attributed to margin gain on the high volume stackable products that were shipped during the year and the increase in efficiencies due to the increase in capacity utilization.

         During Fiscal Year 2000, efforts were focused toward the commercial stacking products. The Company was able to increase the operating efficiencies in producing the commercial stacks, which produced increased margins as compared to the margins that were experienced in the prior fiscal year, which had been characterized by the production of low-end DRAM commercial products in a very competitive and low-margin marketplace. Automated equipment is currently being used exclusively for the production of the commercial stacks. By utilizing the automated equipment for essentially one product, the efficiencies of equipment and personnel are increased for potentially better margins in production runs of that product. See "Cautionary Statements."

         Selling, general and administrative (SG&A) expenses increased by $1,849,000 (54%) from $3,414,000 in Fiscal Year 1999 to $5,263,000 in Fiscal
Year 2000. The increase in selling, general and administrative expense represents a decrease in SG&A as a percentage of revenue, 19% as a percentage of sales for fiscal year 2000 as compared to 27% for the prior fiscal year. The increase in SG&A expense can be attributed to an increase in payroll expense due to the increase in business and new sales personnel and related expenses. There was also an increase in recruitment and travel and related expenses associated with increasing travel and a focus on the retention of employees. Additionally, there was an increase in outside sales representative organization expense of $105,000 due to increased revenues and related expenses associated with maintaining a European presence. Additionally, during the fiscal year, the Company's legal costs of defending and prosecuting a patent infringement lawsuit increased by $740,000, as well as bonus expense to management as the result of the increase in revenue and profitability of the Company during Fiscal Year 2000.

     Research and development expense increased $230,000 or 22% from $1,047,000 in Fiscal Year 1999 to $ 1,278,000 in Fiscal Year 2000 due to continued work on several commercial plastic stack products that the Company is currently selling and new products for three-dimensional technology stacking. The Company is continuing to invest in research and development for new products in the IDA and the commercial marketplace. Research and development represented approximately 5% of sales for Fiscal Year 2000 as compared to 8% of sales for the previous year.

     During the second quarter of Fiscal Year 1999 ended August 31, 1998, the Company wrote-off approximately $372,000 of equipment used in the production of commercial products no longer being offered for sale by the Company.

     Interest expense increased $50,000 or 30% from $166,000 in Fiscal Year 1999 to $216,000 in fiscal year 2000. Several new capital leases were entered into during Fiscal Year 2000. Interest income decreased $14,000 or 17% from $79,000 in fiscal year 1999 to $66,000 in fiscal year 2000 as the interest earned on available funds was less than in the previous fiscal year primarily due to the timing of the cash balances on hand during the current fiscal year.


     Fiscal Year 1999 Compared to Fiscal Year 1998.

     Fiscal year 1999 net sales of $12,604,000 decreased by $860,000 (6%) from fiscal year 1998 sales of $13,464,000. The decrease was partly due to a decrease in aerospace, defense and industrial (IDA) sales of approximately $2,384,000 due to an emphasis by the Company on commercial type business. Commercial business increased as a percentage of the overall revenue from approximately 65% of fiscal year 1998 revenue to 75% of revenue in fiscal year 1999. IDA business typically has a longer lead time for purchase orders and when the emphasis of the Company was re-directed to commercial business, the revenues in military business decreased as compared to the previous fiscal year. The Company's business continued to be impacted by reductions in the federal defense budget and affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities.

     Revenue from first generation (high density three-dimensional ceramic stackable products), which are primarily in the IDA marketplace, composed approximately 9% of revenue for Fiscal Year 1999 as compared to approximately 17% of revenue in Fiscal Year 1998. Additionally, a decrease in SRAM memory prices that are used in this technology also negatively impacted sales levels. The decrease in the aerospace, defense and industrial business was offset largely by an increase of $2,283,000 in commercial DRAM business as a result of low end DRAM memory opportunities to sell product into the secondary market. The Company generated approximately $600,000 in revenue from its high density commercial plastic stacked products which were introduced in Fiscal Year 1999.

     Export sales represented 12% of total revenue for Fiscal Year 1999 as compared to 15% of revenue for Fiscal Year 1998. Overall, sales decreased in the export market because lesser amount of contracts were awarded in Fiscal Year 1999 than in Fiscal Year 1998.

     The Company had offset some of the decrease in the military business with the offering of new high density products known as "Commercial-off-the-shelf"
(COTS) products for defense applications requiring high, reliable, commercial-type products for military applications.

     The Company's wholly owned subsidiary, TypeHaus, Inc. (purchased in September 1997) generated $ 1,424,000 of revenue, or 11% of total revenue, for the fiscal year ended February 28, 1999 as compared to $ 184,000, or 1% of total revenue, for fiscal year 1998 as a result of having a full year of operations in fiscal year 1999 and increasing business opportunities through new product offerings.

     Cost of sales for the Fiscal Year 1999, excluding the inventory write-down of $774,000 during the second quarter of fiscal year 1999, was $10,545,000 (84% of sales), as compared to cost of sales for Fiscal Year 1998 of $10,613,000 (79% of sales). The lower gross margin for Fiscal Year 1999 can be attributed to margin erosion that occurred in the first and second quarters as some of the commercial product shipped did not generate profitable margins because the Company was offering a significant number of commercial products which required investments in inventory in a volatile market. Additionally, many of the products were being offered at or near cost in order to obtain market entry into various customer bases.

     In July 1998, the chief executive officer resigned, at which time Richard Dadamo joined the Company as interim chief executive officer. The Company's fiscal 1998 strategy to offer numerous commercial products was changed in order to concentrate on the Company's commercial stacking technology. As a result, the inventory on hand for the numerous commercial products was liquidated and the Company wrote off the balance that was not liquidated at the end of the second fiscal quarter. A charge of $ 774,000 was recorded in the second quarter of fiscal year 1999 associated with these actions. Additionally, efforts were then focused toward the commercial stacking products, including the processes, markets and production costs of these products. See "Cautionary Statements."

     Selling, general and administrative (SG&A) expenses decreased by $61,000 (2%) from $3,475,000 in Fiscal Year 1998 to $3,414,000 in Fiscal Year 1999. The decrease in SG&A expense can be attributed to a decrease in utility expense associated with a successful re-negotiation of a prior period's utility rates and a decrease in recruitment and travel and related expenses associated with decreasing travel and a focus on the retention of employees. Additionally, there was a decrease in the cost of outside sales representative organization expense of $ 273,000 due to the fact the Company moved more of the selling function in-house. Also, inside sales commissions and related expenses associated with a European salesperson decreased by $ 206,000, as a result of the individual not being employed in fiscal year 1999. Offsetting these decreases were increases in the cost of legal representation of $ 405,000 for legal costs associated with the patent infringement lawsuits.

     Research and development expense decreased $240,000 or 19% from $1,287,000 in Fiscal Year 1998 to $ 1,047,000 in Fiscal Year 1999 due to completion of work on several commercial plastic stack products. The Company is continuing to invest in research and development for new products in the IDA and the commercial marketplace. Research and development represented approximately 8% of sales for Fiscal Year 1999 as compared to 10% of sales for the previous year.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity during fiscal year 2000 was cash generated from operations. Cash provided by operating activities was $3,718,000 and consisted primarily of net income for the fiscal year of approximately $2,565,000, depreciation and amortization of $1,346,000, and cash generated from a decrease in inventory of $1,918,000. The cash generated from operations was offset to a significant extent, by an increase in accounts receivable of $1,589,000, a decrease in accounts payable of $1,641,000.

     Cash used in investing activities consisted of approximately $1,505,000 for the purchase of manufacturing and test equipment, computers, machinery and tooling. The Company has no material commitments for capital expenditures in the fiscal year ending February 28, 2001.

     As of February 28, 1999, the Company had recorded in the financial records a $1.8 million loan payable to a major shareholder with interest at 5% per annum, payable quarterly. The Company also had a $100,000 loan payable to a director with interest at 8% per annum, with interest payable quarterly and the principal on both loans due in October 1999.

     On April 8, 1999, the Company amended the terms of the loan agreements. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $ 1.8125, representing the current market price at the date of the amendment. On November 1, 1999, the remaining outstanding principal was converted into 368,208 shares of common stock at a price of $1.8125 per share, based on the terms of the amended loan agreement.

     The Company also had a loan from a Belgian bank due November 2000 which provided for semi-annual principal payments of $70,533. The interest rate was two points over the LIBOR rate in effect at the time of each principal payment, and interest was payable semiannually. At February 28, 1999, the outstanding principal amount was $282,212. The balance of this loan was paid in full in November 1999.

     Principal payments or the Company's long-term debt during Fiscal Year 2000 were $996,578. Net proceeds from issuance of common stock associated with exercise of stock options was $458,863.

     As of February 29, 2000, the Company's future commitments under its capital leases and term debt through Fiscal Year 2005 is $1,935,000.

     The Company ended the 2000 fiscal year with a cash balance of approximately $2,950,000, working capital of $4.9 million and a current ratio of 2.4 to 1.0. Management believes that this positive cash position, together with working capital, cash from operations, and a potential credit facility, if the Company obtains one, should be adequate to implement management's business plan and to meet the Company's needs for at least the next twelve months. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations. The Company is currently obtaining bids for a credit facility and has received three letters of interest to provide a credit facility to the Company. If the Company is unsuccessful in obtaining a credit facility, it may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. See "Cautionary Statements."

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in fiscal 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of February 29, 2000, the Company had no derivative investments nor had it engaged in hedging activities, but it will continue to evaluate the effects of the adoption of SFAS No. 133.

CAUTIONARY STATEMENTS

      Statements in this Report which are not historical facts, including all statements about the Company's business strategy or expectations, or information about new and existing products and technologies or market characteristics and conditions, are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, the factors described below which could cause actual results to differ from those contemplated by the forward-looking statements.

Product Development and Technological Change

      The semiconductor and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. The Company's memory products are subject to obsolescence or price erosion because semiconductor manufacturers are continuously introducing chips with the same or greater memory density as the Company's modules. As a result, memory products typically have a product life of not more than three to five years.

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

Uncertainty of Market Acceptance or Profitability of New Products

      The introduction of new products will require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production, the Company will need to make substantial investments in inventory and capital equipment or, as currently contemplated, the Company will need to out-source production to third parties. The Company has limited marketing capabilities and resources and is dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of its products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Parts Shortages  and  Over-Supplies and Dependence on Suppliers

      The semiconductor industry is characterized by periodic shortages or over-supplies of parts which have in the past and may in the future negatively affect the Company's operations. For example, an over-supply of 16 meg DRAMs in 1996 resulted in significant price declines which required the Company to make significant inventory reductions in Fiscal Year 1997. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, and it has no long-term supply contracts with any of them. For example, the Company was not able to market its second generation Dense-Stack product when it lost its source of SRAM die.

      Due to the cyclical nature of the semiconductor industry and competitive conditions, the Company may experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of the Company's products, increase its cost of goods sold and have a material adverse effect on its business, financial condition and results of operations.

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

Patent Rights

      The Company's ability to compete effectively is dependent on its proprietary know-how, technology and patent rights. The Company holds U.S. patents on certain aspects of its 3-D stacking technology and has applied for additional patents. There can be no assurance that the Company's patent applications will be approved, that any issued patents will afford the Company's products any competitive advantage or will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of the Company's present or future products.

Management of Growth

      Successful expansion of the Company's operations will depend on, among other things, the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage growth. To manage growth effectively, the Company will have to continue to implement and improve its operational, financial and management information systems, procedures and controls. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Competition

      There are memory companies which offer or are in the process of developing three-dimensional products, including Irvine Sensors, Staktek, Cubic Memory and Thompson CSF in France. Some of such companies have greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.


Product Liability

     In the course of its business, the Company may be subject to claims for product liability for which its insurance coverage is excluded or inadequate.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests excess cash in money market funds. Money market funds do not have a maturity dates and do not present a material market risk. For Fiscal Year 2000, interest expense was not sensitive to the general level of the U.S. interest rates because the Company's debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.


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


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth under the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held on August 10, 2000, is incorporated herein by reference.

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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the section entitled "Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.



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

           10.10 Amended and Restated Warrant Agreement incorporated by reference between the Company and Euroventures
                      Benelux II B.V. dated as of April 1, 1996.

           23.1       Independent Auditors' Consent

           27.1       Financial Data Schedule




(b)  Reports on Form 8-K

           None



           EXHIBIT 21.1

           21.1 Subsidiaries of the Company - TypeHaus, Inc., incorporated in California on September 8, 1997.


EXHIBIT INDEX


 3.1 Articles of Incorporation, as amended, as incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

 3.2    By-laws, as amended, as incorporated by reference to Registrant's
        Current Report on Form 8-K, Date of Event July 11, 1988.

10.1 Letter dated December 4, 1990 from Kreidietbank regarding $1,270,000 loan as incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.2 Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997 Incorporated by reference to Registrants' Annual
        Report on Form l0-KSB for the year ended February 29, 1996.

10.3    1996 Stock Option Plan (Incorporated by reference to Registrants'
        Annual Report on Form l0-KSB for the year ended February 29, 1996.

10.4    1985 Stock Option Plan, as amended Incorporated by reference to
        Registrant's Annual Report on Form l0-KSB for the year ended February
        28, 1994.

10.5    Form of Indemnification Agreement with officers and directors
        Incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.

10.6 Loan Agreement and Security Agreement dated October 12, 1994 between the Company and Euroventures Benelux II B.V. and Trude C. Taylor which is incorporated by reference to Registrant's Quarterly Report on Form l0-Q for the quarter ended November 30, 1994.

10.7 Form of Warrant Agreement dated November 14, 1994, between the Company and each of Euroventures Benelux II B.V. and Trude C. Taylor which is incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-87704) filed on December 22, 1994.

10.8    Warrant Agreement and Addendum to Loan Agreement effective as of
        October 23, 1995, between the Company and Euroventures Benelux II
        B.V. which is incorporated by reference to Registrant's Form 8-K, Date of Event October 23, 1995.

10.9 Management Bonus Plan for Fiscal Year 1997, as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.

10.10 Amended and Restated Warrant Agreement incorporated by reference between the Company and Euroventures Benelux II B.V. dated as of April 1, 1996.

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


Date:   May 26, 1999                          DENSE-PAC MICROSYSTEMS, INC.



                                              By:     /s/ Ted G. Bruce
                                                  -----------------------------
                                                  Ted G. Bruce
                                                  Chief Executive Officer
                                                  President & Director


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/  Richard J. Dadamo                                    May 26, 1999
--------------------------------------------------
Richard J. Dadamo
Chairman of the Board


         /s/  Ted G. Bruce                                         May 26, 1999
--------------------------------------------------
Ted G. Bruce
Chief Executive Officer, President, Director
(Principal Executive Officer)


         /s/  William M. Stowell                                   May 26, 1999
--------------------------------------------------
William M. Stowell
Vice President - Finance
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)


         /s/  Roger G. Claes                                       May 26, 1999
--------------------------------------------------
Roger G. Claes, Director


         /s/  Samuel W. Tishler                                    May 26, 1999
--------------------------------------------------
Samuel W. Tishler, Director


         /s/  Gordon M. Watson                                     May 26, 1999
--------------------------------------------------
Gordon M, Watson, Director


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of Dense-Pac Microsystems, Inc. and subsidiary (the Company) as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dense-Pac Microsystems, Inc. and subsidiary as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 7, 2000

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

                                                                    2000              1999
                                                                 -----------      -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $ 2,949,562      $ 1,273,887
Accounts receivable, net of allowance for doubtful accounts
  of $115,000 (2000) and $110,000 (1999)                           3,346,318        1,756,953
Inventories, net                                                   1,778,959        3,696,471
Prepaid expenses and other current assets                            200,120          166,400
                                                                 -----------      -----------

    Total current assets                                           8,274,959        6,893,711

PROPERTY, net                                                      5,819,824        3,371,309


OTHER ASSETS                                                          29,171           14,360
                                                                 -----------      -----------
                                                                 $14,123,954      $10,279,380
                                                                 ===========      ===========


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------


                                                                           2000               1999
                                                                       ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                      $    671,336       $    351,731
Accounts payable                                                          1,152,151          2,793,304
Accrued compensation                                                        782,996            240,762
Other accrued liabilities                                                   353,393            217,176
Deferred revenue                                                            450,000
                                                                       ------------       ------------

    Total current liabilities                                             3,409,876          3,602,973

NOTES PAYABLE DUE TO RELATED PARTIES                                                         1,900,000

LONG-TERM DEBT, less current portion                                      1,263,544            269,157

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized, 40,000,000 shares;
  issued and outstanding, 19,350,497 and 17,873,400 shares
  in 2000 and 1999, respectively                                         20,039,109         17,544,267
Unearned compensation expense                                              (116,131)
Accumulated deficit                                                     (10,472,444)       (13,037,017)
                                                                       ------------       ------------

    Total stockholders' equity                                            9,450,534          4,507,250
                                                                       ------------       ------------

                                                                       $ 14,123,954       $ 10,279,380
                                                                       ============       ============



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                                   2000               1999
                                               ------------       ------------
NET SALES                                      $ 27,459,614       $ 12,603,791

COST OF SALES:
Cost of sales                                    18,181,463         10,544,562
Inventory write-down                                                   773,954
                                               ------------       ------------
    Total cost of sales                          18,181,463         11,318,516
                                               ------------       ------------

GROSS PROFIT                                      9,278,151          1,285,275

COSTS AND EXPENSES:
Selling, general, and administrative              5,263,039          3,414,005
Research and development                          1,277,701          1,047,249
Write-off of property                                                  372,447
                                               ------------       ------------

    Total costs and expenses                      6,540,740          4,833,701
                                               ------------       ------------

INCOME (LOSS) FROM OPERATIONS                     2,737,411         (3,548,426)

OTHER EXPENSE:
Interest expense                                    215,835            166,270
Interest income                                     (65,797)           (79,430)
                                               ------------       ------------

    Total other expense, net                        150,038             86,840
                                               ------------       ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION         2,587,373         (3,635,266)

INCOME TAX PROVISION                                 22,800              2,400
                                               ------------       ------------

NET INCOME (LOSS)                              $  2,564,573       $ (3,637,666)
                                               ============       ============

NET INCOME (LOSS) PER SHARE:
Basic                                          $       0.14       $      (0.20)
                                               ============       ============
Diluted                                        $       0.13       $      (0.20)
                                               ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                            18,773,138         17,802,483
                                               ============       ============
Diluted                                          19,974,857         17,802,483
                                               ============       ============



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                       COMMON STOCK                                                        TOTAL
                             ----------------------------------     UNEARNED         ACCUMULATED        STOCKHOLDERS'
                                 SHARES           AMOUNT           COMPENSATION        DEFICIT             EQUITY
                             -------------     -------------     --------------     -------------      ---------------
BALANCE,
  March 1, 1998                17,596,181      $ 17,022,138      $       --         $ (9,399,351)      $  7,622,787

Issuance of common
stock upon exercise
  of stock options                277,219           522,129                                                 522,129

Net loss                                                                              (3,637,666)        (3,637,666)
                             ------------      ------------      -------------      ------------       ------------

BALANCE,
  February 28, 1999            17,873,400        17,544,267                          (13,037,017)         4,507,250

Issuance of common
  stock upon exercise
  of stock options                428,820           458,863                                                 458,863

Issuance of common
  stock for debt
  conversion, net               1,048,277         1,879,034                                               1,879,034

Unearned
  compensation                                      156,945          (156,945)

Amortization of
  unearned compensation                                                40,814                                40,814

Net income                                                                             2,564,573          2,564,573
                             ------------      ------------      ------------       ------------       ------------
BALANCE,
  February 29, 2000            19,350,497      $ 20,039,109      $   (116,131)      $(10,472,444)      $  9,450,534
                             ============      ============      ============       ============       ============


See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                                                   2000             1999
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ 2,564,573       $(3,637,666)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  1,345,988         1,135,604
  Amortization of unearned compensation                             40,814
  Write-off of property                                                              372,447
  Inventory write-down                                                               773,954
  Changes in operating assets and liabilities:
    Accounts receivable, net                                    (1,589,365)         (690,400)
    Inventories, net                                             1,917,512        (1,379,536)
    Prepaid expenses and other assets                              (48,531)           15,138
    Accounts payable                                            (1,641,153)        1,473,818
    Accrued compensation                                           542,234               167
    Other accrued liabilities                                      136,217            95,741
    Deferred revenue                                               450,000
                                                               -----------       -----------

      Net cash provided by (used in) operating activities        3,718,289        (1,840,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                              (1,504,899)         (564,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                              (996,578)         (469,625)
Net proceeds from issuance of common stock                         458,863           522,129
                                                               -----------       -----------

      Net cash (used in) provided by financing activities         (537,715)           52,504
                                                               -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    1,675,675        (2,352,501)

CASH AND CASH EQUIVALENTS, beginning of year                     1,273,887         3,626,388
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 2,949,562       $ 1,273,887
                                                               ===========       ===========



See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------


                                                      2000            1999
                                                   ----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest                                       $  210,390      $  166,149
                                                   ==========      ==========
    Income taxes                                   $   10,800      $    2,400
                                                   ==========      ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases       $2,289,604      $   55,293
                                                   ==========      ==========
Conversion of notes payable into common stock      $1,879,034
                                                   ==========
Disposal of property for note receivable                           $   40,000
                                                                   ==========




See accompanying notes to
consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

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

        Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Dense-Pac Microsystems, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

        Fair Value of Financial Instruments - The Company's balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities, and debt. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company believes the carrying value of its long-term debt approximates its fair value because the interest rates approximate a rate the Company could obtain under similar terms at the balance sheet date.

        Cash and Cash Equivalents - Cash equivalents include short-term highly liquid investments with original maturities of three months or less.

        Inventories - Inventories are stated at the lower of first-in, first-out cost or market. The Company regularly monitors inventories for excess or obsolete items and makes any necessary adjustments when required.

        Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at February 29, 2000.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Property - Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

        Revenue Recognition - Revenues are recognized upon shipment of the related products. The Company records an accrual for estimated returns at the time of product shipment based on historical experience. Under arrangements where the Company licenses its stacking technology, revenues are recognized based on the number of units produced by the customer, or on a straight-line basis over the term of the related agreement. Advanced payments are classified as deferred revenue.

        Income Taxes - The Company accounts for its income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Net Income (Loss) Per Share - The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss years as the effect is antidilutive.

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation:


                                                                               YEAR ENDED
                                                                        ----------------------------
                                                                        February 29,    February 28,
                                                                            2000            1999
                                                                         ----------      ----------
       Shares used in computing basic net income (loss) per share        18,773,138      17,802,483
       Dilutive effect of stock options                                     889,075
       Conversion of convertible notes payable                              312,644
                                                                         ----------      ----------
       Shares used in computing diluted net income (loss) per share      19,974,857      17,802,483
                                                                         ==========      ==========

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

        Significant Concentrations - The semiconductor industry is highly cyclical and has been subject to significant downturns, at various times, that have been characterized by diminished product demand, production over-capacity, and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for products is dependent on industrywide demand and capacity, and such prices have historically been subject to rapid change.

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

        Concentration of Credit Risk - The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 29, 2000, sales to three major customers accounted for 29%, 12%, and 11% of net sales. Accounts receivable from these three customers accounted for 38% of total net accounts receivable at February 29, 2000. During the year ended February 28, 1999, no customer accounted for more than 10% of net sales. A decision by a significant customer to substantially decrease or delay purchases from the Company or Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Comprehensive Income - In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The Company had no items of other comprehensive income, as defined, for fiscal years 2000 and 1999.

        Segment Information - In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers (Note 9).

        Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in fiscal 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of February 29, 2000, the Company had no derivative investments nor had it engaged in hedging activities, but it will continue to evaluate the effects of the adoption of SFAS No. 133.

        Reclassifications - Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.      INVENTORIES

        Inventories consist of the following:



                                          2000            1999
                                       ----------      ----------
        Raw materials                  $  945,484      $1,092,065
        Work-in-process                   559,352       1,940,470
        Finished goods                    274,123         663,936
                                       ----------      ----------

        Total inventories              $1,778,959      $3,696,471
                                       ==========      ==========


        During the second quarter of fiscal year 1999, the Company recorded an inventory write-down of $773,954 associated with the discontinuance of certain low-end commercial product lines and commercial ceramic memory modules.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

3.      PROPERTY

        Property consists of the following:


                                                               2000              1999
                                                           -----------       -----------
       Machinery and equipment                             $ 5,977,173       $ 5,334,087
       Furniture and fixtures                                  282,698           184,347
       Leasehold improvements                                  620,479           372,495
       Computer software and equipment financed
         under capital leases                                2,433,362           143,761
                                                           -----------       -----------

                                                             9,313,712         6,034,690
       Less accumulated depreciation and amortization       (3,493,888)       (2,663,381)
                                                           -----------       -----------

       Property, net                                       $ 5,819,824       $ 3,371,309
                                                           ===========       ===========


        During the second quarter of fiscal year 1999, certain property with a net book value of $372,447 was written off in accordance with SFAS No. 121, associated with the discontinuance of product lines to which the property related. The property written off was related to the segment of the Company's business engaged in the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products.

        Accumulated depreciation of assets under capital lease was $246,069 and $53,652 at February 29, 2000 and February 28, 1999, respectively.

4.      LONG-TERM DEBT

        Long-term debt consists of the following:


                                                                                    2000              1999
                                                                                 ----------        ----------
       Note payable to bank, collateralized by substantially all of the
         Company's assets, interest rate determined as LIBOR rate
         on payment dates, plus 2%, repaid in November 1999                         $   --          $282,212



DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                   2000              1999
                                                                                -----------       -----------
       Notes payable to finance company, collateralized by fixed assets, bearing interest at rates ranging from 9.1% to 9.4%, payable in monthly installments of principal and interest,  maturing at
          various dates through February 2001                                   $   108,938       $   305,460

       Obligations under capital leases, bearing interest at rates ranging from 8.7% to 14.6%, maturing at various dates through
         January 2005 (Note 6)                                                    1,825,942            33,216
                                                                                -----------       -----------

                                                                                  1,934,880           620,888
       Less current portion of long-term debt                                      (671,336)         (351,731)
                                                                                -----------       -----------

                                                                                $ 1,263,544       $   269,157
                                                                                ===========       ===========

        Long-term debt at February 29, 2000, matures as follows:


       Fiscal year ending:
             2001                       $  671,336
             2002                           485,534
             2003                           469,541
             2004                           275,935
             2005                            32,534
                                         ----------
                                         $1,934,880



5.      RELATED-PARTY BORROWINGS

        The Company had a $1,900,000 loan agreement with related parties. In connection with the amended loan agreement, the Company issued detachable warrants, which expired on October 12, 1999, to purchase 375,000 shares of the Company's common stock at a price of $7.00 per share. None of the warrants were exercised.

        On April 8, 1999, the Company amended the terms of the loan agreements. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the fair market value of the Company's common stock on the date of the amendment. The remaining outstanding principal accrued interest at 8.75% per annum, with interest-only payments due quarterly and principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock based on the terms defined

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        in the agreement. On November 1, 1999, the remaining outstanding principal was converted into 386,208 shares of common stock at a price of $1.8125 per share, based on the terms defined in the amended loan agreement.

        Interest expense related to these borrowings was approximately $44,000 and $94,000 for fiscal years 2000 and 1999, respectively.

        In connection with the conversion of the notes, $20,966 of expenses were incurred which have been offset against proceeds from common stock in the accompanying consolidated financial statements.

6.      COMMITMENTS AND CONTINGENCIES

        Commitments - The Company leases its office and manufacturing facility under an operating lease arrangement that expires on January 31, 2001. The facility lease requires additional payments for property taxes, insurance, and maintenance costs. Additionally, the Company leases certain equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 29, 2000:


                                                               CAPITAL                  OPERATING
                                                             -----------               ------------
       Fiscal year ending:
         2001                                                $   721,674                $   247,140
         2002                                                    587,483                      6,176
         2003                                                    523,903                      6,176
         2004                                                    288,484                      2,999
         2005                                                     33,996
                                                             -----------                -----------

       Total minimum lease payments                            2,155,540                $   262,491
                                                                                        ===========
       Less amounts representing interest                       (329,598)
                                                             -----------

       Present value of minimum lease payments                 1,825,942
       Less current portion                                     (564,155)
                                                             -----------

       Long-term portion                                     $ 1,261,787
                                                             ===========

        Rent expense relating to the operating lease was approximately $178,000 and $142,000 for fiscal years 2000 and 1999, respectively.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        Litigation - On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc. (Simple Technology), filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-complaint in the U.S. District Court for the Central District of California, Santa Ana Division for patent infringement against Simple Technology. The suit also alleges that Simple Technology unlawfully interfered with Dense-Pac's sales efforts. In April 1999, Dense-Pac filed two motions for summary judgment, one relating to Dense-Pac's noninfringement of the Simple patent and the second relating to prior art, which is alleged to invalidate the claims in the Simple Technology patent. Simple Technology also filed a summary judgment motion. The ruling on the summary motions is still open. Factual and expert discovery in the case has concluded. Trial is set for June 6, 2000. The ultimate outcome or any resulting potential loss cannot be determined at this time.

        The Company, in the normal course of business, is subject to various other legal matters. However, management believes that none of these matters will have an adverse effect on the Company's financial statements.

7.      INCOME TAXES

        The income tax provision consists of the following:


                                                           2000                       1999
                                                        -----------                -----------
       Current:
         Federal                                        $    17,100                $      --
         State                                                5,700                      2,400
                                                        -----------                -----------

                                                             22,800                      2,400
       Deferred:
         Federal                                            398,944                 (1,183,641)
         State                                               91,067                   (194,612)
                                                        -----------                -----------

                                                            490,011                 (1,378,253)
       Change in valuation allowance                       (490,011)                 1,378,253
                                                        -----------                -----------
       Deferred income tax provision, net
                                                        -----------                -----------

       Total income tax provision                       $    22,800                $     2,400
                                                        ===========                ===========

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 29, 2000 and February 28, 1999:


                                                                        2000             1999
                                                                   -----------       -----------
       Deferred tax assets:
         Inventories                                               $   265,004       $   209,829
         Other reserves                                                 88,581            69,608
         State taxes                                                     1,936               816
         Net operating loss carryforwards, general business
           credit carryforwards, and AMT credit carryforwards        5,142,213         5,632,830
                                                                   -----------       -----------

       Total gross deferred assets                                   5,497,734         5,913,083
       Deferred tax liability - depreciation and amortization         (163,822)          (89,159)
                                                                   -----------       -----------

                                                                     5,333,912         5,823,924
       Valuation allowance                                          (5,333,912)       (5,823,924)
                                                                   -----------       -----------

       Net deferred income taxes                                   $      --         $      --
                                                                   ===========       ===========


        As of February 29, 2000, a valuation allowance of $5,333,912 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

        Additionally, at February 28, 2000, approximately $1,216,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:


                                                              2000         1999
                                                             ------       ------
        Federal statutory rate                                  35%         (35)%
        State taxes, net of federal benefit                      6           (3)
        Valuation allowance                                    (40)          37
        Other                                                                 1
                                                               ----         ----
                                                                 1%          -0%
                                                               ====         ====


DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        As of February 29, 2000, the Company had federal and state net operating loss carryforwards of $13,023,639 and $4,203,632, respectively. The federal net operating losses begin to expire in 2007, while the state net operating losses begin to expire in 2003. As of February 29, 2000, the Company had federal and state tax credit carryforwards of $283,498 and $301,515, respectively. The federal tax credits begin to expire in 2006, while the state tax credits begin to expire in 2004.

8.      EMPLOYEE STOCK OPTION PLANS

        At February 29, 2000, options to purchase 210,150 shares of the Company's common stock were outstanding under the Company's 1985 Stock Option Plan, of which options to purchase 210,150 shares were exercisable. Options issued under this plan were granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 29, 2000, no shares were available for future grants under the 1985 Stock Option Plan.

        In January 1996, the Company adopted the 1996 Stock Option Plan (Plan). Under the terms of the Plan, options to purchase 3,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors, and consultants. At February 29, 2000, options to purchase 1,861,350 shares of the Company's common stock were outstanding under the 1996 Stock Option Plan, of which options to purchase 443,000 shares were exercisable. Options issued under this Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 29, 2000, 428,680 shares were available for future grants under the Plan.

        During the year ended February 29, 2000, the Company granted 60,000 options to nonemployees to purchase common shares at $4.75 to $7.56 per share. The options vest 50% on June 31, 2000, and 50% on December 31, 2000 and expire the later of: (1) two years after service termination, or (2) ten years from date of grant. The value of the options was determined to be $156,945 utilizing the Black-Scholes option-pricing model on the date of grant and has been recorded as unearned compensation expense in the accompanying consolidated financial statements. The unearned compensation is being amortized on a straight-line basis over the vesting period of the options.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        A summary of activity for the stock option plans is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                              NUMBER OF      EXERCISE
                                                               SHARES         PRICE
                                                             ----------      --------
       OUTSTANDING, February 28, 1998                         1,902,244       $2.01

         Granted (weighted average fair value of $1.14)       1,901,700       $1.19
         Exercised                                             (277,219)      $1.88
         Canceled                                            (1,715,175)      $2.03
                                                              ---------

       OUTSTANDING, February 28, 1999                         1,811,550       $1.16

         Granted (weighted average fair value of $3.02)         786,470       $4.37
         Exercised                                             (428,820)      $1.07
         Canceled                                               (97,700)      $1.00
                                                              ---------

       OUTSTANDING, February 29, 2000                         2,071,500       $2.39
                                                              =========


        Additional information regarding options outstanding as of February 29, 2000, is as follows:


                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          -----------------------------------------------       ------------------------
                                            Weighted average     Weighted                        Weighted
          Range of                             remaining          average                        average
          exercise             Number          contractual       exercise           Number       exercise
           prices           outstanding        life (years)        price         exercisable      price
       -------------       -------------     ---------------     ---------       -----------     --------
       $0.94 - $1.00          802,350              7.7             $1.00            313,000       $1.00
       $1.01 - $1.99          655,950              5.5             $1.53            295,950       $1.51
       $2.00 - $2.99          210,200              7.6             $2.22             42,200       $2.60
       $4.41 - $7.56          403,000              9.4             $6.70              2,000       $4.41
                            ---------                             ------            -------       -----
                            2,071,500                              $2.39            653,150       $1.35
                            =========                             ======            =======       =====


        As of February 28, 1999, 617,247 options were exercisable at weighted average exercise price of $1.38.

        Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                              FOR OPTIONS
                                                             GRANTED DURING
                                                       --------------------------
        ASSUMPTIONS                                       2000              1999
                                                       -----------         ------
        Expected life (months)                                  42            42
        Stock volatility                                       112%          124%
        Risk-free interest rate                        5.02 - 6.74%         5.55%
        Dividends during the expected term                    None          None



        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period the awards, results would have been as follows:

                                                            2000           1999
                                                         ----------      -----------
       Net income (loss) as reported                     $2,564,573      $(3,637,666)
       Pro forma net income (loss)                       $2,002,474      $(4,291,311)
       Net income (loss) per share as reported:
         Basic                                              $0.14            $(0.20)
         Diluted                                            $0.13            $(0.20)
       Pro forma net income (loss) per share:

         Basic                                              $0.11            $(0.24)
         Diluted                                            $0.10            $(0.24)



DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

9.      SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

        The Company engages in business activity primarily in two operating segments: the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products and the design and manufacturing of memory and memory-related products for the laser printer industry (through its wholly owned subsidiary, TypeHaus, Inc.).

        Operating segment data for fiscal years 2000 and 1999 were as follows:


       FISCAL YEAR 2000

                                                              TypeHaus,
                                          Dense-Pac              Inc.           Eliminations         Total
                                          ------------       ------------       ------------       ------------

       Net sales                          $ 26,055,145       $  1,411,469       $     (7,000)      $ 27,459,614
       Net income (loss)                     2,564,984               (411)                            2,564,573
       Depreciation and amortization         1,241,228            104,760                             1,345,988
       Other expense, net                      150,038                                                  150,038
       Total assets                         13,558,203            575,751            (10,000)        14,123,954
       Capital expenditures
         (includes capital leases)           3,745,975             48,528                             3,794,503

       FISCAL YEAR 1999

       Net sales                          $ 11,199,851       $  1,424,176       $    (20,236)      $ 12,603,791
       Net (loss) income                    (3,798,496)           160,830                            (3,637,666)
       Depreciation and amortization         1,054,800             80,804                             1,135,604
       Other expense, net                       86,840                                                   86,840
       Total assets                          9,661,920            627,460            (10,000)        10,279,380
       Capital expenditures
         (includes capital leases)             573,525             46,040                               619,565


        License revenues for fiscal year 2000 were $729,678. No license revenues were generated in fiscal year 1999.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        The Company had export sales (primarily to Western European customers) accounting for approximately 18% and 12% of net sales for fiscal years 2000 and 1999, respectively.

10.     BENEFIT AND COMPENSATION PLANS

        The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $81,137 and $41,944 to the 401(k) plan during fiscal years 2000 and 1999, respectively.

        The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. The Company recorded $784,730 in profit sharing expense in fiscal year 2000 and zero during fiscal year 1999.

                                   * * * * * *