Form 10QSB
period 2000-05-31
DENSE PAC MICROSYSTEMS INC
filed 2000-07-12
CIK 784770

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2000

   -    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                      YES    X                  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of common stock, no par value, outstanding as of June 30, 2000 was 19,717,722.

Transitional Small Business Disclosure Format (check one): Yes_______ No___X____

================================================================================
                                                              TOTAL PAGES:  10
                                                           Exhibit pages:   15

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                              May 31,         February 29,
                                               2000               2000
                                           ------------       ------------
                                           (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents              $  3,805,186       $  2,949,562
    Accounts receivable, net                  3,436,816          3,346,318
    Inventories                               1,638,731          1,778,959
    Other current assets                        275,382            200,120
                                           ------------       ------------

        Total current assets                  9,156,115          8,274,959

Property, net                                 5,570,671          5,819,824

Other assets                                     29,171             29,171
                                           ------------       ------------
                                           $ 14,755,957       $ 14,123,954
                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt           623,336            671,336
    Accounts payable                            925,246          1,152,151
    Accrued compensation                        469,016            782,996
    Other accrued liabilities                   262,453            353,393
    Deferred revenue                            525,000            450,000
                                           ------------       ------------

          Total current liabilities           2,805,051          3,409,876
                                           ------------       ------------


Other long-term debt                          1,136,305          1,263,544
                                           ------------       ------------

Stockholders' equity
    Common stock                             20,131,854         20,039,109
    Unearned compensation expense               (76,895)          (116,131)
    Accumulated deficit                      (9,240,358)       (10,472,444)
                                           ------------       ------------

         Total stockholders' equity          10,814,601          9,450,534
                                           ------------       ------------

                                           $ 14,755,957       $ 14,123,954
                                           ============       ============

See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                           and Consolidated Subsidiary
                              Summary of Operations
                                   (Unaudited)


                                                         For the quarter ended
                                                 ---------------------------------------
                                                    May 31,                 May 31,
                                                     2000                     1999
                                                 --------------          ---------------
NET SALES                                         $ 10,980,203              $ 6,041,037

COST OF SALES                                        7,874,169                4,599,713
                                                 --------------          ---------------

GROSS PROFIT                                         3,106,034                1,441,324

COSTS AND EXPENSES:
   Selling, general and administrative               1,417,312                1,027,226
   Research and development                            422,149                  178,653
                                                 --------------          ---------------
       Total costs and expenses                      1,839,461                1,205,879

PROFIT FROM OPERATIONS                               1,266,573                  235,445
                                                 --------------          ---------------

OTHER EXPENSE (INCOME)
    Interest expense                                    36,855                   38,590
    Interest income                                    (42,368)                  (6,638)
                                                 --------------          ---------------
Total other expense (income)                            (5,513)                  31,952

INCOME BEFORE INCOME TAX
 PROVISION                                           1,272,086                  203,493

INCOME TAX PROVISION                                    40,000                        -
                                                 --------------          ---------------

NET INCOME (LOSS)                                  $ 1,232,086                $ 203,493
                                                 ==============          ===============

NET INCOME PER SHARE:
Basic                                                    $0.06                    $0.01
                                                 ==============          ===============
Diluted                                                  $0.06                    $0.01
                                                 ==============          ===============


WEIGHTED AVERAGE SHARES OUTSTANDING:
   OUTSTANDING - BASIC                              19,359,000               18,300,000
                                                 ==============          ===============
   OUTSTANDING - DILUTED                            20,661,000               19,700,000
                                                 ==============          ===============


See accompanying notes to condensed consolidated financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                                            For the three months ended
                                                           -----------------------------
                                                             May 31,           May 31,
                                                              2000              1999
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ 1,232,086       $   203,493

Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Depreciation and amortization                                362,669           262,072
  Amortization of unearned compensation                         39,236                --

Changes in operating assets and liabilities:
     Accounts receivable                                       (90,498)         (298,547)
     Inventories                                               140,228           849,281
     Other current assets                                      (75,262)           (8,226)
     Accounts payable                                         (226,905)         (414,751)
     Accrued compensation                                     (313,980)           21,177
     Other accrued liabilities                                 (90,940)          124,362
     Deferred revenue                                           75,000                --
                                                           -----------       -----------

Net cash provided by (used in) operations:                   1,051,634           738,861
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                            (113,516)         (364,199)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt                    (175,239)          (95,330)
Proceeds from issuance of common stock                          92,745            18,159
                                                           -----------       -----------

Net cash used in financing activities                          (82,494)          (77,171)
                                                           -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      855,624           297,491

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 2,949,562         1,273,887
                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                  $ 3,805,186       $ 1,571,378
                                                           ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                              $    46,242       $    20,648
                                                           ===========       ===========
Income taxes paid                                          $    48,000       $         0
                                                           ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Acquisition of property under capital leases               $         0       $   358,915
                                                           ===========       ===========
Conversion of notes payable to related parties
   to common stock                                         $         0       $ 1,200,000
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



NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended May 31, 2000 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2000 and May 31, 1999, and the results of its operations and its cash flows for the quarters ended May 31, 2000 and 1999. Results for the interim periods are not necessarily indicative of those to be expected for the full year.

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


NOTE 4 - In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company engages in business activity primarily in two operating segments: the design and manufacturing of proprietary and patented three-dimensional, high-density semiconductor products and the design and manufacturing of memory and memory related products for the laser printer industry (through its wholly-owned subsidiary, TypeHaus, Inc.). Required operating segment data were as follows:

Quarter ended May 31, 2000     Dense-Pac       TypeHaus    Eliminations       Total
--------------------------     -----------     ---------   ------------     -----------
Net sales                      $10,722,652     $257,551                     $10,980,203
Net income (Loss)              $ 1,268,859     $(36,773)                    $ 1,232,086
Total assets                   $14,272,698     $493,259    $(10,000)        $14,755,957


Quarter ended May 31, 1999     Dense-Pac       TypeHaus    Eliminations       Total
--------------------------     -----------     ---------   ------------     -----------
Net sales                      $5,628,177      $419,860    $ (7,000)        $6,041,037
Net income                     $  141,948      $ 61,545    $     --         $  203,493
Total assets                   $9,755,003      $750,402    $(10,000)       $10,495,405


NOTE 5 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the three months ended May 31, 2000:


                                 Number of       Price per              Number of
                                  Shares           Share          Options Exercisable
                                 ---------     --------------     -------------------
Balance, February 29, 2000       2,071,500     $  .94 - $7.56           653,150
                                 ---------     --------------           -------
     Granted                       272,000     $ 5.50 - $8.63
     Exercised                     (78,450)    $ 1.00 - $1.81
     Canceled                      (99,500)    $ 1.56 - $8.63
                                 ---------     --------------           -------
Balance, May 31, 2000            2,165,550     $  .94 - $8.63           700,500
                                 =========     ==============           =======


NOTE 6 - The weighted average shares outstanding during the three month period ended May 31, 2000 was 19,382,000 and the fully diluted shares outstanding for the three month period was 20,661,000. Options and warrants to purchase shares of common stock during these periods were included in the above calculations.


ITEM 2 - Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

        Net sales for the quarter ended May 31, 2000 increased $ 4,939,166 or 82% compared to the quarter ended May 31, 1999. The increase in net sales for the quarter ended May 31, 2000, when compared to the same quarter in the prior year was due primarily to an increase in the high-density commercial portion of the company's business. The overall unit increase in commercial stacks shipped during the quarter increased by approximately 45% from the previous quarter in the prior year. Additionally, a larger percentage of the Company's sales included memory components, which in prior quarters had typically been consigned and not included in sales and cost of sales. For the commercial high density product, the revenue of products containing the semiconductor components increased by 248% from the first quarter in the prior fiscal year. In certain cases, the Company will purchase material for the commercial order and will determine the final purchase price prior to the order, in order to avoid any price volatility in the components. The company continued to focus the sales effort associated with the Company's high density commercial products. See "Forward Looking Statements."

        For the first quarter, approximately $257,000 of revenue was generated from the Company's wholly-owned subsidiary as compared to $420,000 in the previous year's first quarter.

        Gross profit as a percentage of sales was 28% for the three month period ended May 31, 2000, as compared to 24% for the three month period ended May 31, 1999. The increase in the gross margin for the first quarter ended May 31, 2000 can be attributed to the type of products that the company was selling during the comparable quarters. Specifically, the Company increased its production during the first quarter ending May 31, 2000, without a significant increase in fixed assets. This was offset slightly by the fact that the Company shipped more commercial orders for which the company procured the semiconductor. As the cost of the memory components are included in revenue to the customers the resulting gross margin decreases. In the prior quarter the majority of commercial orders had consigned memory associated with the sales.

        During the first quarter of fiscal year 2001, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. In this manner, the Company believes that the Company has been able to define a niche for the products that use a unique proprietary stacking technology and has been marketing these products to a defined market. The Company believes that margins should improve due to increased production. See "Forward-Looking Statements."

        Selling, general and administrative expenses increased in the first quarter of fiscal 2001 by $390,000 or 38% from the first quarter of the prior fiscal year. The increase in general and administrative expenses can be attributed to an increase in recruitment expenses and employee costs associated with the increase in business volume. There were also increases in legal expense of $100,000 associated with a patent infringement lawsuit and other legal expenses.

        For the quarter ended May 31, 2000, research and development costs increased $243,000 or 136% from the same quarter in the previous fiscal year. The increase is primarily due to continued efforts to allocate resources to the development and production of unique new technologies into the commercial marketplace. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".

        For the three months ended May 31, 2000, other expenses decreased $37,000 from the same period last year. This decrease is due to additional interest income associated with the increase in the cash reserves.




LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the first quarter of fiscal 2000 was the cash generated from the operations. The Company continued to improve its operating performance and generate cash for operation purposes. Assuming that the Company is successful in its efforts to continue its first quarter financial performance, the Company believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a credit facility for three million dollars from a financial institute if the need should arise for additional working capital to support operations. See "Forward Looking Statements."

        Net cash provided by operations was approximately $1,052,000 during the first quarter of fiscal year 2000 which was generated from the profitable results of operations. These increases included depreciation and amortization of $362,000 and a decrease in inventories of $140,000, offset by decreases in accounts payable and accrued compensation of approximately $541,000.

        The Company purchased approximately $114,000 in new equipment during the first quarter of fiscal year 2000. The Company is expecting that it may incur additional lease debt with the purchase of additional equipment during the next quarter. The Company expects that it will not purchase more than one million dollars in additional equipment for the remainder of the year. See "Forward-Looking Statements".

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


                           PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings

        On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on a Simple Technology patent. Dense-Pac intends to vigorously defend itself against such charges. On October 23, 1998, Dense-Pac filed a cross-compliant in the U.S. District Court for the Central District of California, Santa Ana for patent infringement against Simple Technology. The suit alleges that the Simple Technology infringement has benefited Simple Technology and unlawfully interfered with Dense-Pac's sales efforts. In April 1999, Dense-Pac filed two motions for summary judgement, one relating to non-infringement of the Simple patent and the second relating to previous public art, which may invalidate the claims in the Simple Technology patent. The ultimate outcome or any resulting potential loss cannot be determined at this time. On May 31, 2000, the trial, originally scheduled for June 6, 2000, was rescheduled to February 13, 2001.


        On April 11, 2000, Dense-Pac Microsystems filed suit, in Superior Court for the State of California, Orange County, against Simple Technology, Inc. and its chief operating officer. The compliant alleges trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. Dense-Pac believes that on or before September 1997, Simple Technology and its officer obtained Dense-Pac's proprietary technology concerning Dense-Pac's products without authorization or consent from Dense-Pac. The complaint alleges that Simple Technology then used the above proprietary technology to manufacture a product substantially identical to Dense-Pac's proprietary rail M-Densus product and interfered with Dense-Pac's business. Dense-Pac is seeking general damages, monetary losses, attorneys' fees and punitive and exemplary damages. Dense-Pac intends to aggressively pursue this action.

        Item 6 - Exhibits and Reports on Form 8-K

                (a) Exhibits

                        The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of the Quarterly Report.

                        Exhibit 27 - Financial Data Schedule

                        Exhibit 99 - Credit Facility with Imperial Bank dated May 4, 2000

                (b) Reports on Form 8-K -

                        No reports on Form 8-K were filed during the first quarter of fiscal 2001 covered by this Form 10-QSB.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DENSE-PAC MICROSYSTEMS, INC.
                                                  (Small Business Issuer)


        July 12, 2000                       /s/   Ted Bruce
-----------------------------------         ------------------------------------
Date                                        Ted Bruce, Chief Executive Officer




        July 12, 2000                       /s/   William M. Stowell
-----------------------------------         ------------------------------------
Date                                        William M. Stowell, Chief Financial
                                               Officer