Form 10QSB
period 2000-08-31
DENSE PAC MICROSYSTEMS INC
filed 2000-10-06
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------      ---------------------


                         Commission file number 0-14843


                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         CALIFORNIA                                        33-0033759
(State or other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)


                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                    (Address of Principal Executive Offices)
                                 (714) 898-0007
                           Issuer's Telephone Number

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Year)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   The number of shares of common stock, no par value, outstanding as of September 29, 2000 was 19,918,000.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]
                                                               -----     -----

--------------------------------------------------------------------------------

                                                                TOTAL PAGES:  10

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                           August 31,        February 29,
                                             2000               2000
                                          ------------       ------------
                                          (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents               $  4,959,746       $  2,949,562
  Accounts receivable, net                   2,760,945          3,346,318
  Inventories, net                           2,128,578          1,778,959
  Other current assets                         234,655            200,120
                                          ------------       ------------
    Total current assets                    10,083,924          8,274,959

Property, net                                5,466,139          5,819,824

Other assets                                    29,171             29,171
                                          ------------       ------------
                                          $ 15,579,234       $ 14,123,954
                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $    560,586       $    671,336
  Accounts payable                           1,258,876          1,152,151
  Accrued compensation                         443,773            782,996
  Other accrued liabilities                     91,333            353,393
  Deferred revenue                             300,000            450,000
                                          ------------       ------------
    Total current liabilities                2,654,568          3,409,876


Other long-term debt                         1,009,153          1,263,544

Stockholders' equity
  Common stock                              20,766,929         20,039,109
  Unearned compensation expense                (37,661)          (116,131)
  Accumulated deficit                       (8,833,755)       (10,472,444)
                                          ------------       ------------
    Total stockholders' equity              11,895,513          9,450,534
                                          ------------       ------------
                                          $ 15,559,234       $ 14,123,954
                                          ============       ============


See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                            Consolidated Statements
                                  of Operations
                                  ( Unaudited )



                                               For the quarter ended                  Six months ended,
                                           August 31,        August 31,          August 31,        August 31,
                                              2000              1999               2000               1999
                                          -----------       ------------       ------------      -------------
NET SALES                                $  7,204,949       $  7,355,581       $ 18,185,152       $ 13,396,618

COST OF SALES                               4,823,680          4,805,052         12,697,849          9,404,765
                                         ------------       ------------       ------------       ------------
GROSS PROFIT                                2,381,269          2,550,529          5,487,303          3,991,853

COSTS AND EXPENSES:
  Selling, general and administrative       1,557,898          1,499,289          2,975,212          2,526,515
  Research and development                    436,795            263,562            858,944            442,215
                                         ------------       ------------       ------------       ------------
    Total costs and expenses                1,994,693          1,762,851          3,834,156          2,968,730

PROFIT FROM OPERATIONS                        386,576            787,678          1,653,147          1,023,123
                                         ------------       ------------       ------------       ------------

OTHER EXPENSE (INCOME)
  Interest expense                             33,950             94,996             70,805            133,586
  Interest income                             (66,979)            (7,813)          (109,347)           (14,451)
                                         ------------       ------------       ------------       ------------
    Total other expense (income)              (33,029)            87,183            (38,542)           119,135

PROFIT BEFORE INCOME TAX PROVISION            419,605            700,495          1,691,689            903,988

INCOME TAX PROVISION                           13,000             20,800             53,000             20,800
                                         ------------       ------------       ------------       ------------
NET PROFIT                               $    406,605       $    679,695       $  1,638,689       $    883,188
                                         ============       ============       ============       ============

BASIC NET INCOME PER SHARE               $       0.02       $       0.04       $       0.08       $       0.05
                                         ============       ============       ============       ============

DILUTED NET INCOME PER SHARE             $       0.02       $       0.03       $       0.08       $       0.04
                                         ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC NET
 INCOME PER SHARE                          19,835,505         18,595,000         19,612,042         18,460,000
                                         ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE DILUTED
 NET INCOME PER SHARE                      20,946,642         19,876,000         20,633,423         19,689,000
                                         ============       ============       ============       ============


See accompanying notes to condensed financial statements.

                          Dense-Pac Microsystems, Inc.
                             Statements of Cash Flow
                                   (Unaudited)


                                                                                     For the six months ended
                                                                                   August 31,         August 31,
                                                                                      2000              1999
                                                                                  ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 1,638,689       $   883,188

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                                        726,618           679,704
  Amortization of unearned compensation expense                                         78,470

Changes in operating assets and liabilities:
  Accounts receivable                                                                  585,373        (1,424,690)
  Inventories                                                                         (349,619)        1,513,049
  Other current assets                                                                 (34,535)           51,104
  Accounts payable                                                                     106,725          (478,256)
  Accrued compensation                                                                (339,223)          252,945
  Other Accrued liabilities                                                           (262,060)          (41,453)
  Deferred revenue                                                                    (150,000)
                                                                                   -----------       -----------

Net cash provided by operations                                                      2,000,438         1,435,591
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                                  (352,933)         (643,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                (365,141)         (238,494)
  Proceeds from issuance of common stock                                               727,820            81,209
                                                                                   -----------       -----------

Net cash provided by (used in) financing activities                                    362,679          (157,285)
                                                                                   -----------       -----------
                                                                                                     ...........
NET INCREASE IN CASH                                                                 2,010,184           634,416

CASH AT BEGINNING OF YEAR                                                            2,949,562         1,273,887
                                                                                   -----------       -----------

CASH AT END OF PERIOD                                                              $ 4,959,746       $ 1,908,303
                                                                                   ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                    $    70,413       $   151,720
                                                                                   ===========       ===========
  Income taxes paid                                                                $    61,000       $       800
                                                                                   ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases                                                       $   663,282
                                                                                   ===========       ===========
  Conversion of notes payable to related parties to common stock                                     $ 1,200,000
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


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended August 31, 2000 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 filed with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2000 and the results of its operations and its cash flows for the quarters ended August 31, 2000 and 1999. Results for the interim periods are not necessarily indicative of those to be expected for the full year.


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

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company engages in business activity primarily in two operating segments: the design and manufacturing of proprietary and patented three-dimensional, high-density semiconductor products and the design and manufacturing of memory and memory related products for the laser printer industry (through its wholly-owned subsidiary, TypeHaus, Inc.). The revenue and operational results for TypeHaus are immaterial in the consolidated financial statements of Dense-Pac Microsystems.

NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the six months ended August 31, 2000:


                                           Number of          Price per             Number of
                                             Shares              Share          Options Exercisable
                                          -------------     ---------------     -------------------
Balance, February 29, 2000                  2,071,500       $ .94  -  $7.56           653,150
                                           ----------       ---------------          ---------

        Granted                               466,000       $5.50  -  $8.63
        Exercised                            (543,900)      $1.00  -  $4.50
        Canceled                             (127,000)      $1.56  -  $8.63
                                           ----------       ---------------          ---------
Balance, August 31, 2000                    1,866,600       $ .94  -  $8.63           318,525
                                           ==========       ===============          =========


NOTE 5 - The weighted average shares outstanding during the three and six month period ended August 31, 2000 was 19,836,000 and 19,612,000. The fully diluted shares outstanding for the three and six month period ended August 31, 2000 was 20,947,000 and 20,633,000. Options to purchase shares of common stock during these periods were included in the above calculations.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

RESULTS  OF OPERATIONS

     Net sales for the quarter ended August 31, 2000 decreased $ 151,000 or 2% compared to the quarter ended August 31, 1999. The decrease in net sales for the quarter ended August 31, 2000, when compared to the same quarter in the prior year was due primarily to a decrease in the industrial and defense portion of the business, offset by an increase in the royalty revenue for the company. Additionally, during the quarter, the overall units shipped for the commercial stack business decreased by 30% as compared from the same quarter in the previous year, but did not materially affect revenue due to the product mix. During the second quarter ended August 31, 2000, the supply of the DRAM became allocated to the end users because of output capacity and demand, and as a result, many of the silicon suppliers were selling DRAM directly into the marketplace versus stacking them. This resulted in a short-term delay in the availability of the DRAM for the use in stacking, although the demand for high-density technology did not go away.

     The commercial product mix during the second quarter ended August 31, 2000, changed as to the relationship between consigned material in the total revenue versus the material purchased on behalf of the customer. For the commercial high-density product, approximately 50% of the revenue for the quarter ended August 31, 2000 was represented with the memory cost contained in the revenue. In these cases, the Company will purchase material for the commercial order and will determine the final purchase price prior to the order, in order to avoid any price volatility in the components. This compares to no memory contained in the stacked revenue for the same period in the prior year's record quarter. See "Forward Looking Statements."

     Net sales for the six months ended August 31, 2000 increased $4,789,000 or 36% compared to the same period in the previous year's period. The increase in revenue for the six month period was primarily during the first quarter ended May 31, 2000, when the commercial stacks sold during the quarter, was approximately 50% more during as compared to the comparable period in the prior year. For the commercial high-density product, approximately 50% of the commercial stack sales were comprised of memory costs for the six months ended August 31, 2000 as compared to 14% in the same period for the previous fiscal year.

     For the second quarter ended August 31, 2000, approximately $538,000 of revenue was generated from the Company's wholly-owned subsidiary (TypeHaus) as compared to $428,000 in the previous year's second quarter. For the six month period ended August 31, 2000, TypeHaus accounted for approximately $796,000 of the total revenue as compared to $848,000 for the same period in the prior year. TypeHaus' had a loss for the quarter and six month period ended August 31, 2000 of $1,200 and $38,000, respectfully.

     Gross profit as a percentage of sales was 33% for the three month period ended August 31, 2000, as compared to 35% for the three month period ended August 31, 1999. For the six month period ended August 31, 2000 the gross margin was 30% as compared to 30% for the six month period ended August 31, 1999. Any change in the gross margins can typically be attributed to the type of products that the company was selling during the comparable quarters as well as the royalty income generated during the periods. The Company increased its production during the first quarter of fiscal year 2001 creating an increase in the economics of production with the variable of gross margin being the direct labor force. During the slower periods the labor force is adjusted match the production needs. The Company also shipped commercial orders for approximately $2,585,000 for the three month period and $7,611,00 for the six month period ended August 31, 2000, where the margin was lower due to the fact that the Company procured the memory for the order as compared to none in the previous years second quarter and $1,205,000 for the six months. The balance of the commercial orders had consigned memory associated with the sale.

     During the second quarter of fiscal year 2001, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. In this manner, the Company believes that the Company has been able to define a niche for the products that use a unique proprietary stacking technology and has been marketing these products to a defined market. The Company believes that margins should improve due to increased production. See "Forward-Looking Statements."

     Selling, general and administrative expenses increased in the second quarter of fiscal 2001 by $59,000 or 4% from the second quarter of the prior fiscal year. For the six month period ended August 31, 2000, these expenses increased by $449,000 or 18% over the same period in the prior year. The majority of the increase in selling general and administrative expenses can be attributed to an increase in legal expense of $247,000 for the quarter ended August 31, 2000 as compared to the same quarter in the prior year and an increase of $470,000 for the six month period ended August 31, 2000 as compared to the previous period. The legal increase is associated with a patent infringement and trade secret theft lawsuit and other legal expenses. See the Company's 10-QSB for the period ended May 31, 2000 for a current status of the legal cases. Additionally, during the quarter and six months ended August 31, 2000, there was a decrease in the bonus/profit sharing expense which partially offset the increase in legal expense.

     For the quarter ended August 31, 2000, research and development costs increased $173,000 or 66% from the same quarter in the previous fiscal year. For the six months ended August 31, 2000 research and development costs increased $417,000 or 94% for the same period in the prior fiscal year. The increase is primarily due to continued efforts to allocate resources to the development and production of unique new technologies into the commercial marketplace. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".

     For the three months ended August 31, 2000, other expenses decreased $120,000 and for the six months decreased $158,000 from the same period last year. This decrease is due to additional interest income associated with the increase in the cash reserves and a reduction in the interest expense due to payments toward equipment leases. The Company additionally established a relationship with a new bank during the period and established a investment facility for available idle cash to be invested.

LIQUIDITY  AND CAPITAL RESOURCES

     The Company's primary source of liquidity for the second quarter of fiscal 2000 was the cash generated from the operations. The Company continued to improve its operating performance and generate cash for operation purposes. Assuming that the Company is successful in its efforts to continue its quarterly financial performance, the Company believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a credit facility for three million dollars from a financial institute if the need should arise for additional working capital to support operations. See "Forward Looking Statements."

     Net cash provided by operations was approximately $2,000,000 during the first six months of fiscal year 2001, which was mainly generated from the profitable results of operations. These increases included depreciation and amortization of $727,000, and a decrease in accounts receivable of $585,000. The Company also generated cash from the exercise of employee stock options of $728,000 during the six month period ended August 31, 2000.

     The Company purchased approximately $353,000 in new equipment during the first six months of fiscal year 2001. The Company is expecting that it may incur additional lease debt with the purchase of additional equipment during the next six months. The Company expects that it will not purchase more than one million dollars in additional equipment for the remainder of the year. See "Forward-Looking Statements".

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

     Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000 under the heading "Cautionary Statements". Investors are cautioned against ascribing undue weight to any forward looking statements herein.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

1. (a) Annual Shareholders' Meeting - August 11, 2000.


     (b) Election of Directors:               Votes For            Withheld

         Richard J. Dadamo                   17,760,362             492,766
         Ted Bruce                           17,760,362             492,766
         Roger Claes                         17,759,862             493,266
         Samuel W. Tishler                   17,760,362             492,766
         Gordon M. Watson                    17,760,362             492,766
         Richard H. Wheaton                  17,760,362             492,766

     - Directors were elected

     (c) Approval of amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options under the plan by 1,000,000 shares.

                                              Votes For           Against
                                              8,183, 061         1,613,271
       -  Motion passed

     (d) Proposal to approve the re-incorporation of the Company as a Delaware corporation, which will also be named Dense-Pac Microsystems, Inc. pursuant to a merger of the Company into a wholly-owned Delaware subsidiary and the conversion of each share of the Common Stock of the Company into one share of the common stock, par value $.01 per share, of the surviving corporation.

                       Votes For           Against         Broker Non Votes
                       8,396,626          1,419.565          8,423,496

     - Motion did not pass

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of the Quarterly Report.

        Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K -

            No reports on Form 8-K were filed during the second quarter of fiscal 2001 covered by this Form 10-QSB.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DENSE-PAC MICROSYSTEMS, INC.
                                                         (Small Business Issuer)


     October 6, 2000                /s/  Ted Bruce
-----------------------------       -------------------------------------------
Date                                Ted Bruce, Chief Executive Officer




     October 6, 2000                /s/  William M. Stowell
-----------------------------       -------------------------------------------
Date                                William M. Stowell, Chief Financial Officer