Form 10QSB/A
period 2000-08-31
DENSE PAC MICROSYSTEMS INC
filed 2000-10-11
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 1

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

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheet


                                           August 31,        February 29,
                                             2000               2000
                                          ------------       ------------
                                          (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents               $  4,959,746       $  2,949,562
  Accounts receivable, net                   2,760,945          3,346,318
  Inventories, net                           2,128,578          1,778,959
  Other current assets                         234,655            200,120
                                          ------------       ------------
    Total current assets                    10,083,924          8,274,959

Property, net                                5,446,139          5,819,824

Other assets                                    29,171             29,171
                                          ------------       ------------
                                          $ 15,559,234       $ 14,123,954
                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $    560,586       $    671,336
  Accounts payable                           1,258,876          1,152,151
  Accrued compensation                         443,773            782,996
  Other accrued liabilities                     91,333            353,393
  Deferred revenue                             300,000            450,000
                                          ------------       ------------
    Total current liabilities                2,654,568          3,409,876


Other long-term debt                         1,009,153          1,263,544

Stockholders' equity
  Common stock                              20,766,929         20,039,109
  Unearned compensation expense                (37,661)          (116,131)
  Accumulated deficit                       (8,833,755)       (10,472,444)
                                          ------------       ------------
    Total stockholders' equity              11,895,513          9,450,534
                                          ------------       ------------
                                          $ 15,559,234       $ 14,123,954
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


     October 11, 2000               /s/  Ted Bruce
-----------------------------       -------------------------------------------
Date                                Ted Bruce, Chief Executive Officer




     October 11, 2000               /s/  William M. Stowell
-----------------------------       -------------------------------------------
Date                                William M. Stowell, Chief Financial Officer