Form 10QSB
period 2000-11-30
DENSE PAC MICROSYSTEMS INC
filed 2001-01-12
CIK 784770

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2000

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                           YES   [X]        NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of common stock, no par value, outstanding as of January 4, 2001 was 20,897,000.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

--------------------------------------------------------------------------------
                                                                TOTAL PAGES:  11

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheets


                                              November 30,         February 29,
                                                  2000                2000
                                             -------------        -------------
                                              (unaudited)
ASSETS
Curent Assets:
  Cash and cash equivalents                   $  5,765,534         $  2,949,562
  Accounts receivable, net                       3,022,463            3,346,318
  Inventories, net                               2,093,832            1,778,959
  Other current assets                             296,482              200,120
                                              ------------         ------------
    Total current assets                        11,178,311            8,274,959

Property, net                                    5,351,442            5,819,824
Goodwill, net                                    5,310,729                 --
Other assets                                       474,964               29,171
                                              ------------         ------------
                                              $ 22,315,446         $ 14,123,954
                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $    526,070         $    671,336
  Accounts payable                               1,061,620            1,152,151
  Accrued compensation                             681,315              782,996
  Income taxes payable                           1,606,996                 --
  Other accrued liabilities                        490,256              353,393
  Deferred revenue                                 434,289              450,000
                                              ------------         ------------
    Total current liabilities                    4,800,546            3,409,876


Long-term debt, net of current portion             882,548            1,263,544

Stockholders' equity
  Common stock                                  24,619,173           20,039,109
  Unearned compensation expense                     (5,755)            (116,131)
  Accumlated deficit                            (7,981,066)         (10,472,444)
                                              ------------         ------------
    Total stockholders' equity                  16,632,352            9,450,534
                                              ------------         ------------
                                              $ 22,315,446         $ 14,123,954
                                              ============         ============


See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                             Consoidated Statements
                                  of Operations
                                  (Unaudited)


                                                For the quarter ended,            For the nine months ended,
                                            November 30,       November 30,      November 30,       November 30,
                                               2000                1999              2000               1999
                                           ------------       ------------       ------------       -------------
NET SALES                                  $  9,649,326       $  7,544,364       $ 27,834,477       $ 20,940,982

COST OF SALES                                 6,842,403          4,805,664         19,540,254         14,210,429
                                           ------------       ------------       ------------       ------------

GROSS PROFIT                                  2,806,923          2,738,700          8,294,223          6,730,553

COSTS AND EXPENSES:
  Selling, general and administrative         1,620,456          1,448,094          4,596,057          3,974,609
  Research and development                      397,392            418,715          1,256,336            860,930
                                           ------------       ------------       ------------       ------------
    Total costs and expenses                  2,017,848          1,866,809          5,852,393          4,835,539

PROFIT FROM OPERATIONS                          789,075            871,891          2,441,830          1,895,014

OTHER EXPENSE (INCOME)
  Interest expense                               24,008             55,870             94,421            189,456
  Interest income                               (72,624)           (21,003)          (181,971)           (35,454)
  Gain on sale of TypeHaus assets               (16,998)              --              (16,998)              --
                                           ------------       ------------       ------------       ------------
    Total other expense (income)                (65,614)            34,867           (104,548)           154,002

PROFIT BEFORE INCOME TAX PROVISION              854,689            837,024          2,546,378          1,741,012

INCOME TAX PROVISION                              2,000             20,000             55,000             40,800
                                           ------------       ------------       ------------       ------------

NET PROFIT                                 $    852,689       $    817,024       $  2,491,378       $  1,700,212
                                           ============       ============       ============       ============


BASIC NET INCOME PER SHARE                 $       0.04       $       0.04       $       0.13       $       0.09
                                           ============       ============       ============       ============


DILUTED NET INCOME PER SHARE               $       0.04       $       0.04       $       0.12       $       0.09
                                           ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE BASIC NET
 INCOME PER SHARE                            20,261,036         18,858,000         19,828,373         18,594,000
                                           ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 USED TO CALCULATE DILUTED
 NET INCOME PER SHARE                        20,436,622         20,304,000         20,597,218         19,753,000
                                           ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          For the nine months ended
                                                                       November 30,        November 30,
                                                                          2000                  1999
                                                                       ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 2,491,378         $ 1,700,212

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Gain on sale of TypeHaus assets                                           (16,998)               --
  Depreciation and amortization                                           1,158,097           1,294,256
  Amortization of unearned compensation                                     110,376                --

Changes in operating assets and liabilites
  (net of effects of acquisition and disposition):
  Accounts receivable                                                     1,086,479          (1,645,194)
  Inventories                                                               326,028           2,117,306
  Other current assets                                                      (10,166)             75,759
  Accounts payable                                                         (722,972)         (1,454,474)
  Accrued compensation                                                     (432,986)            516,268
  Other accured liabilities                                                (207,699)             71,577
  Deferred revenue                                                         (375,000)            300,000
                                                                        -----------         -----------
Net cash provided by operations                                           3,406,537           2,975,710
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                       (393,413)           (924,662)
  Proceeds from sale of TypeHaus assets                                      25,000                --
  Cash paid for acquisition                                                (525,348)               --
                                                                        -----------         -----------
Net cash used by investing activities                                      (893,761)           (924,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                     (557,849)         (1,012,106)
  Proceeds from issuance of common stock                                    861,045             205,282
                                                                        -----------         -----------

Net cash provided by (used in) financing activities                         303,196            (806,824)
                                                                        -----------         -----------
                                                                                            ...........
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 2,815,972           1,244,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,949,562           1,273,887
                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                             $ 5,765,534         $ 2,518,111
                                                                        ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                         $    94,421         $   151,720
                                                                        ===========         ===========
  Income taxes paid                                                     $    63,000         $       800
                                                                        ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases                                              $ 2,281,426
                                                                                            ===========
  Conversion of notes payable to related parties to common stock                            $ 1,900,000
                                                                                            ===========


See accompanying notes to condensed consolidated financial statments.

                          DENSE-PAC MICROSYSTEMS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc. (Dense-Pac or the Parent Company), a California corporation, and its wholly-owned subsidiaries, Productivity Enhancement Products, Inc.(PEP) and TypeHaus, Inc.(TypeHaus) (together, the Company) designs and manufacturers proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from the design of electronic and communication systems. PEP, purchased by Dense-Pac in October, 2000, provides engineering and manufacturing services to a variety of OEM customers. It also supplies custom memory subsystems and support software for OEM manufacturers. TypeHaus, Inc. a supplier of printer components was sold to previous management on November 3, 2000. See Note 6.


NOTE 2 - As contemplated by the Securities and Exchange Commission ("SEC") under
Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. This report on Form 10-QSB for the period ended November 30, 2000 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 and Form 8-KA filed on January 11, 2001 with the SEC.

In the opinion of the Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of November 30, 2000 and the results of operations and its cash flows for the three and nine month periods ended November 30, 2000 and 1999, respectively. Results for the interim periods are not necessarily indicative of those to be expected for the full year.


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

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.


NOTE 4 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the nine-months ended November 30, 2000:



                                               Number of           Price per               Number of
                                                 Shares              Share            Options Exercisable
                                              ----------         --------------       --------------------
Balance, February 29, 2000                     2,071,500         $ .94  -  $7.56             653,150
                                               ---------         ---------------             -------


        Granted                                  798,500         $5.50  -  $8.63
        Exercised                               (662,650)        $1.00  -  $4.50
        Canceled                                (146,750)        $1.00  -  $8.63
                                               ---------         ---------------             -------
Balance, November 30, 2000                     2,060,600         $ .94  -  $8.63             391,300
                                               =========        ================             =======


NOTE 5 - The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculations:


                                               Quarter Ended                 Nine Months Ended
                                                November 30,                     November 30,
                                          --------------------------      --------------------------
                                             2000            1999            2000           1999
                                          ----------      ----------      ----------      ----------
Shares used in computing basic net
income  per share                         20,261,036      18,858,000      19,828,373      18,594,000
Dilutive effect of stock options             175,586       1,446,000         768,845       1,159,000
                                          ----------      ----------      ----------     -----------
Shares used in computing diluted net
income per share                          20,304,000      20,436,622      19,753,000      20,597,218
                                          ----------      ----------      ----------     -----------



NOTE 6 - On November 3, 2000, Dense-Pac sold certain assets of its wholly-owned subsidiary, TypeHaus, to the previous management of TypeHaus for $25,000 in cash and a promissory note of $350,000. The note is secured by the assets of the new company, personal limited guarantees and 44,000 shares of Dense-Pac common stock. Dense-Pac's retained the cash, accounts receivable and accounts payable of the corporation. The sale of assets resulted in a gain of approximately $17,000. The cash, accounts receivables and proceeds from the note will be used to liquidate the outstanding liabilities of TypeHaus as of November 3, 2000. Within a ninety day period, it is the intention of Dense-Pac to dissolve the TypeHaus corporation and cease all of its operations. This is not expected to have a significant financial impact on the Company.


NOTE 7 - On October 26, 2000, Dense-Pac acquired all of the outstanding common stock of Productivity Enhancement Products, Inc. (PEP) in exchange for 884,167 shares of common stock of the Company valued at $3,719,000, the assumption of approximately $1,531,000 in tax liabilities of PEP, and $212,000 in direct acquisition costs. Fifteen percent of the Dense-Pac shares issued in the acquisition are being held in escrow for six months to compensate for any unknown liabilities that may have existed at the date of acquisition. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows (in thousands):


      Current assets                         $ 1,754
      Property                                   405
      Goodwill                                 5,377
      Liabilities assumed                     (2,073)
                                             -------
                  Total purchased price      $ 5,463
                                             =======


Note: The above allocation may change once the audit of PEP's closing Balance Sheet is completed and other valuation information is received.

The results of operations of PEP are included in the consolidated financial statements from the date of acquisition. The pro forma statement of operations data below assumes that PEP was acquired at the beginning of fiscal 2000. This pro forma data includes amortization of goodwill from that date. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000.


                                                         Nine Months Ended November 30,
                                                              2000              1999
                                                              ----              ----
      (in 000's, except per share data)
      Revenue                                                $33,256          $ 25,401
      Net Income                                             $ 1,412            $1,390
      Net income per share -basic and diluted                $  0.06            $ 0.07


ITEM 2 - Management's Discussion and Analysis or Plan of Operation


RESULTS  OF OPERATIONS

     Net sales for the quarter ended November 30, 2000 increased approximately $ 2,105,000 or 28% compared to the quarter ended November 30, 1999. The increase in net sales when compared to the same quarter in the prior year was due primarily to the increased purchased memory content of the product mix in the respective quarter, as well as an increase in the royalty revenue for the company. PEP contributed approximately $925,000 of revenue during the quarter since the acquisition date. Additionally, during the quarter, the overall units shipped for the commercial stack business decreased by 51% as compared to the same quarter in the previous year, but did not materially affect revenue due to the product mix. During the previous quarter ended August 31, 2000, the temporary limited supply of DRAM chips became allocated to the end users, and as a result, many of the silicon suppliers during the shortage were selling directly into the marketplace, instead of using their products for stacking.

     The product mix changed for the third quarter ended November 30, 2000 within the commercial stack business, as the relationship with customers shifted between customer bought and owned consigned material, and material purchased on behalf of the customer. For the commercial high-density product, approximately 59% of the revenue for the quarter ended November 30, 2000 was represented by the memory cost contained in the revenue. In these cases, the Company will purchase material for the commercial order and will determine the final purchase price prior to the order, in order to avoid any price volatility in the components. This compares to no memory contained in the stacked revenue for the same period in the prior year's quarter. See "Forward Looking Statements."

     Net sales for the nine-months ended November 30, 2000 increased $6,893,000 or 33% compared to the same period in the previous year. The increase for the nine-month period was primarily due to the commercial high-density product, of which approximately 55% of the commercial stack sales were comprised of memory costs for the nine months ended November 30, 2000, as compared to 10% in the same period for the previous fiscal year.

     Certain assets of the Company's wholly-owned subsidiary (TypeHaus) were sold to its previous management on November 3, 2000. For the quarter ended November 30, 2000, revenues recorded from TypeHaus were $218,000 as compared to $323,000 in the previous year's third quarter. For the nine month period ended November 30, 2000, TypeHaus accounted for approximately $1,013,000 of the total revenue as compared to $1,171,000 for the same period in the prior year. TypeHaus had a loss for the third quarter and nine-month period ended November 30, 2000 of $87,000 and $125,000, respectively, as compared to a loss of $126,000 and $20,000, respectively, for the same periods in the previous year.

     Gross profit as a percentage of sales was 29% for the three month period ended November 30, 2000, as compared to 36% for the three month period ended November 30, 1999. For the nine month period ended November 30, 2000, the gross margin for the period was 30% as compared to 32% for the nine month period ended November 30, 1999. The change in the gross margins can typically be attributed to the type of products that the company sold during the comparable quarters as well as the royalty income generated during the periods. The Company increased its production during the first quarter of fiscal year 2001 creating an increase in the capacity utilization, a measure of operating efficiency, and other measures of production. The Company has been very aware during the various peak periods as well as during the slower periods that the labor force should be adjusted to acceptable cost levels. The Company also shipped commercial orders of approximately $3,978,000 for the three month period ended November 30, 2000 and $11,588,000 for the nine month period ended November 30, 2000, where the margin was lower due to the fact that the Company procured the memory for the customer's order as compared to none in the previous year's third quarter and $1,205,000 for the nine months. The balance of the commercial orders had consigned memory associated with the sale. Additionally, PEP contributed approximately $450,000 in gross margin during the quarter since the date of acquisition.

     The Company continued to focus the sales effort upon the Company's high density commercial products. During the third quarter of fiscal year 2001, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary stacking technology. In this manner, the Company believes that it has been able to define a niche for the products that use a unique proprietary stacking technology and has been marketing these products to a defined market. See "Forward-Looking Statements."

     Selling, general and administrative expenses increased in the third quarter of fiscal 2001 by $172,000 or 12% from the level in the third quarter of the prior fiscal year. For the nine month period ended November 30, 2000, these expenses increased by $621,000 or 16% over the level in the same period in the prior year. The majority of the increase in general and administrative expenses can be attributed to an increase in legal expenses for the quarter ended November 30, 2000, as compared to the same quarter in the prior year and for the nine month period ended November 30, 2000 as compared to the previous year's comparable period. The legal expense increase is associated with a patent infringement and trade secret theft lawsuit and other legal expenses, but excluding some acquisition related legal expenses. Additionally, during the quarter and nine months ended, November 30, 2000, there was a decrease in the bonus/profit sharing expense, which partially offset the increase in legal expense.

     For the quarter ended November 30, 2000, research and development costs decreased slightly, by $22,000 or 5% from the same quarter in the previous fiscal year. For the nine months ended November 30, 2000, research and development costs increased $395,000 or 49% from the same period in the prior fiscal year. The increase is primarily due to continued efforts to allocate resources to the development and production of unique new technologies into the commercial marketplace. The Company is continuing to invest in research and development for new products in the aerospace and commercial marketplace. See "Forward Looking Statements".

     For the three months ended November 30, 2000, other expenses decreased $83,000, and for the nine-months ended November 30, 2000, decreased $240,000 from the same periods last year. This decrease is due to additional interest income associated with a relative increase in the cash and cash equivalents and a reduction in interest expense due to payments on outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity for the third quarter of fiscal 2001 was cash generated from operations. The Company currently believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a credit facility for three million dollars from a financial institution if the need should arise for additional working capital to support operations. The credit facility bears interest at the bank's prime rate and is renewable in November 2001. See "Forward Looking Statements."

     Net cash provided by operations was approximately $3,407,000 during the first nine months of fiscal year 2001, which was mainly generated from the profitable results of operations. Non-cash expense items included depreciation and amortization of $1,158,000 and cash from operations was also increased as a result of a decrease in accounts receivable of $1,086,000. The Company also generated cash of $861,000 from the exercise of employee's stock options during the nine month period ended November 30, 2000.

     The Company purchased approximately $393,000 in new equipment during the first nine months of fiscal year 2001. The Company is expecting that it may incur additional lease debt with the purchase of additional equipment during the next six months. The Company expects that it will not purchase or lease more than one million dollars in additional equipment for the remainder of the year. See "Forward-Looking Statements".

     On December 4, 2000, Dense-Pac's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Under the stock repurchase program Dense-Pac may purchase shares from time to time over the next 12 months at prevailing prices in the open market, subject to market conditions.

FORWARD-LOOKING STATEMENTS

     Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are several statements that do not present historical information. All of these are forward-looking statements These forward-looking statements reflect the Company's current expectation and several factors limit our ability to know or to be certain what will happen or is happening. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Some of these factors include uncertain or variable demand for and acceptance of new and existing products, technological advances and the danger of rapid product obsolescence, sporadic or shifting availability of semiconductor devices at the potential of frequent reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, and the availability of capital to finance acquisition growth and if necessary, operations. Other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000 under the heading "Cautionary Statements". Investors are cautioned against ascribing undue weight to any forward looking statements herein.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The information is incorporated on Form 10-QSB filing May 31, 2000. There has been no significant change in the status of these legal cases.



Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               There are no exhibits filed with the Securities and Exchange Commission as part of the Quarterly Report.

          (b)  Reports on Form 8-K -

               The following Form 8-K was filed during the third quarter of fiscal year 2001, covered by this Form 10-QSB.

               - Form 8-K filed November 13, 2000, reporting under Items 2 & 7 in reference to the acquisition of Productivity Enhancement Products, Inc. This report was amended on January 12, 2001 to include the historical financial statements of Productivity Enhancement Products, Inc. and pro forma financial information.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DENSE-PAC MICROSYSTEMS, INC.
                                          (Small Business Issuer)


     January 12, 2000                         /s/  Ted Bruce
------------------------------      -------------------------------------------
Date                                    Ted Bruce, Chief Executive Officer




     January 12, 2000                     /s/  William M. Stowell
------------------------------      -------------------------------------------
Date                                William M. Stowell, Chief Financial Officer