Form 10KSB40
period 2001-02-28
DENSE PAC MICROSYSTEMS INC
filed 2001-05-29
CIK 784770

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB
(Mark One)
[X]      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended February 28, 2001

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _________________  to _________________

Commission file number:   0-14843


                          DENSE-PAC MICROSYSTEMS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             California                                      33-0033759
----------------------------------------                -------------------
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

          7321 Lincoln Way
      Garden Grove, California                                   92841
----------------------------------------                       --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (714) 898-0007
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

     Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB [X]

     The Issuer's revenues for its most recent fiscal year were $35,823,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on April 30, 2001 (based on the average bid and asked price per share on that date as reported on NASDAQ), was $29,700,000.

     Number of shares of Issuer's Common Stock outstanding at April 30, 2001:
20,940,089 shares

Documents Incorporated By Reference
-----------------------------------
Portions of the registrant's Definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          DENSE-PAC MICROSYSTEMS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 2001

                                    I N D E X

                                     PART I


                                                                                                           PAGE
                                                                                                           ----

Item 1.    Description of Business.....................................................................     3

Item 2.    Description of Property.....................................................................    10

Item 3.    Legal Proceedings...........................................................................    10

Item 4.    Submission of Matters to a Vote of Security Holders.........................................    11

                                     PART II

Item 5.    Market for the Common Equity and Related Stockholder
              Matters..................................................................................    11

Item 6.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................    17

Item 7.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.................................................................    17

Item 8.    Financial Statements .......................................................................    17


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act........................................    18

Item 10.   Executive Compensation......................................................................    18

Item 11.   Security Ownership of Certain Beneficial Owners and Management..............................    18

Item 12.   Certain Relationships and Related Transactions..............................................    18

Item 13.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................    19

Signatures ............................................................................................    31


                                     PART I


FORWARD-LOOKING INFORMATION

Some of the matters discussed under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include or may include forward-looking statements within the meaning of the securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors discussed under the heading "Risk Factors" in this Report and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking statements. Certain factors that might cause such a difference are discussed herein or in the section entitled "Certain factors that may affect future results" or in the Section entitled "Cautionary Statements" below.

ITEM 1: DESCRIPTION OF BUSINESS
        -----------------------

General background
------------------

     Dense-Pac Microsystems, Inc. and its wholly-owned subsidiaries ("we," "us," "Dense-Pac" or the "Company") is a technology company that provides high-density electronic design and manufacturing solutions using its proprietary, patented, three-dimensional packaging. High-density design and manufacturing allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, medical instrumentation and communication electronics. We were formed as a California corporation on September 7, 1983. Our web site is at www.dense-pac.com. The information on our website is not part of this report.

     Our products are designed to improve performance and reliability at the system level by reducing space, cost, weight and power requirements. We typically receive from the customer plastic memory devices or will purchase raw silicon memory or devices from a variety of semiconductor manufacturers, and we incorporate the devices into high density products utilizing the latest process technology and our advanced package designs. Our products range from monolithic semiconductors to patented, high density, three-dimensional plastic or ceramic memory products.

     The majority of our products are currently memory solution related. A memory module is a miniaturized memory subsystem which can consist of numerous memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. Our proprietary packaging technology enables memory systems to be designed with significantly more memory in a given area than can be accomplished with conventional packaging techniques. For example, a memory system which might require 20 square inches of printed circuit board, using conventional packaging techniques, could be packaged by the Company in a memory module less than two square inches in size. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well as theirmating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced.


     We offer a standard product line of ceramic and plastic memory modules with a variety of capabilities to meet market requirements. Our standard memory modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of our products, prices range from less than $5 for commercial modules to over five-thousand dollars for high-end military specification modules.

     High density packaging is used in numerous applications within the electronics industry. Improved performance and reliability in increasingly smaller packages has been a continuous trend in electronics. During the past 20 years, advances have been made in reducing size and increasing performance at the integrated circuit level (LSI, VLSI, etc.). However, high pin count, complex semiconductors with adequate test methods have reached levels that are both difficult and costly to achieve. Our packaging technologies address the market's need to both reduce the size of the board circuitry and also improve the performance of packaging integrated circuit products.

     In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density chips to achieve the same performance levels as newer, more expensive high density chips. For example, the Company can emulate a 512 Megabit DRAM by stacking two 256 Megabit DRAMs to provide the same memory as a single 512 Megabit DRAM chip, which is currently at a relatively high price in the marketplace. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 256 Megabit DRAMs) instead of a single potentially unavailable expensive state-of-the-art semiconductor chip (e.g., 512 Megabit DRAM).

     We are able to offer customers leading edge memory products by packaging the highest memory chips that are commercially available. Future generations of this technology could produce even greater memory configurations on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, our products are subject to obsolescence or price erosion as new chips with the same or greater density as our modules are continuously introduced. This results in our products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

     On October 26, 2000, we acquired all of the outstanding common stock of Productivity Enhancement Products, Inc. (PEP) in exchange for 884,167 shares of our common stock valued at $3,719,000, the assumption of approximately $1,532,000 in tax liabilities of PEP, and we incurred $247,000 in direct acquisition costs. The acquisition was accounted for as a purchase and resulted in goodwill of $5,881,000. PEP's operating results have been included in the Company's financial statements from the date of acquisition. Goodwill will be amortized on a straight-line basis over 7 years. PEP is engaged in the selling of system design services.

     On November 3, 2000, we sold certain assets of our wholly-owned subsidiary, TypeHaus, Inc., to the previous management of TypeHaus for $25,000 in cash and a promissory note of $350,000. The note is secured by the assets of buyers' new company, personal limited guarantees and 44,000 shares of Dense-

Pac common stock. Although we have completely exited the TypeHaus business, we retained ownership of the corporate entity, which retained the cash, accounts receivable and accounts payable. The name of TypeHaus, Inc. was also sold in the transaction. The Company incurred a loss associated with this transaction of $77,027 which included $80,000 of stock compensation expense associated with an acceleration of vesting on certain stock options.

Business Strategy
-----------------

     Our principal business objective is to become the leading worldwide provider of three-dimensional semiconductor products. Three-dimensional products incorporating ceramic and plastic devices have only recently been introduced to the industry as an alternative to increase the efficiency, density and integrated circuit capability of existing technology. The central elements of our business strategy include:

     MAINTAIN TECHNOLOGY LEADERSHIP IN ADVANCED PACKAGING TECHNIQUES. We believe we are a leader in the design of three-dimensional stacked integrated circuit products, and we are currently advancing into more advanced packaging techniques. Our ceramic stack and commercial plastic stack products both have patented processes for their configuration as well as the automated process for volume production. We intend to continue developing these and other advanced technologies in order to enhance our competitive position.

     OFFER COST-EFFECTIVE SOLUTIONS. Our stackable product emulators utilize technology to reduce the size and cost of comparable two-dimensional technology. We believe that by using three-dimensional technology, customers can increase the efficiency, density and memory capability of their products. Many of Dense-Pac's new products have the same pin configuration or "footprint" (space on the printed circuit board) thereby reducing the need for the customer to re-engineer boards as new, denser semiconductors become available.

     TARGET HIGH VOLUME OEM AND MODULE MANUFACTURERS AS CUSTOMERS. We believe that our technology can increase the overall performance of systems and their integrated parts. We are structured to support potential large opportunities in growing markets, not only the module manufacturers but also the OEM providers. This structuring includes a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of prototype design teams to custom design and quickly deliver prototype products to customers.

     PURSUE STRATEGIC RELATIONSHIPS AND LICENSE ITS CURRENT TECHNOLOGY. We intend to pursue strategic relationships in order to expand sales and broaden our product offerings and to pursue licensing of our technology to third parties which could increase the overall market penetration of our technology.

     QUICKLY DELIVER PROTOTYPE PRODUCTS TO CUSTOMERS. We will offer unique designs that will solve the customer's needs. We continue to offer quick solutions to customers, through the work of a specially designated design team.

3-D Stacking Products
---------------------

     Beginning in the early 1990's, we introduced a new patented packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what had been available in the market. In three-dimensional packaging, individual memory and other integrated circuits are stacked one on the other, and horizontally interconnected. Our "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit us to increase the amount of memory in a single footprint by two, four or eight times depending on the number of memory devices placed in the stack. This technique increases memory board density significantly over conventional packaging techniques and has particular advantages in applications where high memory capacity, efficiencies and space are critical, such as portable computers, personal computers with limited memory slots and communications devices.

     We commenced shipments of three-dimensional ceramic stacked products in 1990. Initially, all of the ceramic stacked products were manufactured on ceramic substrates in order to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high reliability industrial applications such as satellites, down hole drilling and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

     During fiscal year 1996, we introduced a commercial plastic three-dimensional stacking packaging technology. The main focus of this technology was the ability to stack readily available commercial plastic memory devices to emulate higher density products, which are generally more expensive and/or in shorter supply.

     During the fiscal year 1998, we introduced several new products designed around the patented stacking process. The technology was known as "M-Densus", and is currently being call "L-P Stack(TM)". The L-P Stack is a family of interchangeable memory stacks that, regardless of their density or size, can fit inside the same space, or footprint, on the memory board. The L-P Stack enables design engineers to upgrade TSOP (thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. We had also introduced several other high-density products, applicable to the military market and the commercial market. The Company determined that in most instances, the customer would provide the memory for the stacking application or a set price of the memory would be determined prior to acceptance of the order, in order to reduce the potential exposure of market fluctuations on the DRAM component of our product pricing. We identified the commercial stacking of unique patented memory devices as our product niche.

     The commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high density applications. These could include high-end workstations, network servers, solid state disk and data markets, Internet applications, electronic organizers, portable computers and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. For example, high-end workstations produced by Sun, IBM, Hewlett Packard, Digital and Silicon Graphics have the need for increased density.

     The commercial plastic stacking products also have the capability to combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors, to improve performance and versatility. We introduced our most recent version of the technology in fiscal year 2002 as the "System Stack(TM)".

Standard Products
-----------------

     We offer a standard product line of ceramic modules, plastic memory stacks and modules with a variety of capabilities to meet market requirements. Our standard memory modules incorporate SRAM, EPROM, EEPROM, including flash technology, and DRAM. We also offer commercial products for military applications, known as "commercial-off-the-shelf" (COTS). Due to the various configurations and applications of our products, prices range from less than $5 for commercial modules to over five thousand dollars for high-end military specification modules.

Custom Design Capabilities
--------------------------

     Many of our customers require product packaging which meets specialized density, size and performance standards. Accordingly, an important aspect of our business is the ability to custom design and manufacture modules to meet a customer's specifications. As part of our new business strategy, we intend to create a specially designated design team to custom develop and quickly deliver prototype products to customers. In most cases, we intend to retain ownership of the custom designs for prototype products and therefore to be able to offer such designs to other customers as standard products. Thus, the our custom design capabilities also are expected to provide us with an ongoing source of new standard products.

Research and Development; Patents and Technology Rights
-------------------------------------------------------

     We are involved in research and development for advanced packaging techniques, including wafer/die memory integration, innovative three-dimensional stacking and mixed memory technologies. Our research and development expertise supports our custom design capabilities as discussed above. Our product development activities are solution driven, and our goal is to create technological advancements by working with customers to develop advanced cost effective products that solve the customers' specific memory requirements.

     Our first generation, three-dimensional ceramic stacking technology is the subject of a United States patent which expires in 2007. In 1993, we were awarded a U.S. patent on certain aspects of our second generation (silicon on silicon) three-dimensional technology, which expires in 2010. In 1996, we were awarded a U.S. patent on certain aspects of a plastic commercial three-dimensional technology, which expires in 2013. In 1998, we were awarded a U.S. patent on the manufacturing process involved with the commercial stacking products which expires in 2019. We also applied for four new patents during fiscal year 2000 and fiscal year 2001. These patents may not afford our products any competitive advantage. Our patents are being challenged or circumvented by third parties. Patents issued to others have adversely affected the development or commercialization of our products. See the discussion in Item 3, relating to legal proceedings involving the defense of our patents.

     These patents pending cover new processes in automating the manufacture of high-density commercial product and a new ball grid array stacking technology. To try to protect our intellectual properties, we intend to continue to pursue patents on our processes and technologies. Simultaneously, as an integral part of our strategic plan, we expect to create new business opportunities through the licensing of these patents.

     The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years or less. Our future success will depend on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

     In order to obtain large orders for our products from OEMs, we may be required to provide manufacturing licenses to third parties on a royalty basis as second sources to ensure that the customer's requirements are met. Such second sources could then compete directly or indirectly with us for customers depending on the scope of their license.

     Research and development expenses were approximately $1,280,000 and $1,640,000 in fiscal year 2000 and fiscal year 2001, respectively.

Marketing and Customers
-----------------------

     We market certain of our products to military, aerospace and commercial customers that require high reliability, high density and high performance. Our military/aerospace customers use our products in high performance weapons, avionics and communications systems. Commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition and a higher risk of inventory obsolescence. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' memory requirements. As a result, commercial products have typically had a three to five-year-life, whereas military/aerospace products typically have had a four-to-eight-year or longer life.

     We market our products throughout the world directly through our own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipment is made by us directly to the customer. The sales representatives receive a commission on sales of our products within their territories and are typically only selling into the industrial, defense and aerospace marketplace. In fiscal year 2001, approximately 4% of our sales were export sales, primarily to Western Europe as compared to 5% in fiscal year 2000. Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue, but also due to the overall increase in the domestic commercial business of the Company.

Manufacturing and Supplies
--------------------------

     The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. Either we or our customer purchases packaged and un-packaged parts from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. We have these unpackaged chips packaged in LCCs by an assembly house. We then perform final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

     We electronically test our products at various stages in the assembly process to meet military or other customer specifications, and we perform high temperature burn-in on military, avionics and industrial grade products.

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

     We purchase raw materials and components from several material suppliers, but we do not have any supply agreements. Although alternative suppliers have been available, a significant unplanned event at a major supplier or assembly house could have an adverse impact on our operations. The market for memory devices is characterized by periodic shortages which can adversely impact our costs and/or ability to timely ship products.

     Our manufacturing capacity has been significantly increased by the purchase of two automated commercial lines which are currently adequate to support large volume production. In 1998, we announced a strategic alliance with SCI Systems, Inc. (SCI), for high-volume production and testing of Dense-Pac's proprietary three-dimensional (3-D) memory modules. We discontinued the alliance with SCI during fiscal year 2000, as Dense-Pac was able to support the requirements for production orders at its facility in Garden Grove, California. If we require additional production facilities, we believe that our licensees will have short-term capacity to produce finished products until we should be able to set up additional production lines in-house.

License Agreements
------------------

     A portion of our revenue is generated from license agreements that we have entered into with various customers. These agreements provide for the payment of royalties to us based on using Dense-Pac's technology or the right to sell determined products into the marketplace. During fiscal year 2001, royalty revenue represented approximately 4% of total revenues as compared to 3% in fiscal year 2000.

Defense-Related Subcontracts
----------------------------

     A portion of our revenue is derived from defense-related subcontracts. As a result, we are subject to business risks resulting from federal budgeting constraints, changes in governmental appropriations and changes in national defense policies and priorities, and termination, reduction or modification of contracts for the convenience of the government. Many of the programs in which we participate as a subcontractor may extend for several years, but since the Government funds contracts on a year-to-year basis, our business is dependent on annual appropriations and funding of new and existing contracts.

Competition
-----------

     We do not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, we focus on defined markets where the customer's requirements allow us to utilize our engineering and packaging skills to maintain a high value added content. Our direct competition includes specialty memory module assembly companies such as White Electronics and

AeroFlex. Semiconductor, and firms such as Integrated Device Technology, Inc., Mitsubishi Corp., Fujitsu Ltd. and Harris Semiconductor also compete in the memory module marketplace. Such companies, however, have not typically been direct competition to the specialty assembly houses, such as Dense-Pac, due to their large production run requirements (attributable to extensive automation) and the fact that they use only their own semiconductors. Dense-Pac, on the other hand, manufactures memory modules which incorporate whichever semiconductor components are believed best suited to meet the customer's requirements.

     According to industry sources, there are several companies developing or marketing three-dimensional packaged products, including Hitachi, Samsung, and Staktek.

     The principal competitive factors in the memory module market include product reliability, product performance characteristics, the ability to meet the customer's product needs and delivery requirements, and price. Dense-Pac believes it competes favorably with respect to all of these factors. Our commercial business is characterized by more intense competition, with the most important factors being price and the ability to meet short development and delivery schedules. Many of Dense-Pac's competitors have greater financial, technical and personnel resources than Dense-Pac.

Environmental Matters
---------------------

     We are not aware of any claims or investigations related to environmental matters that have materially affected or are expected to materially affect our business.

Employees
---------

     At April 30, 2001, we had 112 full-time employees, of which 28 were engaged in engineering, 47 in manufacturing, production and testing, 9 in quality assurance, 10 in marketing/sales and 18 in management and administration. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2: DESCRIPTION OF PROPERTY
        -----------------------

     Our executive offices and manufacturing facilities consist of 37,060 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2004 and provides for an effective monthly rent of $32,778.

     We also lease a facility in Laguna Hills, California for the engineering design group, which consists of 12,886 square feet in an industrial park. The lease expires May 31, 2004 and provides for an effective monthly rate of $17,396. We are currently evaluating subleasing this facility or a portion of the space until the expiration of the lease due to some consolidation of functions into the Garden Grove facility.

ITEM 3: LEGAL PROCEEDINGS
        -----------------

     On September 23, 1998, Dense-Pac Microsystems, Inc. was served with a complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California, Santa Ana Division alleging that Dense-Pac's stacking technology infringed on a Simple Technology's stacking patent. On October 23, 1998, Dense-Pac filed a counterclaim in the same action for patent infringement against

Simple Technology alleging that Simple Technology was infringing upon Dense-Pac's earlier issued patent.

     On April 11, 2000, Dense-Pac Microsystems filed suit, in Superior Court for the State of California, Orange County, against Simple Technology, Inc. and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. Dense-Pac dismissed the suit without prejudice on February 28, 2001.

     On February 8, 2001, the U.S. district Court for the Central District ruled that Simple did not infringe Dense-Pac's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that Dense-Pac did not infringe on the Simple Technology patent and entered a final judgment of no liability. As part of the ruling Dense-Pac was awarded court costs. On April 17, 2001, Simple Technology's appeal was docketed in the U.S. court of Appeals for the Federal Circuit.

     On February 21, 2001, Dense-Pac Microsystems, Inc. was served with a new complaint from Simple Technology, Inc., filed in U.S. District Court for the Central District of California for an undetermined amount, alleging that Dense-Pac's stacking technology infringes on Simple Technology's reissued stacking patent. Dense-Pac intends to vigorously defend itself against these charges. The ultimate outcome or any resulting potential loss is not presently determinable.

     Additionally, we are involved from time to time in a variety of legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any currently pending legal matters will have a material adverse effect on the Company.

     Litigation is expensive and demands time and attention of management, whether ultimately successful or not. Litigation often involves complex issues of procedure and substance, making outcome uncertain. Establishing proprietary rights in a competitive technological environment may be difficult and may require litigation, and also result in attendant costs incurred, or may be unsuccessful. Parties in litigations with us may have greater economic resources than the company has which is an advantage for such parties in that they could more easily bear lengthy or extended proceedings, including appeals.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     Our Common Stock commenced trading on the Nasdaq National Stock Market on March 14, 1996, under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq National Market as reported by Nasdaq.


                                                                               High            Low
                                                                               ----            ---
                 Fiscal Year ended February 29, 2000:
                  Quarter Ended
                        May 31, 1999                                            2.47           1.38
                        August 31, 1999                                         2.34           1.94
                        November 30, 1999                                       7.56           2.03
                        February 29, 2000                                       8.50           6.50


               Fiscal Year ended February 28, 2001:
                  Quarter Ended
                        May 31, 2000                                            9.50           5.69
                        August 31, 2000                                        16.88           5.25
                        November 30, 2000                                       7.38           2.59
                        February 28, 2001                                       3.63           2.00


     As of April 30, 2001, there were approximately 10,400 registered shareholders and beneficial shareholders. The last reported sale price for our common stock was $1.76 on May 4, 2001.

     We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Results of Operations
---------------------

     Fiscal Year 2001 Compared to Fiscal Year 2000.
     ----------------------------------------------

     Fiscal year 2001 net sales of $35,823,000 increased by $8,363,000 (30%) from fiscal year 2000 sales of $27,460,000 primarily due to more customers not supplying the memory to be used in manufacturing the related products which increased the cost of manufactured products and the related sales price. The actual quantity of commercial stacks shipped during the year decreased by 17% from the quantity of stacks shipped in the previous fiscal year. Net sales associated with the industrial, defense and aerospace portion of the business remained flat in absolute dollars but decreased as a percentage of total net sales. Our industrial, defense and aerospace business will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities. PEP contributed approximately $2,123,000 in net sales since the acquisition date.

     Export sales represented 4% of total revenue for fiscal year 2001 as compared to 5% of revenue for fiscal year 2000.

     We sold substantially all of the assets of a wholly owned subsidiary, TypeHaus, in November 2000. Prior to the sale, TypeHaus generated $ 1,012,000 of net sales, or 3% of net sales, for the fiscal year ended February 28, 2001 as compared to $ 1,411,000, or 5% of net sales, for fiscal year 2000.

     Cost of sales for fiscal year 2001 was $25,656,000 (72% of sales), as compared to $18,181,000 (66% of sales) in fiscal year 2000. The increase can be attributed to more customers not supplying the memory to be used in manufacturing the related products. As a result, Dense-Pac must purchase the memory which increases cost of sales and reduces gross margin. The purchased memory has an established contract price, thereby not exposing Dense-Pac to price volatility of memory components. Additionally, there was a decrease of 17% in commercial stacked components shipped during the fiscal year, which adversely impacted the gross margin due to lower manufacturing utilization.

     We were able to maintain operating efficiencies in producing the commercial stacks, but experienced periods where the demand was lagging, resulting in down-time for equipment and personnel. In the present business environment, the quick-turn of commercial products is important for the success of our customers and, as a result, it is important to us to maintain staffing levels to be able to offer the quick-turn ability. This will create uneven commercial production periods when orders are insufficient to cover the manufacturing operating expenses. Automated equipment is currently being used exclusively for the production of the commercial stacks. By utilizing the automated equipment for essentially one product, the efficiencies of equipment and personnel are increased for potentially better margins in production runs of that product. See "Cautionary Statements."

     Selling, general and administrative (SG&A) expenses increased by $1,272,000 (24%) from $5,263,000 in fiscal year 2000 to $6,535,000 in fiscal year 2001. The increase in selling, general and administrative expense represents a decrease in SG&A as a percentage of revenue, 18% as a percentage of sales for fiscal year 2001 as compared to 19% for the prior fiscal year. The increase in SG&A expense can be attributed to an increase in selling, general and administrative expenses related to the acquisition of PEP on October 26, 2000. Specifically, PEP incurred approximately $412,000 in SG&A expenses subsequent to the acquisition date. Additionally, payroll and related expenses increased $550,000 due to new sales personnel and an increase in wages for hourly employees. This was offset by a decrease in sales commissions associated with a decrease in the number of commercial stacks shipped in the current year and a decrease in bonus expense and profit sharing as the result of the decreased profitability of the Company during fiscal year 2001. Also during the fiscal year, our legal costs of defending and prosecuting a patent infringement lawsuit increased by $144,000, in addition to an increase in the legal costs associated with new patent filings.

     Research and development expense increased for fiscal year 2001 to $1,641,000, an increase of $363,000, or 28%. from $1,278,000 in fiscal year 2000 due to continued work on several commercial plastic stack products that we are currently selling and work on new products for three-dimensional technology stacking. We are continuing to invest in research and development for new products in the industrial, defense and aerospace and the commercial marketplace. Research and development represented approximately 5% of sales for fiscal year's 2001 and 2000.

     Amortization of goodwill was $250,000 in fiscal year 2001 and represents amortization associated with the PEP acquisition.

     Interest expense decreased $102,000 or 47% from $216,000 in fiscal year 2000 to $114,000 in fiscal year 2001 primarily associated with lower debt levels. There were no new capital leases entered into during fiscal year 2001 and several leases reached the end of their terms in the current year. Interest income increased $203,000, or 300%, from $66,000 in fiscal year 2000 to $269,000 in fiscal year 2001 primarily due to interest earned on our higher cash balances in fiscal year 2001. Other expense in fiscal year 2001 of $77,000 principally relates to the loss or disposal of TypeHaus, which included $80,000 of stock compensation associated with an acceleration of vesting on certain stock options.

     Fiscal Year 2000 Compared to Fiscal Year 1999.
     ----------------------------------------------

     Fiscal year 2000 net sales of $27,460,000 increased by $14,856,000 (118%)
from fiscal year 1999 sales of $12,604,000. We believe that the increase was due to a complete change in the strategy of the company on the commercial stackable business and the approach to reliability, fast-turns and guaranteed yields to the customer base. As the result, the increase in sales is caused by the increase in the commercial products of the business. The industrial, defense and aerospace portion of the business remained constant as an absolute dollar amount of the business but decreased as a percentage of the overall business revenues. Our industrial, defense and aerospace business will continue to be impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities.

     Export sales represented 18% of total revenues for fiscal year 2000 as compared to 12% of revenues for fiscal year 1999.

     Our commercial business continued to increase as fiscal year 2000 represented the first full year of shipping commercial stacking technology. In fiscal year 1999, the product had just been offered as a component and only generated meaningful revenue for a portion of fiscal year 1999.

     A wholly owned subsidiary, TypeHaus, Inc. (purchased in September 1997) generated $1,411,000 of revenue, or 5% of total revenues, for the fiscal year ended February 29, 2000 as compared to $1,424,000, or 11% of total revenues, for fiscal year 1999. TypeHaus spent much fiscal year 2000 developing new products for introduction in fiscal year 2001, while maintaining its existing customer base and current sales level.

     Cost of sales for fiscal year 2000 was $ 18,181,000 (66% of sales), as compared to $10,545,000 (84% of sales) for fiscal year 1999, which excludes an inventory write-down of $774,000 during the second quarter of fiscal year 1999. The increase in the gross margin for fiscal year 2000 can be attributed to margin gain on the high volume stackable products that were shipped during fiscal year 2000 and an increase in efficiencies due to an increase in capacity utilization.

     During fiscal year 2000, efforts were focused toward the commercial stacking products. We were able to increase the operating efficiencies in producing the commercial stacks, which produced increased margins as compared to the margins that were experienced in the prior fiscal year, which had been characterized by the production of low-end DRAM commercial products in a very competitive and low-margin marketplace. Automated equipment was used exclusively for the production of the commercial stacks. By utilizing the automated equipment for essentially one product, the efficiencies of equipment and personnel were increased for better margins in production runs of that product. See "Cautionary Statements."

     Selling, general and administrative (SG&A) expenses increased by $1,849,000 (54%) from $3,414,000 in fiscal year 1999 to $5,263,000 in fiscal year 2000. The increase in selling, general and administrative expenses represented a decrease in SG&A as a percentage of revenues, 19% as a percentage of sales for fiscal year 2000 as compared to 27% for fiscal year 1999. The increase in SG&A expense can be attributed to an increase in payroll expense due to the increase in business and new sales personnel and related expenses. There was also an increase in recruitment and travel and related expenses associated with increasing travel and a focus on the recruitment of employees. Additionally, there was an increase in outside sales representative organization expense of $105,000 due to increased revenues and related expenses associated with maintaining a European presence. Additionally, during the fiscal year, our legal costs of defending and prosecuting a patent infringement lawsuit increased by $740,000, as well as bonus expense to management as the result of the increase in revenue and profitability of the Company during fiscal year 2000.

     Research and development expenses increased $230,000, or 22%, from $1,047,000 in fiscal year 1999 to $ 1,278,000 in fiscal year 2000 due to continued work on several commercial plastic stack products and new products for three-dimensional technology stacking. We continued to invest in research and development for new products in the industrial, defense and aerospace and the commercial marketplace. Research and development represented approximately 5% of sales for fiscal year 2000 as compared to 8% of sales for the previous fiscal year due to the increase in revenues in fiscal year 2000 as compared to fiscal year 1999.

     During the second quarter of fiscal year 1999, we wrote-off approximately $372,000 of equipment used in the production of commercial products no longer being offered for sale by us.

     Interest expense increased $50,000, or 30%, from $166,000 in fiscal year 1999 to $216,000 in fiscal year 2000. Several new capital leases were entered into during fiscal year 2000. Interest income decreased $14,000, or 17%, from $79,000 in fiscal year 1999 to $66,000 in fiscal year 2000 as the interest earned on available funds was less than in the previous fiscal year primarily due to the timing of the cash balances on hand.

Liquidity and Capital Resources
-------------------------------

     Our primary source of liquidity during fiscal year 2001 was cash generated from operations. Cash provided by operating activities was $3,462,000 and consisted primarily of net income for the fiscal year of approximately $1,822,000, depreciation and amortization of $1,656,000, a decrease in inventory of $791,000 and a decrease in accounts receivable of $823,000. The above increases were offset by a decrease in accounts payable of $731,000, a decrease in accrued compensation of $553,000 and a decrease of deferred revenues of $446,000.

     Cash used in investing activities totaled $1,237,000 and consisted of approximately $737,000 for the purchase of manufacturing and test equipment, computers, machinery and tooling, cash used to acquire PEP of $525,000 and $25,000 received on the disposition of TypeHaus. We have no material commitments for capital expenditures in the fiscal year ending February 28, 2002.

     Principal payments on our long-term debt during fiscal year 2001 were $723,000. Net proceeds from issuance of common stock associated with exercise of stock options was $905,000.

     As of February 28, 2001, our future commitments under capital leases and term debt through fiscal year 2005 was $1,244,000.

     We ended the 2001 fiscal year with a cash balance of approximately $5,347,000, working capital of $5,618,000 and a current ratio of 2.2 to 1.0. In March 2001, we paid $1,545,000 toward a tax liability associated with the purchase of Productivity Enhancement Products, Inc. Management believes, even after the tax liability payment, that this positive cash position, together with working capital, cash from operations, and a the current credit facility, should be adequate to implement management's business plan and to meet our needs for at least the next twelve months. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations. Additionally, we have a credit facility for up to three million dollars, based on eligible accounts receivable, with a financial institution for additional working capital to support operations. The credit facility bears interest at the banks prime rate and is renewable in November 2001. The Company must also meet certain financial ratios. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally-generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See "Cautionary Statements."

     Recently Issued Accounting Standards - In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective March 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the fourth quarter in fiscal year 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB No. 101.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's financial statements

Cautionary Statements

     Statements in this Prospectus which are not historical facts, including all statements about the Company's business strategy or expectations, or information about new and existing products and technologies or market characteristics and conditions, are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, the factors described below which could cause actual results to differ from those contemplated by the forward-looking statements.

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

Parts Shortages and Over-Supplies and Dependence on Suppliers

     The semiconductor industry is characterized by periodic shortages or over-supplies of parts which have in the past and may in the future negatively affect the Company's operations. For example, an over-supply of 16 meg DRAMs in 1996 resulted in significant price declines which required the Company to make significant inventory reductions in Fiscal Year 1997. The Company is dependent on a limited number of suppliers for semiconductor devices used in its products, and it has no long-term supply contracts with any of them. For example, the Company was not able to market its second-generation Dense-Stack product when it lost its source of SRAM die.

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

Concentration of Credit Risk

     The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. During the year ended February 29, 2000, sales to three major customers accounted for 29%, 12%, and 11% of net sales. Accounts receivable from these three customers accounted for 38% of total net accounts receivable at February 29, 2000. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Intellectual Property Rights

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

Variability of Gross Margin

     Gross profit as a percentage of sales was 28% for the fiscal year ended February 28, 2001, as compared to 34% for the fiscal year ended February 29, 2000. Any change in the gross margins can typically be attributed to the type of products that the Company was selling during the year as well as the royalty income generated during the periods. As the Company markets its products both to military and aerospace, and commercial customers, the product mix that each category of the customers orders may be different and result in changes in the gross margin. Due to the various configuration and applications of the Company's product, prices range from less than $5 for commercial modules to over five thousand dollars for high-end military specification modules.

     The Company expects that its net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products may decline depending upon the price changes of DRAM, SRAM and Flash semiconductors, which would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operation. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. The Company also expects that its business may experience significant seasonality to the extent it sells a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

Decline of Demand for Product Due to Downturn of Related Industries

     The Company may experience substantial period-to-period fluctuations in operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries could have a material adverse impact on the demand for the Company's products and therefore a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

Fluctuations in Operating Results

     The Company's results of operations and gross margin have been subject to fluctuations from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include adverse changes in the mix of products sold, the inability to procure required components, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, decreases or increases in the costs of the components of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws.

     The Company's operating results may also be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SRAM and Flash semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations.

     Sales of the Company's individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company has experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

     The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company's expectations for net sales for that period are not met. Accordingly, there can be no assurance that the Company will be able to continue to be profitable. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's securities would be materially and adversely affected.

International Sales

     In fiscal year 2001, approximately 4% of the Company's sales were export sales, primarily to Western Europe as compared to 5% in fiscal year 2000. Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue, but also due to the overall increase in the domestic commercial business of the Company. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company.

     The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer's purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Substantial Influence of Existing Shareholders

     Euroventures I and Euroventures beneficially own approximately 18% of our common stock. As a result, they have the ability to exert significant or controlling influence on all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur.

Limited Experience in Acquisition

     While we have no agreements or negotiations currently underway, we intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

     - Problems assimilating the purchased operations, technologies or products;

     -    Costs associated with the acquisition;

     - Adverse effects on existing business relationships with suppliers and customers;

     - Risks associated with entering markets in which we have no or limited prior experience;

     -    Potential loss of key employees of purchased organizations; and

     - Potential litigation arising from the acquired company's operations before the acquisition.

     Our inability to overcome problems encountered in connection with such acquisitions could divert the attention of management, utilize scarce corporate resources and harm our business. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

Cyclical Nature of Semiconductor Industry

     The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs. Such shortages could have a material adverse effect on our business and operating results.

Product Returns And Order Cancellation

     To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A majority of our sales through aftermarket channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

     We have no long-term volume commitments from our customers except those subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future which could result in fluctuations in our revenues.

Additional Capital Funding to Impair Value of Investment

     If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

Geographic Concentration of Operation

     All of our manufacturing operations are located in our facility in garden Grove, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Compliance with Environmental Laws and Regulations

     We are subject to a variety of environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, treatment and disposal, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements could harm our ability to continue manufacturing our products. Such requirements could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The imposition of additional or more stringent environmental requirements, the results of future testing at our facilities, or a determination that we are potentially responsible for remediation at other sites where problems are not presently known to us, could result in expenses in excess of amounts currently estimated to be required for such matters.

Stock Price Volatility

     The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. These price fluctuations are often unrelated to the operating performance of the affected companies. Many technology companies, including the Company, have experienced dramatic volatility in the market prices of their common stock. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. We cannot be certain that the market price of our common stock will remain stable in the future. Our stock price may undergo fluctuations that are material, adverse and unrelated to our performance

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company invests excess cash in money market funds. Money market funds do not have a maturity dates and do not present a material market risk. For Fiscal Year 2001, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

ITEM 8: FINANCIAL STATEMENTS
        --------------------

     Our Financial Statements are included in this report commencing at page
F-l.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not applicable.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        -----------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

     The information set forth under the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held on August 10, 2001, is incorporated herein by reference.

ITEM 10: EXECUTIVE COMPENSATION
         ----------------------

     The information set forth under the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" in our definitive Proxy Statement is incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information set forth under the section entitled "Ownership of Common Stock" in our definitive Proxy Statement is incorporated herein by reference

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The required information is incorporated herein by reference to the section entitled "Certain Transactions" in our definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits. The Exhibits listed below have been filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this annual report on Form 10-KSB. The Company will furnish a copy of any exhibit upon request but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

      Exhibit
        No.
      -------
        2.1 Share Exchange Agreement dated October 26, 2000 among the Registrant, Productivity Enhancement Products, Inc. ("PEP") and the Shareholder of PEP (excluding disclosure schedules), which is incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2000.

        2.2 Registration Rights Agreement dated October 26, 2000 between the Registrant and the Shareholder of PEP, which is incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2000.

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

        10.10 Amended and Restated Warrant Agreement by reference between the Company and Euroventures Benelux II B.V. dated as of April 1, 1996.

        21.1    Subsidiaries of the Company

        23.1    Independent Auditors' Consent


        (b) Reports on Form 8-K

        On January 12, 2001, the Company filed an amendment on Form 8-K/A reporting under item 7 financial information concerning the acquisition of Productivity Enhancement Products, Inc.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 25, 2001                          DENSE-PAC MICROSYSTEMS, INC.


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


/s/ Richard J. Dadamo
--------------------------------------------         May 25, 2001
Richard J. Dadamo
Chairman of the Board


/s/ Ted Bruce
--------------------------------------------         May 25, 2001
Ted Bruce
Chief Executive Officer, President, Director
(Principal Executive Officer)


/s/ William M. Stowell
---------------------------------------------        May 25, 2001
William M. Stowell
Vice President - Finance
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)


/s/ Richard Wheaton
---------------------------------------------        May 25, 2001
Richard Wheaton, Director


/s/ Samuel W. Tishler
---------------------------------------------        May 25, 2001
Samuel W. Tishler, Director


/s/ Gordon M, Watson
---------------------------------------------        May 25, 2001
Gordon M, Watson, Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dense-Pac Microsystems, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Dense-Pac Microsystems, Inc. and subsidiaries (the Company) as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dense-Pac Microsystems, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.



April 10, 2001

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                                      2001             2000
                                                   -----------      -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $ 5,346,525      $ 2,949,562
Accounts receivable, net of allowance for
  doubtful accounts of $120,000 (2001) and
  $115,000 (2000)                                    3,300,702        3,346,318
Inventories, net                                     1,444,063        1,778,959
Prepaid expenses and other current assets              281,504          200,120
                                                   -----------      -----------

    Total current assets                            10,372,794        8,274,959

PROPERTY, net                                        5,380,800        5,819,824

GOODWILL AND OTHER INTANGIBLE ASSETS, net            5,630,944

OTHER ASSETS                                           378,565           29,171
                                                   -----------      -----------

                                                   $21,763,103      $14,123,954
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 (CONTINUED)
--------------------------------------------------------------------------------

                                                    2001               2000
                                                ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt               $    456,683       $    671,336
Accounts payable                                   1,153,548          1,152,151
Income taxes payable                               1,545,649
Accrued compensation                                 551,623            782,996
Other accrued liabilities                            684,540            353,393
Deferred revenue                                     363,000            450,000
                                                ------------       ------------

    Total current liabilities                      4,755,043          3,409,876

LONG-TERM DEBT, less current portion                 786,828          1,263,544

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized,
  40,000,000 shares; issued and outstanding,
  20,936,089 and 19,350,497 shares in 2001
  and 2000, respectively                          24,871,477         20,039,109
Unearned compensation expense                                          (116,131)
Accumulated deficit                               (8,650,245)       (10,472,444)
                                                ------------       ------------

    Net stockholders' equity                      16,221,232          9,450,534
                                                ------------       ------------

                                                $ 21,763,103       $ 14,123,954
                                                ============       ============


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                    2001               2000
                                                ------------       ------------
NET SALES                                       $ 35,823,138       $ 27,459,614

COST OF SALES                                     25,655,665         18,181,463
                                                ------------       ------------

GROSS PROFIT                                      10,167,473          9,278,151

COSTS AND EXPENSES:
Selling, general, and administrative               6,530,904          5,263,039
Research and development                           1,640,929          1,277,701
Goodwill amortization                                250,095
                                                ------------       ------------

    Total costs and expenses                       8,421,928          6,540,740
                                                ------------       ------------

INCOME FROM OPERATIONS                             1,745,545          2,737,411

OTHER (INCOME) EXPENSE:
Interest expense                                     113,397            215,835
Interest income                                     (269,478)           (65,797)
Loss on sale of assets                                77,027
                                                ------------       ------------

    Total other (income) expense, net                (79,054)           150,038
                                                ------------       ------------

INCOME BEFORE INCOME TAX PROVISION                 1,824,599          2,587,373

INCOME TAX PROVISION                                   2,400             22,800
                                                ------------       ------------

NET INCOME                                      $  1,822,199       $  2,564,573
                                                ============       ============

NET INCOME PER SHARE:
Basic                                           $       0.09       $       0.14
                                                ============       ============
Diluted                                         $       0.09       $       0.13
                                                ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                             20,101,515         18,773,138
                                                ============       ============
Diluted                                           21,138,414         19,974,857
                                                ============       ============


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                         COMMON STOCK                                                   NET
                                  ---------------------------       UNEARNED       ACCUMULATED      STOCKHOLDERS'
                                    SHARES          AMOUNT        COMPENSATION        DEFICIT          EQUITY
                                  ----------     ------------     ------------     ------------     -------------
BALANCE,
  March 1, 1999                   17,873,400     $ 17,544,267     $         --     $(13,037,017)    $  4,507,250

Exercise of stock
  options                            428,820          458,863                                            458,863
Issuance of common
  stock for debt
  conversion, net                  1,048,277        1,879,034                                          1,879,034
Unearned
  compensation                                        156,945         (156,945)
Amortization of
  unearned
  compensation                                                          40,814                            40,814
Net income                                                                            2,564,573        2,564,573
                                  ----------     ------------     ------------     ------------     ------------

BALANCE,
  February 29, 2000               19,350,497       20,039,109         (116,131)     (10,472,444)       9,450,534

Issuance of common
  stock for acquisition              884,167        3,719,019                                          3,719,019
Exercise of stock
  options                            705,425          904,974                                            904,974
Repurchase of common
  stock                               (4,000)         (10,125)                                           (10,125)
Amortization of
  unearned
  compensation                                                         116,131                           116,131
Compensation expense
  associated with
  acceleration of vesting
    on stock options                                  218,500                                            218,500
Net income                                                                            1,822,199        1,822,199
                                  ----------     ------------     ------------     ------------     ------------

BALANCE,
  February 28, 2001               20,936,089     $ 24,871,477     $         --     $ (8,650,245)    $ 16,221,232
                                  ==========     ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 1,822,199       $ 2,564,573
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                      1,656,313         1,345,988
  Compensation expense associated with stock options                                   254,631            40,814
  Loss on sale of assets                                                                77,027
  Provision for bad debts                                                              (43,055)            5,000
  Changes in operating assets and liabilities, net of effects of acquisition and disposition
    Accounts receivable                                                                866,295        (1,594,365)
    Inventories, net                                                                   790,797         1,917,512
    Prepaid expenses and other assets                                                 (131,834)          (48,531)
    Accounts payable                                                                  (731,009)       (1,641,153)
    Accrued compensation                                                              (552,822)          542,234
    Other accrued liabilities                                                          (99,918)          136,217
    Deferred revenue                                                                  (446,289)          450,000
                                                                                   -----------       -----------

      Net cash provided by operating activities                                      3,462,335         3,718,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                                            25,000
Property additions                                                                    (736,914)       (1,504,899)
Cash paid for acquisition, net of cash acquired                                       (525,348)
                                                                                   -----------       -----------

      Net cash used in investing activities                                         (1,237,262)       (1,504,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                  (722,959)         (996,578)
Net proceeds from issuance of common stock                                             904,974           458,863
Repurchase of common stock                                                             (10,125)
                                                                                   -----------       -----------

      Net cash provided by (used in) financing activities                              171,890          (537,715)
                                                                                   -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,396,963         1,675,675

CASH AND CASH EQUIVALENTS, beginning of year                                         2,949,562         1,273,887
                                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                             $ 5,346,525       $ 2,949,562
                                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                   -----------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid during the year for:
    Interest                                                                       $   115,990       $   210,390
                                                                                   ===========       ===========
    Income taxes                                                                   $    63,000       $    10,800
                                                                                   ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Acquisition of property under capital leases                                                         $ 2,289,604
                                                                                                     ===========
Conversion of notes payable into common stock                                                        $ 1,879,034
                                                                                                     ===========

See Note 2 for details of assets acquired and liabilities assumed in purchase transaction.


See accompanying notes to consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Dense-Pac Microsystems, Inc. (Dense-Pac or the Parent Company), a California corporation, and its wholly owned subsidiaries, TypeHaus, Inc. (TypeHaus) and Productivity Enhancement Products, Inc. (PEP) (together, the Company), designs and manufactures proprietary chip-stacking components and subsystems. The Company's revenues are generated primarily from manufacturers of electronic components, as well as from subcontracts where the primary contractor is the United States government.

      Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Dense-Pac Microsystems, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

      Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at February 28, 2001.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      Goodwill - Goodwill arising from the PEP acquisition (Note 2) was recorded as the excess of the purchase price over the fair value of identifiable assets acquired and is being amortized over a useful life of seven years. Accumulated goodwill amortization was $250,095 at February 28, 2001. The net carrying amount of goodwill was considered recoverable at February 28, 2001, based on the undiscounted future cash flows expected to be realized from continued sales of the related products.

      Property - Property is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

      Revenue Recognition - Revenues are recognized upon shipment and transfer of title of the related products. The Company records an accrual for estimated returns at the time of product shipment based on historical experience. Under arrangements where the Company licenses its stacking technology, revenues are recognized based on the number of units produced by the customer, or on a straight-line basis over the term of the related agreement. Advanced payments are classified as deferred revenue.

      Advertising Expenses - The Company expenses advertising costs as incurred. These costs were not material for the years ended February 28, 2001 and February 29, 2000.

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

      Net Income Per Share - The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

                                                     FEBRUARY 28,    FEBRUARY 29,
                                                         2001            2000
                                                     -----------     -----------
      Shares used in computing basic net income
        per share                                     20,101,515      18,773,138
      Dilutive effect of stock options                 1,036,899         889,075
      Conversion of convertible notes payable                            312,644
                                                      ----------      ----------

      Shares used in computing diluted net income
        per share                                     21,138,414      19,974,857
                                                      ==========      ==========

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

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      Concentration of Credit Risk - The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. During the year ended February 29, 2000, sales to three major customers accounted for 29%, 12%, and 11% of net sales. Accounts receivable from these three customers accounted for 38% of total net accounts receivable at February 29, 2000. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

      Comprehensive Income - The Company had no items of comprehensive income for fiscal years 2001 and 2000.

      New Accounting Pronouncements - In September 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative, which would be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective March 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the fourth quarter in fiscal year 2001. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

      In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      Reclassifications - Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.    ACQUISITION AND DISPOSITION

      On October 26, 2000, the Company acquired all of the outstanding common stock of PEP in exchange for 884,167 shares of the Company's common stock valued at $3,719,019, and the assumption of $1,531,718 in tax liabilities of PEP. The acquisition was accounted for as a purchase and the purchase price of $5,498,229, which included $247,492 of direct acquisition costs, was allocated as follows:

      Current assets                                                $ 1,493,439
      Property                                                          309,238
      Goodwill                                                        5,881,038
      Liabilities assumed (including forgiveness of previous
        cash advances to PEP of approximately $585,000)              (2,185,486)
                                                                    -----------

        Total purchase price                                        $ 5,498,229
                                                                    ===========

      PEP's operating results have been included in the Company's financial statements from the date of acquisition.

      The following unaudited pro forma information assumes that the PEP acquisition had occurred on the first day of the Company's fiscal year ended February 29, 2000. The pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined enterprise.

                                                  2001             2000
                                              -----------      -----------
      Net sales                               $37,428,542      $33,406,407
      Net income                              $   652,826      $ 1,935,748
      Net income per share:
        Basic                                 $      0.03      $      0.10
        Diluted                               $      0.03      $      0.09

      In November 2000, the Company sold substantially all assets of TypeHaus for cash of $25,000 and a note receivable of $350,000 which is included in other assets in the accompanying consolidated financial statements. The note receivable bears interest at 8% and is repayable in monthly installments of principal and interest of $5,000 through October 2007, with a final payment of $73,000 in November 2007. The Company incurred a loss associated with this transaction of $77,027, which included $80,000 of stock compensation expense associated with an acceleration of vesting on certain stock options (Note 9).

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

3.    INVENTORIES

      Inventories consist of the following:

                                                      2001              2000
                                                  -----------       -----------
      Raw materials                               $   704,409       $   945,484
      Work-in-process                                 637,643           559,352
      Finished goods                                  102,011           274,123
                                                  -----------       -----------

      Inventories, net                            $ 1,444,063       $ 1,778,959
                                                  ===========       ===========

4.    PROPERTY

      Property consists of the following:

                                                      2001              2000
                                                  -----------       -----------
      Machinery and equipment                     $ 5,404,918       $ 5,977,173
      Furniture and fixtures                          318,848           282,698
      Leasehold improvements                          707,802           620,479
      Computer software and equipment
        financed under capital leases               2,632,781         2,433,362
                                                  -----------       -----------

                                                    9,064,349         9,313,712
      Less accumulated depreciation and
        amortization                               (3,683,549)       (3,493,888)
                                                  -----------       -----------

      Property, net                               $ 5,380,800       $ 5,819,824
                                                  ===========       ===========

      Accumulated depreciation of assets under capital lease was $597,006 and $246,069 at February 28, 2001 and February 29, 2000, respectively.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

5.    LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt consists of the following:

                                                           2001         2000
                                                         --------     ---------
Note payable to finance company, collateralized by
  fixed assets, bearing interest at 9.0%, payable
  in monthly installments of principal and interest,
  repaid in March 2001                                   $ 1,757      $ 108,938
Less current portion of long-term debt                    (1,757)      (107,181)
                                                         -------      ---------
                                                         $    --      $   1,757
                                                         =======      =========

      The Company has a line of credit with a bank providing for borrowings of up to 75% of eligible accounts receivable, as defined, not to exceed $3,000,000. The line of credit is collateralized by substantially all of the Company's assets and expires in November 2001. There were no borrowings outstanding under the line of credit at February 28, 2001. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2001.

6.    RELATED-PARTY BORROWINGS

      The Company had a $1,900,000 loan agreement with related parties. On April 8, 1999, the Company amended the terms of the loan agreement. Under the terms of the amendment, $1,200,000 of the outstanding principal was converted into 662,069 shares of common stock at $1.8125 per share, the fair market value of the Company's common stock on the date of the amendment. The remaining outstanding principal accrued interest at 8.75% per annum, with interest-only payments due quarterly and principal due on December 31, 2000. At the election of the lenders, the remaining outstanding principal may be converted into common stock at a price of $1.8125 per share. On November 1, 1999, the remaining outstanding principal was converted into 386,208 shares of common stock at a price of $1.8125 per share.

      Interest expense related to these borrowings was approximately $44,000 for fiscal year 2000.

      In connection with the conversion of the notes, $20,966 of expenses were incurred which have been offset against proceeds from common stock in the accompanying consolidated financial statements.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

7.    COMMITMENTS AND CONTINGENCIES

      Commitments - The Company leases its office and manufacturing facilities under operating lease arrangements that expire on various dates through November 1, 2004. The facility leases require additional payments for property taxes, insurance, and maintenance costs. Additionally, the Company leases certain equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 28, 2001:

                                                       CAPITAL       OPERATING
                                                     -----------     ----------
Fiscal year ending:
  2002                                               $   552,416     $  658,143
  2003                                                   533,818        668,866
  2004                                                   292,762        515,192
  2005                                                    34,068
                                                      ----------     ----------
Total minimum lease payments                           1,413,064     $1,842,201
                                                                     ==========
Less amounts representing interest                      (171,310)
                                                      ----------
Present value of minimum lease payments                1,241,754
Less current portion                                    (454,926)
                                                      ----------
Long-term portion                                     $  786,828
                                                      ==========

      Rent expense relating to the operating leases was approximately $342,000 and $178,000 for fiscal years 2001 and 2000, respectively.

      Litigation - On September 23, 1998, the Company was served with a complaint from Simple Technology, Inc. (Simple), filed in U.S. District Court for the Central District of California, alleging that the Company's stacking technology infringed on a Simple stacking patent. On October 23, 1998, the Company filed a counterclaim in the same action for patent infringement against Simple alleging that Simple was infringing upon the Company's earlier issued patent.

      On April 11, 2000, the Company filed suit, in Superior Court for the State of California, Orange County, against Simple and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition, and intentional and negligent interference with prospective business advantages. The Company dismissed the suit without prejudice on February 28, 2001.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      On February 8, 2001, the U.S. District Court for the Central District ruled that Simple did not infringe the Company's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that the Company did not infringe on the Simple patent and entered a final judgment of no liability. As part of the ruling the Company was awarded court costs. In April 2001, Simple's appeal was docketed in the U.S.
      Court of Appeals for the Federal Circuit.

      On February 21, 2001, the Company was served with a new complaint from Simple, filed in the U.S. District Court for the Central District of California for an undetermined amount, alleging that the Company's stacking technology infringes on Simple's reissued stacking patent. The Company intends to vigorously defend itself against these charges. The ultimate outcome, or any resulting potential loss, is not presently determinable.

      Additionally, the Company is involved from time to time in a variety of other legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any currently pending other legal matters will have a material adverse effect on the Company's financial statements.

8.    INCOME TAXES

      The income tax provision consists of the following:

                                                    2001                2000
                                                -----------         -----------
Current:
  Federal                                       $   832,521         $   424,440
  State                                             393,075             143,766
                                                -----------         -----------
                                                  1,225,596             568,206
Deferred:
  Federal                                          (219,344)            398,944
  State                                            (106,885)             91,067
                                                -----------         -----------
                                                   (326,229)            490,011
Change in valuation allowance                      (896,698)         (1,035,417)
                                                -----------         -----------
Deferred income tax provision, net               (1,222,927)           (545,406)
                                                -----------         -----------
Total income tax provision                      $     2,400         $    22,800
                                                ===========         ===========

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28, 2001 and February 29, 2000:

                                                               2001              2000
                                                            -----------       -----------
Deferred tax assets:
  Inventories                                               $   328,509       $   265,004
  Other reserves                                                307,529            88,581
  State taxes                                                       816             1,936
  Net operating loss carryforwards, general business
    credit carryforwards, and AMT credit carryforwards        5,437,728         5,142,213
                                                            -----------       -----------
Total gross deferred assets                                   6,074,582         5,497,734
Deferred tax liability - depreciation and amortization         (380,336)         (163,822)
                                                            -----------       -----------
                                                              5,694,246         5,333,912
Valuation allowance                                          (5,694,246)       (5,333,912)
                                                            -----------       -----------
Net deferred income taxes                                   $        --       $        --
                                                            ===========       ===========

      As of February 28, 2001, a valuation allowance of $5,694,246 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

      Additionally, at February 28, 2001, approximately $2,300,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

      A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                                              2001        2000
                                                              ----        ----
Federal statutory rate                                          35%         35%
State taxes, net of federal benefit                             10           6
Valuation allowance                                            (49)        (40)
Goodwill amortization                                            4
                                                              ----        ----
                                                                --%          1%
                                                              ====        ====

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      As of February 28, 2001, the Company had federal and state net operating loss carryforwards of $13,665,000 and $3,246,000, respectively. The federal net operating losses begin to expire in 2003, while the state net operating losses begin to expire in 2002. As of February 28, 2001, the Company had federal and state tax credit carryforwards of approximately $298,000 and $488,000, respectively. The federal tax credits begin to expire in 2004, while the state tax credits begin to expire in 2006.

9.    STOCK OPTION PLANS

      Under the Company's 1985 Stock Option Plan, options were granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 2001, no shares were available for future grants under the 1985 Stock Option Plan.

      Under the terms of the Company's 1996 Stock Option Plan (Plan), options to purchase 4,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors, and consultants. Options issued under the Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within ten years from the date of grant or upon 90 days after termination of employment. At February 28, 2001, 607,005 shares were available for future grants under the Plan.

      During the year ended February 28, 2000, the Company granted 60,000 options to nonemployees to purchase common shares at $4.75 to $7.56 per share. The options vest 50% on June 31, 2000, and 50% on December 31, 2000 and expire the later of: (1) two years after service termination, or (2) ten years from date of grant. The value of the options was determined to be $156,945 utilizing the Black-Scholes option-pricing model on the date of grant and has been recorded as unearned compensation expense in the accompanying consolidated financial statements. The unearned compensation was amortized on a straight-line basis over the vesting period of the options.

      During the year ended February 28, 2001, the Company accelerated vesting on certain employee and director stock options in connection with their separation from the Company. As a result of the modification to accelerate the vesting of these stock options, the Company recorded $218,500 of stock compensation expense representing the difference between the original strike price and the price of the common stock on the modification date.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      A summary of activity for the stock option plans is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                             NUMBER OF    EXERCISE
                                                              SHARES        PRICE
                                                            ---------     ---------
OUTSTANDING, March 1, 1999                                  1,811,550       $1.16
  Granted (weighted-average fair value of $3.02)              786,470       $4.37
  Exercised                                                  (428,820)      $1.07
  Canceled                                                    (97,700)      $1.00
                                                            ---------
OUTSTANDING, February 29, 2000                              2,071,500       $2.39

  Granted (weighted-average fair value of $2.81)              979,000       $4.32
  Exercised                                                  (705,425)      $1.28
  Canceled                                                   (157,775)      $2.47
                                                            ---------
OUTSTANDING, February 28, 2001                              2,187,300       $3.62
                                                            =========

      Additional information regarding options outstanding as of February 28, 2001 is as follows:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 ---------------------------------------------     --------------------------
                                 WEIGHTED-AVERAGE    WEIGHTED-                      WEIGHTED-
RANGE OF                            REMAINING         AVERAGE                        AVERAGE
EXERCISE            NUMBER         CONTRACTUAL       EXERCISE         NUMBER        EXERCISE
PRICES           OUTSTANDING       LIFE (YEARS)        PRICE       EXERCISABLE        PRICE
--------         ------------    ----------------    ---------     -----------      ---------
$0.94 - $1.00       379,300           7.13             $1.00          178,225         $1.00
$1.01 - $1.99       404,000           8.61             $1.62          163,000         $1.50
$2.00 - $2.99       522,000           9.30             $2.37           63,500         $2.41
$4.50 - $7.56       882,000           9.10             $6.39          194,001         $6.45
                  ---------                                           -------
                  2,187,300                            $3.62          598,726         $3.05
                  =========                                           ======

      As of February 28, 2001, 598,726 options were exercisable at a weighted-average exercise price of $3.05.

      Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

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

      The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

ASSUMPTIONS                                                 2001         2000
-----------                                                 ----         ----
Expected life (months)                                       42           42
Stock volatility                                             92%         112%
Risk-free interest rate                                       6%      5.02 - 6.74%
Dividends during the expected term                          None         None

      The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period the awards, results would have been as follows:

                                                         2001            2000
                                                      ----------      ----------
Net income as reported                                $1,822,199      $2,564,573
Pro forma net income                                  $  215,875      $2,002,474
Net income per share as reported:
  Basic                                               $     0.09      $     0.14
  Diluted                                             $     0.09      $     0.13
Pro forma net income per share:
  Basic                                               $     0.01      $     0.11
  Diluted                                             $     0.01      $     0.10

10.   SEGMENT INFORMATION

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

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

      The Company engages in business activity primarily in three operating segments: the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products ("Advanced Component Packaging"), system engineering design services, and value added manufacturing services. System engineering and value added manufacturing services do not qualify as reportable segments, as defined, and separate information has not been provided.

      Operating segment data for fiscal years 2001 and 2000 were as follows:

FISCAL YEAR 2001

                                     ADVANCED
                                     COMPONENT
                                     PACKAGING           OTHER        ELIMINATIONS          TOTAL
                                    -----------       -----------     ------------      ------------
Net sales                           $32,701,297       $ 3,146,111        $ 24,270       $ 35,823,138
Net income (loss)                     1,915,766           (93,567)                         1,822,199
Depreciation and amortization         1,593,686            62,626                          1,656,312
Other (income) expense, net            (142,898)           58,944           4,900            (79,054)
Total assets                         19,785,606         1,987,497         (10,000)        21,763,103
Capital expenditures                    736,914                                              736,914

FISCAL YEAR 2000

                                     ADVANCED
                                     COMPONENT
                                     PACKAGING           OTHER        ELIMINATIONS          TOTAL
                                    -----------       -----------     ------------      ------------
Net sales                           $26,055,145       $ 1,411,469        $ (7,000)      $ 27,459,614
Net income (loss)                     2,564,984              (411)                         2,564,573
Depreciation and amortization         1,241,228           104,760                          1,345,988
Other expense, net                      150,038                                              150,038
Total assets                         13,558,203           575,751         (10,000)        14,123,954
Capital expenditures                  3,745,975            48,528                          3,794,503

      License revenues for fiscal years 2001 and 2000 were $1,558,839 and $729,678, respectively.

      The Company had export sales (primarily to Western European customers) accounting for approximately 4% and 5% of net sales for fiscal years 2001 and 2000, respectively.

DENSE-PAC MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 28, 2001 (CONTINUED)
--------------------------------------------------------------------------------

11.   BENEFIT AND COMPENSATION PLANS

      The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 6% of the employee's eligible salary, subject to certain limitations. The Company contributed $116,143 and $81,137 to the 401(k) plan during fiscal years 2001 and 2000, respectively.

      The Company has an employee profit-sharing plan in which all employees except officers participate. The amount of the profit sharing is determined by the Board of Directors on a quarterly basis. The Company recorded $170,850 and $784,730 in profit sharing expense during fiscal years 2001 and 2000, respectively.

                                   * * * * * *