Form 10-Q
period 2001-05-31
DENSE PAC MICROSYSTEMS INC
filed 2001-07-13
CIK 784770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   --------------------

                         Commission file number 0-14843

                          DENSE-PAC MICROSYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               CALIFORNIA                              33-0033759
     (State or other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                Identification No.)

                                7321 LINCOLN WAY
                         GARDEN GROVE, CALIFORNIA 92841
                    (Address of Principal Executive Offices)
                                 (714) 898-0007
                (Issuer's Telephone Number, Including Area Code)

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

                          YES  [X]          NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of common stock, no par value, outstanding as of June 13, 2001 was 20,950,589.

================================================================================

                                                                 TOTAL PAGES: 17
                                                               With Exhibits: 44

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Dense-Pac Microsystems, Inc.
                           Consolidated Balance Sheets

                                                     May 31,         February 28,
                                                      2001               2001
                                                  ------------       ------------
                                                  (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                     $  3,929,577       $  5,346,525
    Accounts receivable, net                         2,635,681          3,300,702
    Inventories, net                                 1,444,472          1,444,063
    Other current assets                               276,159            281,504
                                                  ------------       ------------
        Total current assets                         8,285,889         10,372,794

Property, net                                        5,214,139          5,380,800
Goodwill, net                                        5,443,478          5,630,944
Other assets                                           375,535            378,565

                                                  ------------       ------------
                                                  $ 19,319,041       $ 21,763,103
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt             $    459,200       $    456,683
    Accounts payable                                   771,649          1,153,548
    Income taxes payable                                    --          1,545,649
    Accrued compensation                               431,635            551,623
    Other accrued liabilities                          538,422            684,540
    Deferred revenue                                   112,561            363,000
                                                  ------------       ------------
          Total current liabilities                  2,313,467          4,755,043


Other long-term debt, net of current portion           658,049            786,828
                                                  ------------       ------------

Stockholders' equity
    Common stock                                    24,887,080         24,871,477
    Accumulated deficit                             (8,539,555)        (8,650,245)
                                                  ------------       ------------

         Total stockholders' equity                 16,347,525         16,221,232
                                                  ------------       ------------
                                                  $ 19,319,041       $ 21,763,103
                                                  ============       ============


     See accompanying notes to condensed consolidated financial statements.

                          Dense-Pac Microsystems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the quarter ended:
                                               May 31,            May 31,
                                                2001               2000
                                            ------------       ------------
NET SALES                                   $  7,453,389       $ 10,980,203

COST OF SALES                                  5,239,066          7,874,169
                                            ------------       ------------

GROSS PROFIT                                   2,214,323          3,106,034

COSTS AND EXPENSES:
   Selling, general and administrative         1,528,654          1,417,312
   Amortization of goodwill                      193,454
   Research and development                      417,852            422,149
                                            ------------       ------------
       Total costs and expenses                2,139,960          1,839,461

INCOME FROM OPERATIONS                            74,363          1,266,573
                                            ------------       ------------

OTHER INCOME:
    Interest income                               67,379             42,368
    Interest expense                             (31,052)           (36,855)
                                            ------------       ------------
       Total other income                         36,327              5,513

INCOME BEFORE INCOME TAX PROVISION               110,690          1,272,086

INCOME TAX PROVISION                                  --             40,000
                                            ------------       ------------

NET INCOME                                  $    110,690       $  1,232,086
                                            ============       ============

NET INCOME PER SHARE:
    Basic                                   $       0.01       $       0.06
                                            ============       ============
    Diluted                                 $       0.01       $       0.06
                                            ============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                     20,943,000         19,359,000
                                            ============       ============
    Diluted                                   21,126,000         20,661,000
                                            ============       ============



     See accompanying notes to condensed consolidated financial statements.

                              Dense-Pac Microsystems, Inc.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                       For the three months ended
                                                        May 31,           May 31,
                                                         2001              2000
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $   110,690       $ 1,232,086

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                        536,411           362,669
    Amortization of unearned compensation                     --            39,236

Changes in operating assets and liabilities:
    Accounts receivable                                  665,021           (90,498)
    Inventories                                             (410)          140,228
    Other current assets                                   8,375           (75,262)
    Accounts payable                                    (381,898)         (226,905)
    Income taxes payable                              (1,545,000)            4,000
    Accrued compensation                                (119,988)         (313,980)
    Other accrued liabilities                           (152,756)          (94,940)
    Deferred revenue                                    (250,439)           75,000
                                                     -----------       -----------

Net cash provided by (used in) operations:            (1,129,994)        1,051,634
                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                                  (176,295)         (113,516)
                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on other long-term debt          (126,262)         (175,239)
    Proceeds from issuance of common stock                15,603            92,745
                                                     -----------       -----------

Net cash used in financing activities                   (110,659)          (82,494)
                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH                       (1,416,948)          855,624

CASH, BEGINNING OF YEAR                                5,346,525         2,949,562
                                                     -----------       -----------

CASH, END OF QUARTER                                 $ 3,929,577       $ 3,805,186
                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                    $    31,362       $    46,242
                                                     ===========       ===========
    Income taxes paid                                $ 1,545,000       $    48,000
                                                     ===========       ===========



           See accompanying notes to condensed financial statements.

                          DENSE-PAC MICROSYSTEMS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Dense-Pac Microsystems, Inc. including its wholly owned subsidiaries ("we," "us," Dense-Pac" or the "Company"), is a technology company that provides products and services for the Integration Age. Dense-Pac was founded in 1982 and has three operating units, the System Design Group, the Advanced Packaging Group, and the Added Value Manufacturing Group, each of which is certified ISO 9001 compliant.

The Advanced Packaging Group provides patented component packaging technology to create high-density, board space-saving products. The System Design/Value Added Manufacturing Group provides contract manufacturing of prototype devices and medium volume production runs of circuit boards as well as outsourced design, product development, production and engineering for telecommunications, networking, Internet devices, and industrial markets, with expertise in providing networking and DSL product development solutions. DPAC's products are used in electronic circuits found in network servers, computer storage devices, medical instrumentation and communication devices. The DPAC Web site is at www.dense-pac.com.



NOTE 2 - Basis of Presentation - The accompanying unaudited interim consolidated financial statements of Dense-Pac Microsystems, Inc. a California Corporation, as of May 31, 2001 and for the three months ended May 31, 2000 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual report on Form 10-KSB for the year ended February 28, 2001. Effective March 1, 2001, the Company no longer qualifies as a "small business issuer" under Rule 12b-2 and is required to file this report and hereafter under the general rules and regulations applicable to quarterly and annual reports of non-small business issuers.

Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended February 28, 2002.



NOTE 3 - Recent Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective March 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

NOTE 4 - Acquisition - The results of operations of Productivity Enhancements Products, the company acquired in fiscal 2001 is included in the consolidated financial statements from the date of acquisition, October 26, 2000. The first quarter of fiscal 2002 includes actual operating results of this acquisition. The following unaudited pro forma information assumes that the acquisition had occurred on the first day of the Company's fiscal year ended February 29, 2001. The pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined enterprise.

                         Quarter ended May 31
                                2000
                             (unaudited)

Net sales                  $   12,707,000
Net income                 $      872,000
Net income per share:
     Basic                 $         0.05
     Diluted               $         0.05


NOTE 5 - The following table summarizes stock option activity under Dense-Pac's 1985 and 1996 Stock Option Plans for the three months ended May 31, 2001:

                                 Number of         Price per          Number of
                                  Shares             Share       Options Exercisable
                                ----------       -------------   -------------------
Balance, February 28, 2001       2,187,300       $ .94 - $7.56
                                ----------       -------------
        Granted                    346,000       $5.50 - $1.56
        Exercised                  (14,500)      $1.00 - $1.72
        Canceled                   (44,875)      $1.00 - $6.00
                                ----------       -------------
Balance, May 31, 2001            2,473,925       $ .94 - $7.56         803,926
                                ==========       =============    ==================


       NOTE 6 - The Company computes net income per share in accordance with SFAS No. 128, earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of shares outstanding, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

                                                Quarter Ended
                                                   May 31,
                                             2001            2000
                                          ----------      ----------
Shares used in computing basic net
    income per share                      20,943,000      19,382,000
Dilutive effect of stock options             183,000       1,279,000
                                          ----------      ----------
Shares used in computing diluted net      21,126,000      20,661,000
    income per share

NOTE 7- SEGMENT INFORMATION - Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company engages in business activity primarily in three operating segments; the design and automated manufacturing of proprietary and patented three-dimensional, high-density memory products ("Advanced Component Packaging"), system engineering design services, and value-added manufacturing services. System engineering and value-added manufacturing services do not qualify as reportable segments (neither segment has net sales greater than 10% of total company net sales) and separate information has not been provided.

The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to the segments. Therefore, segment information reported includes only net sales, cost of sales, and gross profit.

Operating segment data for the first quarter ended May 31, 2001 and 2000 were as follows:


QUARTER ENDED MAY 31, 2001

                               ADVANCED
                               COMPONENT
                               PACKAGING        OTHER       ELIMINATIONS       TOTAL
                             --------------  -------------  -------------  --------------
Net sales                       $6,468,000     $1,024,000      $ (39,000)     $7,453,000
Cost of sales                    4,556,000        722,000      $ (39,000)      5,239,000
Gross profit                     1,912,000        302,000                      2,214,000

QUARTER ENDED MAY 31, 2000

                               ADVANCED
                               COMPONENT
                               PACKAGING        OTHER       ELIMINATIONS       TOTAL
                             --------------  -------------  -------------  --------------
Net sales                      $10,723,000      $ 257,000                    $10,980,000
Cost of sales                    7,713,000        161,000                      7,874,000
Gross profit                     3,010,000         96,000                      3,106,000


License revenues for the quarter ended May 31, 2001 and 2000 were $146,000 and $414,000, respectively.

The Company had export sales (primarily to Western European customers) accounting for approximately 4% and 5% of net sales for the quarters ended May 31, 2001 and 2000, respectively.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Consolidated Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are several statements that do not present historical information. All of these statements are "forward-looking." Some forward-looking statements also can be identified by words such as "the Company believes." Forward-looking statements reflect the Company's current expectations.

Although the Company believes that its expectations are based on reasonable assumptions, there can no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

Some of these factors include potential risks associated with uncertain demand for and acceptance of new and existing products, changes in customer preferences and buying patterns, rapid technological advances and product obsolescence, uncertain availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the uncertain ability to protect proprietary intellectual property, limited experience in acquisitions and the uncertain availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2001 under the heading "Cautionary Statements". Investors are cautioned against ascribing undue weight to any forward-looking statements herein


ITEM 2 - Management's Discussion and Analysis or Plan of Operation



RESULTS  OF OPERATIONS

        Net sales for the quarter ended May 31, 2001 decreased $3,527,000 or 32% compared to the quarter ended May 31, 2000. The decrease in net sales for the quarter ended May 31, 2001, when compared to the same quarter in the prior year was due primarily to a decrease in sales of high-density commercial products. The overall unit decrease in commercial stacks shipped during the quarter was 42% from the same quarter in the prior year. Additionally, the product mix within the commercial business changed as to the relationship between consigned material and material purchased on behalf of the customer. For the commercial high density product, the revenue of products containing purchased memory components decreased to 64% of total revenue as compare to 80% from the first quarter in the prior fiscal year. In cases where the memory components are included in sales of products, the Company will purchase material for the commercial order and will determine the final purchase price prior to the order, in order to avoid any price volatility in the components. See "Forward Looking Statements."

        Gross profit as a percentage of sales was 30% for the three month period ended May 31, 2001, as compared to 28% for the three month period ended May 31, 2000. The increase in the gross margin for the first quarter ended May 31, 2001 can be attributed to approximately $300,000 in revenue from non-refundable deposits on expired contracts and the mix of products that the company was selling during the comparable quarter. Specifically, the Company's production during the first quarter ending May 31, 2001 had a higher percentage of consigned material, therefore decreasing our cost of goods sold and increasing the gross margin for the quarter. This increase in gross margin percentage occurred, even with a decrease in the number of commercial memory stacks that were produced by the company. The Company shipped commercial orders (included in the Advanced Component Packaging segment) for approximately $2,950,000 during the quarter ended May 31, 2001, where the margin was lower due to the fact that the Company procured the memory for the order as compared to $5,700,000 in the previous years first quarter. The balance of the commercial orders in each such quarter had consigned memory associated with the sale.

        During the first quarter of fiscal year 2002, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. In this manner, the Company believes that the Company has been able to define a niche for our products that use a unique proprietary stacking technology and to market these products to a defined market. Subject to the future impact of our product mix, the Company believes that margins could improve due to increased production if sales increase. See "Forward-Looking Statements."

        Selling, general and administrative expenses increased in the first quarter of fiscal 2002 by $146,000 or 10% from the first quarter of the prior fiscal year. The increase in general and administrative expenses can be attributed to an increase in sales and marketing expense as new personnel were added in this area. Additionally, the Company increased the occupied square footage in its facility resulting in an increase in rent expense.

        Amortization of goodwill was $193,000 for the quarter ended May 31, 2001 as compared to no expense in the prior year's first quarter. The amortization is related to the acquisition of Productivity Enhancement Products, Inc. completed in the third quarter of fiscal year 2001. The current net balance of the goodwill at May 31, 2001 is $5,443,000 and is being amortized over a seven year period which will result in approximately $200,000 of amortization expense per quarter for the foreseeable future.

        For the quarter ended May 31, 2001 research and development costs were approximately the same as the same quarter in the prior fiscal year. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward Looking Statements".


        For the three months ended May 31, 2001, other income increased $31,000 from the same period last year. This increase is due to additional interest income associated with the increase in average cash reserve balances and a decrease in interest expense is associated with debt repayments.



LIQUIDITY  AND CAPITAL RESOURCES

        Net cash used in operations was approximately $1,130,000 during the first quarter of fiscal year 2002 which principally related to the payment of $1.5 million of tax liability associated with the purchase of Productivity Enhancement Products, Inc. Excluding this cash payment, cash generated from operating activities was approximately $400,000 consisting principally of net income of $111,000, depreciation and amortization of $536,000, and a decrease in accounts payable of $665,000. This was offset by decreases in accounts payable and accrued liabilities of approximately $700,000, and a decrease in deferred revenue of $250,000.

        The Company purchased approximately $176,000 in new equipment during the first quarter of fiscal year 2002. The Company is expecting that it may incur additional lease-related debt with the purchase of additional equipment during the next quarter. The Company expects that it will not purchase more than one million dollars in additional equipment for the remainder of the fiscal year. See "Forward-Looking Statements".

        The Company believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has received a credit facility for three million dollars from a financial institution. The Company anticipates using the credit facility if the need should arise for additional working capital to support operations. See "Forward Looking Statements."

CAUTIONARY STATEMENTS

Statements in this 10-Q which are not historical facts, including all statements about the Company's business strategy or expectations, or information about new and existing products and technologies or market characteristics and conditions, are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, the factors described below which could cause actual results to differ from those contemplated by the forward-looking statements.

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

Concentration of Credit Risk

The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the quarter ended May 31, 2001, sales to two major customers accounted for 34% and 17% of net sales. Accounts receivable from these two customers accounted for 32% of total net accounts receivable at May 31, 2001. During the quarter ended May 31, 2000, sales to two major customers accounted for 55% and 16% of net sales. Accounts receivable from these two customers accounted for 52% of total net accounts receivable at May 31, 2000. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business financial condition, and results of operations.

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

Competition

There are memory companies which offer or are in the process of developing competitive products, including Irvine Sensors, Staktek, Kentron, Legacy and White Electronics. Some of such companies have greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.


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

International Sales

For quarter ended May 31, 2001, approximately 2% of the Company's sales were export sales, primarily to Western Europe as compared to 6% in for the previous quarter ended May 31, 2000. Foreign sales are made in U.S. dollars. The decline was primarily due to a decrease in memory prices resulting in lower revenue, but also due to the overall increase in the domestic commercial business of the Company. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company.

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


        Item 1 - Legal Proceedings

        The information is incorporated from Form 10-KSB filing from February 28, 2001. There has been no significant changes in the status of these legal proceedings.


        Item 6 - Exhibits and Reports on Form 8-K

                (a) Exhibits

                      The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of the Quarterly Report.


                      Exhibit 10.11A - Executive Employment Agreements made as of June 7, 2001 between Dense-Pac Microsystems, Inc., a California Corporation and Ted Bruce, CEO, John Sprint, COO and William Stowell, CFO, respectively*.

                   *  Management compensatory plan or arrangement

                (b) Reports on Form 8-K -

                      No reports on Form 8-K were filed during the first quarter of fiscal 2002 covered by this Form 10-Q.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DENSE-PAC MICROSYSTEMS, INC.
                                                                    (Registrant)


        July 13, 2001                          /s/   Ted Bruce
-----------------------------       --------------------------------------------
Date                                     Ted Bruce, Chief Executive Officer



        July 13, 2001                          /s/   William M. Stowell
-----------------------------       --------------------------------------------
Date                                William M. Stowell, Chief Financial Officer