Form 10-Q
period 2001-08-31
DPAC TECHNOLOGIES CORP
filed 2001-10-11
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant Issuer as Specified in Its Charter)

CALIFORNIA (State or other Jurisdiction of Incorporation or Organization)	33-0033759 (IRS Employer Identification No.)

7321 LINCOLN WAY
GARDEN GROVE, CALIFORNIA 92841
(Address of Principal Executive Offices)
(714) 898-0007
Issuer’s Telephone Number, Including Area Code

Dense-Pac Microsystems, Inc.
(Former Name, Former Address and Former Fiscal Year
if Changed Since Last Year)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of common stock, no par value, outstanding as of October 1, 2001 was 20,960,589.

Number of pages: 12

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Consolidated Balance Sheets

	August 31,	February 28,
	2001	2001

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,656,804	$5,346,525
Accounts receivable, net	3,020,360	3,300,702
Inventories, net	586,273	1,444,063
Other current assets	558,816	281,504

Total current assets	8,822,253	10,372,794
Property, net	5,137,890	5,380,800
Goodwill, net	5,172,921	5,630,944
Other assets	375,688	378,565

	$19,508,752	$21,763,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$499,506	$456,683
Accounts payable	653,841	1,153,548
Income taxes payable	—	1,545,649
Accrued compensation	519,567	551,623
Other accrued liabilities	356,277	684,540
Deferred revenue	14,635	363,000

Total current liabilities	2,043,826	4,755,043
Long-term debt, net of current portion	665,892	786,828
Stockholders’ equity
Common stock	24,877,222	24,871,477
Accumulated deficit	(8,078,188)	(8,650,245)

Total stockholders’ equity	16,799,034	16,221,232

	$19,508,752	$21,763,103

See accompanying notes to condensed consolidated financial statements.

DPAC Technologies Corp.

Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the six months ended:

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

NET SALES	$8,201,071	$7,204,949	$15,654,462	$18,185,152
COST OF SALES	5,685,700	4,823,680	10,924,767	12,697,849

GROSS PROFIT	2,515,371	2,381,269	4,729,695	5,487,303
COSTS AND EXPENSES:
Selling, general and administrative	1,387,332	1,557,898	2,915,987	2,975,212
Amortization of goodwill	194,485	—	387,939	—
Research and development	473,603	436,795	891,455	858,944

Total costs and expenses	2,055,420	1,994,693	4,195,381	3,834,156
INCOME FROM OPERATIONS	459,951	386,576	534,314	1,653,147

OTHER INCOME:
Interest income	40,717	66,979	108,406	109,347
Interest expense	(39,301)	(33,950)	(70,663)	(70,805)

Total other income	1,416	33,029	37,743	38,542
INCOME BEFORE INCOME TAX PROVISION	461,367	419,605	572,057	1,691,689
INCOME TAX PROVISION	—	13,000	—	53,000

NET INCOME	$461,367	$406,605	$572,057	$1,638,689

NET INCOME PER SHARE:
Basic and Diluted	$0.02	$0.02	$0.03	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,956,000	19,836,000	20,950,000	19,612,000

Diluted	21,338,000	20,947,000	21,176,000	20,633,000

See accompanying notes to condensed consolidated financial statements.

DPAC Technologies Corp.

Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended

	August 31,	August 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$572,057	$1,638,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,101,406	726,618
Amortization of unearned compensation	—	78,470
Changes in operating assets and liabilities:
Accounts receivable	280,342	585,373
Inventories	857,789	(349,619)
Other current assets	(274,435)	(34,535)
Accounts payable	(499,706)	106,725
Income taxes payable	(1,545,649)	—
Accrued compensation	(32,056)	(339,223)
Other accrued liabilities	(328,263)	(262,060)
Deferred revenue	(348,365)	(150,000)

Net cash provided by (used in) operations:	(216,880)	2,000,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(283,338)	(352,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(256,093)	(365,141)
Proceeds from issuance of common stock	66,590	727,820

Net cash provided by (used in) financing activities	(189,503)	362,679

NET INCREASE (DECREASE) IN CASH	(689,721)	2,010,184
CASH, BEGINNING OF YEAR	5,346,525	2,949,562

CASH, END OF PERIOD	$4,656,804	$4,959,746

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$70,663	$70,413

Income taxes paid	$1,545,000	$61,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$177,980	$—

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DPAC Technologies Corp. (formerly Dense-Pac Microsystems) and its wholly owned subsidiaries (collectively called “we,” “us,” “DPAC” or the “Company”), is a technology company that provides products and services for the Integration Age. DPAC was founded in 1982 and has three operating units, the System Design Group, the Advanced Packaging Group, and the Value Added Manufacturing Group, each of which is certified 9001 compliant.

DPAC’s System Design Group is a leading supplier of outsourced design, product development, production and engineering for telecommunications, networking, Internet devices, and industrial markets, with particular expertise in providing networking and DSL product development solutions. The Advanced Packaging Group provides patented component packaging technology to create high-density, board space—saving products. The Value Added Manufacturing Group provides contract manufacturing of prototype devices and low to medium volume production runs of circuit boards. DPAC’s products are used in electronic circuits found in network servers, computer storage devices, medical instrumentation and communication devices. The DPAC Web site is at www.DPACtech.com

NOTE 2 — Basis of Presentation — The accompanying unaudited interim consolidated financial statements of DPAC Technologies Corp. a California Corporation, as of August 31, 2001 and for the three and six months ended August 31, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual report on Form 10-KSB for the year ended February 28, 2001. Effective March 1, 2001, the Company no longer qualifies as a “small business issuer” under Rule 12b-2 and is required to file under the application of general rules and regulations for its quarterly and annual reports.

Operating results for the three and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended February 28, 2002.

NOTE 3 — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 also requires reclassification of certain identifiable assets to a separate financial statement line to the extent they meet certain criteria. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which will become effective for the Company in March of 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in March of 2002 will eliminate charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company’s amortization of goodwill is approximately $200,000 per quarter.

NOTE 4 — Acquisitions — The results of operations of Productivity Enhancement Products acquired in Q3 2001, are included in the consolidated financial statements from the date of acquisition. Thus, the three and six month results ended August 31, 2001 include actual operating results of this acquisition. During the quarter ended August 31, 2001, the Company finalized purchase accounting resulting in a net decrease to goodwill of approximately $70,000. The following unaudited pro forma information assumes that the acquisition had occurred on the first day of the Company’s fiscal year ended February 29, 2001. The pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined enterprise.

Six months ended August 31, 2000

Net sales	$21,639,000
Net income	861,000
Net income per share:
Basic and diluted	$0.04

NOTE 5 — The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the six months ended August 31, 2001:

	Number of	Price per	Number of
	Shares	Share	Options Exercisable

Balance, February 28, 2001	2,187,000	$.94-$7.56	598,726

Granted	440,000	1.00-3.50
Exercised	(50,750)	1.00-1.50
Canceled	(110,875)	1.00-8.63

Balance, August 31, 2001	2,465,675	$.94-$7.56	902,911

NOTE 6 — The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted average number of shares outstanding, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended
	August 31,

	2001	2000

Shares used in computing basic net income per share	20,956,000	19,836,000
Dilutive effect of stock options	382,000	1,111,000

Shares used in computing diluted net income per share	21,338,000	20,947,000

	Six Months Ended
	August 31,

	2001	2000

Shares used in computing basic net income per share	20,950,000	19,612,000
Dilutive effect of stock options	226,000	1,021,000

Shares used in computing diluted net income per share	21,176,000	20,633,000

NOTE 7 — SEGMENT INFORMATION — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company engages in business activity primarily in three operating segments: the “Advanced Packaging Group” provides component packaging technology to create high-density, space-saving surface mount electronic components, the “System Design Group” provides outsourced engineering design services to aid customers in creating cost saving circuit designs and the “Value Added Manufacturing Group” provides contract manufacturing of prototype designs and medium volume production runs of circuit boards. The System Design and the Value Added Manufacturing Group do not qualify as reportable segments (neither segment has net sales greater than 10% of total company net sales) and separate information has not been provided.

Operating segment data for the three months and the six month period ended August 31, 2001 and 2000 were as follows:

	Advanced
	Packaging	Other	Eliminations	Total

Three months ended August 31, 2001
Net sales	7,634,000	567,000		8,201,000
Cost of sales	5,027,000	659,000		5,686,000
Gross profit (loss)	2,607,000	(92,000)	—	2,515,000
Six months ended August 31, 2001
Net sales	14,102,000	1,591,000	(39,000)	15,654,000
Cost of sales	9,583,000	1,381,000	(39,000)	10,925,000
Gross profit	4,519,000	210,000	—	4,730,000
Three months ended August 31, 2000
Net sales	6,666,000	539,000	—	7,205,000
Cost of sales	4,437,000	387,000	—	4,824,000
Gross profit	2,229,000	152,000	—	2,381,000
Six months ended August 31, 2000
Net sales	17,389,000	796,000	—	18,185,000
Cost of sales	12,150,000	548,000	—	12,698,000
Gross profit	5,239,000	248,000	—	5,487,000

License revenues for the three months ended August 31, 2001 and 2000 were $165,000 and $437,000, respectively and for the six months ended August 31, 2001 and 2000 were $311,000 and $851,000, respectively.

The Company had export sales (primarily to Western European customers) accounting for approximately 3% of net sales for the three months ended August 31, 2001 and 2000, and approximately 3% and 5% of net sales for the six months ended August 31, 2001 and 2000, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Net sales for the three months ended August 31, 2001 increased $996,000 or 14% compared to the quarter ended August 31, 2000. The increase in net sales for the quarter ended August 31, 2001, when compared to the comparable quarter in the prior year, was due primarily to an increase in the high-density commercial portion of the company’s business. The overall unit increase in commercial stacks shipped during the quarter increased by 66% from the comparable quarter in the prior year. Additionally, the product mix within the commercial business changed as to the relationship as between consigned material and material purchased on behalf of the customer. For the commercial high density product, the revenues of products containing the memory components we purchase on the customer’s behalf decreased to 30% of total revenues as compared to 35% from the second quarter in the prior fiscal year. In the case of products including memory we purchased on the customer’s behalf, the Company will purchase material for the commercial order and will determine the customer’s final purchase price prior to the order, in order to avoid any price volatility in the components. The price of DRAM components has also experienced a decrease in price, thereby affecting the overall gross revenue when the components are part of the overall sale. See “Forward Looking Statements.”

     Net sales for the six months ended August 31, 2001 decreased $2,531,000 or 14% compared to the comparable period ended August 31, 2000. The decrease in net sales for the six month period ended August 31, 2001, when compared to the comparable period in the prior year was due primarily to a decrease in material price of the DRAM components. The overall units in commercial stacks shipped during the six month period ended August 31, 2001 increased by 3% from the comparable six month period of the previous fiscal year. Additionally, the product mix within the commercial business changed as to the relationship as between consigned material and material purchased on behalf of the customer. For the commercial high density product, the revenue of products containing the memory components we purchased decreased to 33% of total revenue as compared to 42% from the same period in the prior fiscal year.

     Gross profit as a percentage of sales was 31% for the three month period ended August 31, 2001, as compared to 33% for the three month period ended August 31, 2000. For the six month periods ended August 31, 2001 and 2000, gross profit as a percentage of sales was 30%. The consistency in the gross margins for the six month ended August 31, 2001 can be attributed to the negative effect of lower overall revenues offset by the positive effect of lower revenues from commercial products for which we purchased the memory components. During the second quarter ended August 31, commercial orders with memory included, accounted for $2,652,000 compared to $3,327,000 in the previous year second quarter. The gross margin was slightly lower due to the fact the company had reduced some of its pricing on the service of stacking components. For the six month ended August 31, 2001, approximately $6,511,000 of commercial orders contained procured memory as compared to $8,377,000. The balance of the commercial orders had consigned memory associated with the sale.

     During the second quarter of fiscal year 2002, the Company continued its offering of commercial products and focused on those products that relate to the Company’s proprietary packaging technology. Additionally, the Company has numerous products that have been designed into industrial, defense and aerospace applications. It is unknown at this time, whether or not, there will be a change in demand for these proprietary products, due to the political unrest in the world.

     The Company believes that it has been able to define a niche for products that use a unique proprietary stacking technology and has been marketing these products to a defined market. See “Forward-Looking Statements.”

     Selling, general and administrative expenses decreased in the second quarter of fiscal year 2002 by $171,000 or 11% from the second quarter of the prior fiscal year. For the six month period in fiscal year 2002, selling general and administrative expenses decreased $59,000 or 2% from the same period in the prior fiscal year. The decrease in general and administrative expenses for the second quarter ended August 31, 2001 versus the same quarter in the prior year can be mainly attributed to a decrease in legal fees of $100,000 associated with decreased legal costs in defending the lawsuit brought by Simple Technology, Inc., and a decrease in compensation costs of $65,000. For the six month ended August 31, 2001, the majority of the decrease was attributed to a decrease in legal expenses of approximately $200,000 associated with decreased legal costs in defending the lawsuit brought by Simple Technology, Inc., and a decrease in compensation costs of $80,000 offset by increases of occupancy costs related to the acquisition of Productivity Enhancements Products, Inc in October 2000.

     Amortization of goodwill was $194,000 for the quarter ended August 31, 2001, and $388,000 for the six month period ended August 31, 2001, as compared to no expense in the prior year’s periods. The amortization is related to the acquisition of Productivity Enhancement Products, Inc. completed in the third quarter of fiscal year 2001. The current net balance of the goodwill is $ $5,173,000 and is being amortized over a seven year period.

     For the quarter ended August 31, 2001 research and development costs increased by $37,000 and increased by $33,000 for the six month period ended August 31, 2001. For the quarter ended August 31, 2001, the research and development expense represented 5.7% of net sales as compared to 6.1% of net sales from the same quarter in the previous fiscal year. For the six month period ended August 31, 2001, research and development represented 5.7% as compared to 4.7% in the same period from the prior year. The amount in absolute dollars spent on research and development has remained relatively constant year over year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies into the commercial marketplace. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See “Forward Looking Statements”.

     For the three months ended August 31, 2001, other income increased $32,000 from the same period last year and increased $800 for the six month period. These changes primarily relate to the impact of interest rates and cash reserves on interest income. The interest expense remained relatively constant for the periods.

     For the three and six months ended August 31, 2001, the Company recorded no income tax provision as available net operating loss carryforwards are expected to offset any current year income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary source of liquidity for the six month period ended August 31, 2001 was cash generated from the operations excluding the effects of payment of an acquired tax liability. Excluding this payment, the Company continued to generate cash for use in operations. The Company believes that the cash from operations will be sufficient to meet the Company’s operating cash needs for the next twelve months. Additionally, the Company has received a credit facility for three million dollars from a financial institution if the need should arise for additional working capital to support operations. The credit facility contains certain financial covenants, including minimum tangible net worth requirements. The Company was in compliance with all covenants at August 31, 2001. See “Forward-Looking Statements.”

     Net cash used in operations was approximately $217,000 during the six month period and included a $1.5 million tax payment associated with a tax liability assumed in the purchase of Productivity Enhancement Products, Inc. The offsetting non-uses of cash included depreciation and amortization of $1,101,000, a decrease in accounts receivable of $280,000 and a decrease in inventory of $858,000.

     The Company purchased for cash, approximately $283,000 in new equipment during the first six months of fiscal year 2002. The Company is expecting that it may incur additional lease debt with the acquisition of additional equipment during the next six months. The Company expects that it will not acquire more than one million dollars in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements”.

     Net cash used in financing activities was approximately $190,000 during the six months ended August 31, 2001 and principally relates to debt repayments of $256,000 offset by proceeds from stock purchases of $66,000.

FORWARD-LOOKING STATEMENTS

     Included in the Notes to Consolidated Financial Statements, this Item 2. Management’s Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain statements that do not present historical information. These forward-looking statements reflect the Company’s current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can no assurance that the Company’s financial goals or expectations will be realized. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward looking statements are discussed in greater detail in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2001 under the heading “Cautionary Statements”. Investors are cautioned against ascribing undue weight to any forward looking statements herein.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     The information is incorporated herein by reference to Form 10-KSB filed February 28, 2001. There has been no significant changes in the status of these legal proceedings.

Item 4 — Submission of Matters to a Vote of Security Holders

1.	(a) Annual Shareholders’ Meeting — August 10, 2001.

(b)	Election of Directors:	Votes For	Withheld
	Richard J. Dadamo	19,197,739	727,854
	Ted Bruce	19,007,849	917,744
	Samuel W. Tishler	19,211,227	714,366
	Gordon M Watson	19,211,419	714,174
	Richard H. Wheaton	19,205,667	719,926

(c) Approval of amendment to the Company’s 1996 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options under the plan by 2,000,000 shares and increase the number of options in the plan by 4% of the total number of outstanding shares of Common Stock each year until the end of the option plan.

Votes For	Against	Abstain
8,951,087	2,232,355	143,858

(d) Proposal to amend the Company’s Articles of Incorporation to change the name of the Company to DPAC Technologies Corp. from Dense-Pac Microsystems, Inc.

Votes For	Against	Abstain
19,475,038	353,279	97,276

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 2002 covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)

October 10, 2001	/s/ Ted Bruce

Date	Ted Bruce, Chief Executive Officer

October 10, 2001	/s/ William M. Stowell

Date	William M. Stowell, Chief Financial Officer