Form 10-Q
period 2001-11-30
DPAC TECHNOLOGIES CORP
filed 2002-01-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One )

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant Issuer as Specified in Its Charter)

CALIFORNIA	33-0033759
( State or other Jurisdiction of Incorporation or Organization)	( IRS Employer Identification No.)

7321 LINCOLN WAY
GARDEN GROVE, CALIFORNIA 92841
( Address of Principal Executive Offices )
(714) 898-0007
Issuer’s Telephone Number, Including Area Code

Dense-Pac Microsystems, Inc.
( Former Name, Former Address and Former Fiscal Year
if Changed Since Last Report )

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]                NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of common stock, no par value, outstanding as of January 10, 2002 was 20,924,374.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.
Consolidated Balance Sheets

	November 30,	February 28,
	2001	2001

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,638,419	$5,346,525
Accounts receivable, net	3,428,550	3,300,702
Inventories, net	1,203,117	1,444,063
Other current assets	288,761	281,504

Total current assets	10,558,847	10,372,794
Property, net	4,892,426	5,380,800
Goodwill, net	4,977,921	5,630,944
Other assets	375,789	378,565

	$20,804,983	$21,763,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$506,121	$456,683
Accounts payable	1,705,674	1,153,548
Income taxes payable	—	1,545,649
Accrued compensation	456,204	551,623
Other accrued liabilities	306,595	684,540
Deferred revenue	—	363,000

Total current liabilities	2,974,594	4,755,043
Long-term debt, net of current portion	527,709	786,828
Stockholders’ equity
Common stock	24,770,733	24,871,477
Accumulated deficit	(7,468,053)	(8,650,245)

Total stockholders’ equity	17,302,680	16,221,232

	$20,804,983	$21,763,103

See accompanying notes to condensed consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Operations
( Unaudited )

	For the quarter ended:		For the nine months ended:
	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000

NET SALES	$6,260,637	$9,649,326	$21,915,100	$27,834,477
COST OF SALES	3,892,869	6,842,403	14,817,637	19,540,254

GROSS PROFIT	2,367,768	2,806,923	7,097,463	8,294,223
COSTS AND EXPENSES:
Selling, general and administrative	1,112,238	1,554,432	4,028,225	4,530,033
Amortization of goodwill	195,000	66,024	582,939	66,024
Research and development	460,877	397,392	1,352,332	1,256,336

Total costs and expenses	1,768,115	2,017,848	5,963,496	5,852,393
INCOME FROM OPERATIONS	599,653	789,075	1,133,967	2,441,830

OTHER INCOME:
Interest income	42,868	72,624	151,274	181,971
Interest expense	(32,386)	(24,008)	(103,049)	(94,421)
Gain on sale of TypeHaus assets	—	16,998	—	16,998

Total other income	10,482	65,614	48,225	104,548
INCOME BEFORE INCOME TAX PROVISION	610,135	854,689	1,182,192	2,546,378
INCOME TAX PROVISION	—	2,000	—	55,000

NET INCOME	$610,135	$852,689	$1,182,192	$2,491,378

NET INCOME PER SHARE:
Basic	$0.03	$0.04	$0.06	$0.13

Diluted	$0.03	$0.04	$0.06	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,934,041	20,261,036	20,945,056	19,828,373

Diluted	21,176,764	20,436,622	21,198,168	20,597,218

See accompanying notes to condensed consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30,	November 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,182,192	$2,491,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of TypeHaus assets	—	(16,998)
Depreciation and amortization	1,676,372	1,158,097
Amortization of unearned compensation	—	110,376
Changes in operating assets and liabilities (net of effects of acquisition and disposition):
Accounts receivable	(127,848)	1,086,479
Inventories	240,945	326,028
Other current assets	(4,481)	(10,166)
Accounts payable	552,127	(722,972)
Accrued compensation	(95,419)	(432,986)
Other accrued liabilities	(377,945)	(207,699)
Deferred revenue	(363,000)	(375,000)

Net cash provided by operating activities:	2,682,943	3,406,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(417,840)	(393,413)
Proceeds from sale of TypeHaus assets	—	25,000
Cash paid for acquisition, net of cash acquired	—	(525,348)
Acquired income tax obligation	(1,545,649)	—

Net cash (used by) investing activities:	(1,963,489)	(893,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt	(387,661)	(557,849)
Proceeds from issuance of common stock	66,589	861,045
Repurchase of common stock	(106,488)	—

Net cash used in financing activities	(427,560)	303,196

NET INCREASE IN CASH	291,894	2,815,972
CASH, BEGINNING OF YEAR	5,346,525	2,949,562

CASH, END OF PERIOD	$5,638,419	$5,765,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$103,049	$94,421

Income taxes paid	$1,545,000	$63,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$177,980	$—

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DPAC Technologies Corp.(formerly Dense-Pac Microsystems), including its wholly owned subsidiary (collectively called “we,” “us,” “DPAC” or the “Company”), is a technology company that provides products and services for the Integration Age. DPAC was founded in 1982 and provides component packaging technology to create high-density, space saving surface mount electronic components. The Company also provides engineering design services to its customers, helping them realize cost-savings through improved circuitry designs. DPAC also provides design and manufacturing capability for ceramic and plastic high-density, high-reliability memory modules. The Company also offers manufacturing services for value-added circuit boards and assemblies. DPAC’s products are used in network servers, workstations, computer storage devices, medical and communication devices, as well as high-reliability electronics in the industrial, defense and aerospace industries. DPAC is ISO 9001 compliant. The DPAC Web site is at www. DPACtech.com

NOTE 2 — Basis of Presentation — The accompanying unaudited interim consolidated financial statements of DPAC as of November 30, 2001 and for the three and nine months ended November 30, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed-year financial statements.

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual report on Form 10-KSB for the year ended February 28, 2001. Effective March 1, 2001, the Company no longer qualifies as a “small business issuer” under Rule 12b-2 and is required to file under the application of Regulation S-K for its quarterly and annual reports.

Operating results for the three and nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2002.

NOTE 3 —Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 also requires reclassification of certain identifiable assets to a separate financial statement line to the extent they meet certain criteria. At this time, the Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which will become effective for the Company in March 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in March 2002 will eliminate charges to operations for goodwill amortization and require employment of a method for determining impairment at least on an annual basis. The effect on the financial statements has not been determined. Currently, the Company’s amortization of goodwill is approximately $200,000 per quarter.

NOTE 4 — Acquisitions — The results of operations of Productivity Enhancement Products, Inc. acquired in the third quarter of fiscal year 2002, are included in the consolidated financial statements from the date of acquisition. The following unaudited pro forma information assumes that the acquisition had occurred on the first day of the Company’s fiscal year ended February 28, 2001. The pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined enterprise.

Nine months ended November 30, 2000
Net sales	$33,256,000
Net income	$1,412,000
Net income per share:
Basic and diluted	$0.06

NOTE 5 — The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the nine months ended November 30, 2001:

	Number of	Price per	Number of
	Shares	Share	Options Exercisable

Balance, February 28, 2001	2,187,000	$.94-$7.56	598,726

Granted	612,500	1.00-3.50
Exercised	(50,750)	1.00-1.50
Canceled	(154,875)	1.00-8.63

Balance, November 30, 2001	2,593,875	$.94-$7.56	1,040,286

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculations: (000’s)

Three months ended	November 30,
	2001	2000

Shares used in computing basic net income per share	20,934	20,261
Dilutive effect of stock options	243	176

Shares used in computing diluted net income per share	21,177	20,437

Nine Months Ended	November 30,
	2001	2000

Shares used in computing basic net income per share	20,945	19,828
Dilutive effect of stock options	253	769

Shares used in computing diluted net income per share	21,198	20,597

NOTE 7- SEGMENT INFORMATION — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Subsequent to the acquisition of Productivity Enhancement Products in fiscal 2001, the Company began reporting results under three operating segments, the “Advanced Packaging Group”, the “System Design Group” and the “Value Added Manufacturing Group” based on the structure of the two companies and the operating reports reviewed and used by the Company’s CEO at that time. As the Company integrated PEP during fiscal 2002, the personnel, facilities, accounting systems, and overhead structures were combined with DPAC. The initially identified operating segments also began to combine and share resources, including facilities, management, and sales, production, and development personnel. As a result, the Company has discontinued the preparation of separate financial information for the three segments and Company’s CEO is now reviewing financial information and making operational decisions based upon the Company as a whole. Due to these changes, the Company combined the previously reported three operating segments into single operating segment as of November 30, 2001 and expects such reporting structure to continue in future periods.

The Company had export sales (primarily to Western European customers) accounting for approximately 9% and 2% of net sales for the three months ended November 30, 2001 and 2000, respectively, and approximately 4% and 3% of net sales for the nine months ended November 30, 2001 and 2000, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Included in the Notes to Consolidated Financial Statements, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements, which reflect the Company’s current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company’s financial goals or expectations will be realized. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Some of these factors include demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed in greater detail in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001 under the heading “Cautionary Statements”. Such Cautionary Statements are incorporated herein by this reference. Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere.

RESULTS OF OPERATIONS

     Net sales for the three months ended November 30, 2001 decreased $3,389,000 or 35% compared to the quarter ended November 30, 2000. The decrease in net sales for the quarter ended November 30, 2001, when compared to the same quarter in the prior year, was primarily due to the decrease in value of the memory content we purchased. This decrease was caused by the rapid decline in DRAM component prices experienced throughout the current fiscal year as well as a reduction in the percentage of orders containing purchased memory components opposed to consigned memory from the customer. For the commercial high-density product, the revenues of products containing the memory components we purchase on the customer’s behalf decreased to 33% of total revenues as compared to 45% from the third quarter in the prior fiscal year. In cases where the memory components are included in sales of products, the Company will purchase material for the commercial order and will determine the final sales price thereof, in order to avoid any price volatility in the components. See “Forward-Looking Statements.”

     Additionally, the overall revenue created from the stacking of memory decreased as competitive pricing pressures increased, resulting in a reduction of sales price by approximately 15% to 20% from the comparable quarter in the prior year. The number of units of commercial stacks shipped during the quarter ended November 30, 2001 increased by 84% from the comparable quarter in the prior year.

     Net sales for the nine months ended November 30, 2001 decreased $5,919,000 or 21% compared to the comparable period ended November 30, 2000. The decrease in net sales for the nine-month period ended November 30, 2001, when compared to the comparable period in the prior year was due primarily to the decline in the material price of the DRAM components. For the commercial high-density product, the revenue of products containing memory components we purchased decreased to 39% of total revenue as compared to 46% in the same period in the prior fiscal year. Additionally, the overall revenue created from the stacking of memory decreased as competitive pricing pressures increased, resulting in a reduction of sales price by approximately 10% to 15% from the comparable period in the prior year. The overall units in commercial stacks shipped during the nine-month period ended November 30, 2001 increased by 25% from the comparable nine-month period of the previous fiscal year. Additionally, the product mix within the commercial business changed as to the relationship between consigned material and material purchased on behalf of the customer.

     Gross profit as a percentage of sales was 38% for the three-month period ended November 30, 2001, as compared to 29% for the three-month period ended November 30, 2000. For the nine-month periods ended November 30, 2001 and 2000, gross profit as a percentage of sales was 32% and 30% respectively. The increase in the gross margins for the three and nine month periods ended November 30, 2001 can be attributed to the decreased percentage of revenues from commercial products for which we purchased the memory components, partially offset by competitive pressure on pricing. During the third quarter ended November 30, commercial orders with memory included, accounted for $2,066,000 compared to $4,388,000 in the comparable period of the previous year. For the nine months ended November 30, 2001, approximately $8,577,000 of commercial orders contained procured memory as compared to $12,765,000 in the comparable period of the previous year. The balance of the commercial orders had consigned memory associated with the sale.

     The Company believes that it has been able to define a niche for products that use a unique proprietary stacking technology and has been marketing these products to a defined market. During the third quarter of fiscal year 2002, the Company continued its offering of commercial products and focused on those products that relate to the Company’s proprietary packaging technology. Additionally, the Company has numerous products that have been designed into industrial, defense and aerospace applications. It is unknown at this time whether or not there will be a change in demand for these proprietary products. See “Forward-Looking Statements.”

     Selling, general and administrative expenses decreased in the third quarter of fiscal year 2002 by $442,000 or 28% from the third quarter of the prior fiscal year. For the nine-month period in fiscal year 2002, selling general and administrative expenses decreased $502,000 or 11% from the same period in the prior fiscal year. The decrease in general and administrative expenses for the third quarter and nine-month period ended November 30, 2001 versus the same periods in the prior year can be mainly attributed to the consolidation of the facility obtained during the previous year’s acquisition into the Garden Grove facility, eliminating or reducing redundant expenses. Additionally, the TypeHaus subsidiary was sold at the end of the third quarter of 2001, eliminating the associated general and administrative expenses. Legal fees associated with defending the lawsuit brought by SimpleTech, Inc., decreased by $235,000 for the nine-month period.

     Amortization of goodwill was $195,000 for the three months ended November 30, 2001, and $66,000 for the three months ended November 30, 2000. For the nine months ended November 30, 2001 and 2000, amortization of goodwill was $583,000 and $66,000 respectively. The amortization is related to the acquisition of Productivity Enhancement Products, Inc. completed in the third quarter of fiscal year 2001. The current net balance of the goodwill is $4,978,000 and is being amortized over a seven-year period. See “NOTE 3” to the Financial Statements included in this Report.

     Research and development costs increased by $63,000 and $96,000 for the quarter and nine-month periods ended November 30, 2001, respectively. For the quarter ended November 30, 2001, the research and development expense represented 7.3% of net sales as compared to 4.1% of net sales from the same quarter in the previous fiscal year. For the nine-month period ended November 30, 2001, research and development represented 6.2% of net sales as compared to 4.5% in the same period of the prior year. The amount in absolute dollars spent on research and development has remained relatively constant year over year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See “Forward-Looking Statements”.

     For the three months ended November 30, 2001, interest income decreased $30,000 from the same period last year and decreased $31,000 for the nine-month period. These changes primarily relate to the impact of interest rates and cash reserves. Interest expense decreased slightly for the same periods.

     For the three and nine months ended November 30, 2001, the Company recorded no income tax provision as available net operating loss carryforwards are expected to offset any current year income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary source of liquidity for the nine-month period ended November 30, 2001 was from cash generated from operations. The Company believes that the cash from operations will be sufficient to meet the Company’s operating cash needs for the next twelve months. Additionally, the Company has available at November 30, 2001a credit facility for three million dollars from a financial institution, which we can utilize if the need should arise for additional working capital to support operations. The credit facility contains certain financial covenants, including minimum tangible net worth requirements. The Company was in compliance with all covenants at November 30, 2001. See “Forward-Looking Statements.”

     Net cash provided by operations was approximately $2,683,000 during the nine-month period consisting of net income plus depreciation and amortization offset by changes in operating assets and liabilities.

     The Company purchased for cash approximately $418,000 in new equipment during the first nine months of fiscal year 2002. The Company is expecting that it may incur additional lease debt with the acquisition of additional equipment during the next six months. The Company expects that it will not acquire more than one million dollars in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements”. The Company also paid a $1.5 million tax liability assumed in the Productivity Enhancement Products acquisition.

     Net cash used in financing activities was approximately $428,000 during the nine months ended November 30, 2001 and principally relates to debt repayments of $388,000, repurchase of common stock of $106,000, offset by proceeds from stock issuance of $67,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company invests excess cash in money market funds. Money market funds do not have maturity dates and do not present a material market risk. For the three-month period covered by this Report, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

PART II — OTHER INFORMATION

     Item 1 — Legal Proceedings

     The information is incorporated herein by reference to Form 10-KSB filed May 25, 2001. There have been no significant changes in the status of these legal proceedings.

     Item 6 — Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1      Cautionary Statements are incorporated by reference to pages 17 through 23, inclusive, of the Registrant’s Form 10-KSB filed May 25, 2001 with the Securities and Exchange Commission.

(b)	Reports on Form 8-K — No reports on Form 8-K were filed during the third quarter of fiscal year 2002 covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

January 14, 2002	By:	/s/ Ted Bruce

Date	Ted Bruce, Chief Executive Officer

January 14, 2002	By:	/s/ William M. Stowell

Date	William M. Stowell, Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

99.1	Cautionary Statements