Form 10-K
period 2002-02-28
DPAC TECHNOLOGIES CORP
filed 2002-05-28
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number: 0-14843

DPAC TECHNOLOGIES CORP.
(Name of Small Business Issuer in its Charter)

California (State or other jurisdiction of incorporation or organization)	33-0033759 (I.R.S. Employer Identification No.)
7321 Lincoln Way Garden Grove, California (Address of principal executive offices)	92841 (Zip Code)

Issuer's telephone number, including area code:    (714) 898-0007

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:    Common Stock

        Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☒    NO ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        The Issuer's revenues for its most recent fiscal year were $30,505,000. The aggregate market value of the Issuer's Common Stock, no par value, held by non-affiliates of the Issuer on April 30, 2002 (based on closing price per share on that date as reported on NASDAQ), was $55,991,000.

        Number of shares of Issuer's Common Stock outstanding at April 30, 2002: 21,044,029 shares

Documents Incorporated By Reference

        Portions of the registrant's Definitive Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended February 28, 2002

I N D E X

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

ITEM 1:    DESCRIPTION OF BUSINESS

General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we" "us" "DPAC" or the "Company") is a technology company that provides patented component packaging technology to create high-density, space-saving surface mount electronic components. High-density design and manufacturing allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, Dense-Pac Microsystems, Inc stockholders voted in favor of changing the Company name to DPAC Technologies Corp. Our web site is at www.DPACtech.com. The information on our website is not part of this report.

        Our products are designed to improve performance and reliability at the system level by reducing space, cost, weight and power requirements. In our commercial business we receive consigned memory or we will purchase memory under fixed terms from a variety of manufacturers, and we incorporate the devices into high-density products utilizing the latest process technology and our advanced package designs. Our products range from monolithic semiconductors to patented, high density, three-dimensional plastic or ceramic memory products.

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

        We offer a custom product line of ceramic and plastic memory custom modules with a variety of capabilities to meet market requirements. Our standard memory custom modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of our products, prices range from less than $5 for commercial custom modules to over five thousand dollars for high-end military specification custom modules.

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

        We are able to offer customers leading edge memory products by packaging the highest memory chips that are commercially available. Future generations of this technology could produce even greater memory configurations on a standard circuit board configuration. Because of the rapid technological advances in the semiconductor industry, however, our products are subject to obsolescence or price erosion as new chips with the same or greater density as our custom modules are continuously introduced. This results in our products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

        On October 26, 2000, we acquired all of the outstanding common stock of Productivity Enhancement Products, Inc. (PEP). The acquisition was accounted for as a purchase and resulted in goodwill of $5,881,000. In September 2001, the legal corporate entity of PEP was dissolved and the assets and related liabilities were transferred to DPAC. The PEP entity was then integrated with the DPAC engineering department and now offers products within system design services of DPAC. Goodwill in the amount of $1,028,000 has been amortized from the purchase date through February 28, 2002, on a straight-line basis over 7 years. Effective March 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets and will no longer amortize goodwill related to the acquisition.

        On November 3, 2000, we sold certain assets of our wholly-owned subsidiary, TypeHaus, Inc., to the previous management of TypeHaus. Although we have completely exited the TypeHaus business, we retained ownership of the corporate entity, which retained the cash, accounts receivable and accounts payable. The name of TypeHaus, Inc. was also sold in the transaction. The Company incurred a loss associated with this transaction of $77,027 which included $80,000 of stock compensation expense associated with an acceleration of vesting on certain stock options.

Business Strategy

        Our principal business objective is to be a recognized leader in the specialty electronics markets by supplying high value products and services using unique technologies, processes and expertise. As technical experts, we enable our customers to develop and maintain a position of leadership. We are market directed to leverage our core competencies in technologies, processes and expertise by providing exceptional customer service. Three-dimensional products incorporating ceramic and plastic devices have only recently been introduced to the industry as an alternative to increase the efficiency, density and integrated circuit capability of existing technology. Some of the elements of our business strategy include:

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

        OFFER COST-EFFECTIVE SOLUTIONS. Our stackable product emulators utilize technology to reduce the size and cost of comparable two-dimensional technology. We believe that by using three-dimensional technology, customers can increase the efficiency, density and memory capability of their products. Many of DPAC's new products have the same pin configuration or "footprint" (space on the printed circuit board) thereby reducing the need for the customer to re-engineer boards as new, denser semiconductors become available.

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

        During the fiscal year 1998, we introduced several new products designed around the patented stacking process. The technology was known as "M-Densus", and is currently being call "L-P Stack™". The L-P Stack is a family of interchangeable memory stacks that, regardless of their density or size, can fit inside the same space, or footprint, on the memory board. The L-P Stack enables design engineers to upgrade TSOP (thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. We had also introduced several other high-density products, applicable to the military market and the commercial market. The Company determined that in most instances, the customer would provide the memory for the stacking application or a set price of the memory would be determined prior to acceptance of the order, in order to reduce the potential exposure of market fluctuations on the DRAM component of our product pricing. We identified the commercial stacking of unique patented memory devices as our product niche.

        The commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high density applications. These could include high-end workstations, network servers, solid state disk and data markets, Internet applications, electronic organizers, portable computers and memory intensive software applications such as video on demand, computer automated design, multimedia and special effects. For example, high-end workstations produced by Sun Microsystems, IBM, Hewlett Packard, Digital and Compaq have the need for increased density.

        The commercial plastic stacking products also have the capability to combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors, to improve performance and versatility. We introduced our most recent version of the technology in fiscal year 2002 as the "System Stack™".

Standard Products

        We offer a standard product line of ceramic custom modules, plastic memory stacks and custom modules with a variety of capabilities to meet market requirements. Our standard memory custom modules incorporate SRAM, EPROM, EEPROM, including flash technology, and DRAM. We also offer commercial products for military applications, known as "commercial-off-the-shelf" (COTS). Due to the various configurations and applications of our products, prices range from less than $5 for commercial custom modules to over two thousand dollars for high-end military specification custom modules.

Custom Design Capabilities

        Many of our customers require product packaging which meets specialized density, size and performance standards. Accordingly, an important aspect of our business is the ability to custom design and manufacture custom modules to meet a customer's specifications. As part of our new business strategy, we intend to create a specially designated design team to custom develop and quickly deliver prototype products to customers. In most cases, we intend to retain ownership of the custom designs for prototype products and therefore to be able to offer such designs to other customers as standard products. Thus, our custom design capabilities also are expected to provide us with an ongoing source of new standard products.

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

        A majority of our technology and processes are covered with existing patent or patent applications. We currently have 11 patents covering products and processes. Our ceramic stacking technology is covered by a U.S. patent, that expires in 2007. DPAC applied for 22 U.S. and foreign patents for the year ended February 28, 2002. This compares to 11 patent filings in the prior fiscal year. These patents may not afford our products any competitive advantage. Our patents may be challenged or circumvented by third parties. Patents issued to others have adversely affected the development or commercialization of our products. See the discussion in Item 3, relating to legal proceedings involving the defense of our patents.

        The patents pending cover new areas such as processes in automating the manufacture of high-density commercial product and a new ball grid array stacking technology. To try to protect our intellectual properties, we intend to continue to pursue patents on our processes and technologies. Simultaneously, as an integral part of our strategic plan, we may create new business opportunities through the licensing of these patents.

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

        Research and development expenses were approximately $1,878,000, $1,641,000 and $1,278,000 in fiscal years 2002, 2001 and 2000, respectively.

Marketing and Customers

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

        In fiscal year 2002, approximately 12% of our sales were export sales, primarily to Western Europe as compared to 4% in fiscal year 2001. Foreign sales are made in U.S. dollars. The increase was due primarily to the addition of a significant new customer during fiscal year 2002.

Manufacturing and Supplies

        The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. Either we or our customer purchases packaged and/or un-packaged parts from various semiconductor vendors, depending on the customer's requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. We have these unpackaged chips packaged in LCCs by an assembly house. We then perform final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

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

        Our manufacturing capacity has been significantly increased by the purchase of three automated commercial lines which are currently adequate to support large volume production. If we require additional production facilities, we believe that our licensees will have short-term capacity to produce finished products until we should be able to set up additional production lines in-house.

License Agreements

        A portion of our revenue is generated from license agreements that we have entered into with various customers. These agreements provide for the payment of royalties to us based on using DPAC's technology or the right to sell determined products into the marketplace. During fiscal year 2002, royalty revenue represented approximately 2% of total revenues as compared to 4% in fiscal year 2001 and 3% in fiscal year 2000.

Defense-Related Subcontracts

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

Competition

        We do not generally compete with chip manufacturers who focus on the lowest cost consumer markets to keep volumes high. Instead, we focus on defined markets where the customer's requirements allow us to utilize our engineering and packaging skills to maintain a high value added content. Our direct competition in the commercial market will include Staktek, Amkor and smaller niche companies. For industrial, defense and aerospace, we will compete with companies such as White Electronics and AeroFlex Semiconductor.

        The principal competitive factors in the memory module market include product reliability, product performance characteristics, the ability to meet the customer's product needs and delivery requirements, and price. DPAC believes it competes favorably with respect to all of these factors. Our commercial business is characterized by more intense competition, with the most important factors being price and the ability to meet short development and delivery schedules. Many of DPAC's competitors have greater financial, technical and personnel resources than DPAC.

Environmental Matters

        We are not aware of any claims or investigations related to environmental matters that have materially affected or are expected to materially affect our business.

Employees

        At April 30, 2002, we had 111 full-time employees, of which 21 were engaged in engineering, 57 in manufacturing, production and testing, 8 in quality assurance, 10 in marketing/sales and 15 in management and administration. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2:    DESCRIPTION OF PROPERTY

        Our executive offices and manufacturing facilities consist of 37,060 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2004 and provides for an effective monthly rent of $32,778.

        We also lease a facility in Laguna Hills, California, which consists of 12,886 square feet in an industrial park. The lease expires August 15, 2003 and provides for an effective monthly rate of $17,396. A portion of the facility is currently sub let to a third party, and we are currently evaluating subleasing the remainder of the facility until the expiration of the lease due to the consolidation of functions into the Garden Grove facility.

ITEM 3:    LEGAL PROCEEDINGS

        On September 23, 1998, DPAC Technologies Corp. was served with a complaint from SimpleTech (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Santa Ana Division alleging that DPAC's stacking technology infringed on a SimpleTech stacking patent. On October 23, 1998, DPAC filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC's earlier issued patent.

        On April 11, 2000, DPAC Microsystems filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

        On February 8, 2001, the U.S. district Court for the Central District ruled that SimpleTech did not infringe DPAC's patent. On March 29, 2001, the U.S. District Court for the Central District of

California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability. As part of the ruling DPAC was awarded court costs. On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002 the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower courts ruling that DPAC did not infringe on the SimpleTech patent.

        On February 21, 2001, DPAC Technologies Corp. was served with a new complaint from SimpleTech, filed in U.S. District Court for the Central District of California for an undetermined amount, alleging that DPAC's stacking technology infringes on SimpleTech's reissued stacking patent. DPAC intends to vigorously defend itself against these charges. The ultimate outcome or any resulting potential loss is not presently determinable.

        Additionally, we are involved from time to time in a variety of legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any currently pending legal matters will have a material adverse effect on the Company.

        Litigation is expensive and demands time and attention of management, whether ultimately successful or not. Litigation often involves complex issues of procedure and substance, making outcome uncertain. Establishing proprietary rights in a competitive technological environment may be difficult and may require litigation, resulting in attendant costs, and such efforts may be unsuccessful. Parties in litigations with us may have greater economic resources than the Company has and may be able to more easily bear lengthy or extended proceedings, including appeals.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock trades on the Nasdaq National Stock Market under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq National Market as reported by Nasdaq.

	High	Low
Fiscal Year ended February 29, 2001:
Quarter Ended
May 31, 2000	9.50	5.69
August 31, 2000	16.88	5.25
November 30, 2000	7.38	2.59
February 28, 2001	3.63	2.00

Fiscal Year ended February 28, 2002:
Quarter Ended
May 31, 2001	2.13	1.53
August 31, 2001	3.21	1.85
November 30, 2001	2.36	1.77
February 28, 2002	4.34	2.12

        As of April 30, 2002, there were approximately 9,300 registered shareholders and beneficial shareholders. The last reported sale price for our common stock was $3.03 on April 30, 2002.

        We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

        Equity Compensation Plan Information

        Our shareholders have approved all compensation plans under which DPAC's Common Stock is reserved for issuance. The following table provides summary information as of February 28, 2002 for all equity compensation plans of DPAC.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	No. of Shares of Common Stock Remaining Available for future Issuance under the Equity Compensation Plans (excluding shares reflected in column 1)
Equity Compensation Plans Approved by Shareholders	2,579,520	$3.20	3,440,965
Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	2,579,520	$3.20	3,440,965

ITEM 6:    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statement of operations data for the years ended February 29, 2000 and February 28, 2001 and 2002, and the consolidated balance sheet data at February 28, 2001 and 2002, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated data presented below for the years ended February 28, 1998 and 1999, and at February 28, 1998 and 1999 and February 29, 2000, are derived from audited consolidated financial statements that are not included in the Report.

	Year Ended February 28,
Selected statement of operations data:
	1998	1999	2000	2001	2002
NET SALES	$13,463,560	$12,603,791	$27,459,614	$35,823,138	$30,504,506
COST OF SALES	10,612,912	11,318,516	18,181,463	25,655,665	20,417,123
GROSS PROFIT	2,850,648	1,285,275	9,278,151	10,167,473	10,087,383
COSTS AND EXPENSES:
Selling, general and administrative	3,474,984	3,414,005	5,263,039	6,530,904	5,512,566
Research and development	1,286,808	1,047,249	1,277,701	1,640,929	1,877,900
Goodwill amortization	—	—	—	250,095	777,938
Write-off of property	—	372,447	—	—	—

Total costs and expenses	4,761,792	4,833,701	6,540,740	8,421,928	8,168,404
INCOME (LOSS) FROM OPERATIONS	(1,911,144)	(3,548,426)	2,737,411	1,745,545	1,918,979
OTHER INCOME (EXPENSE)
Interest income	123,408	79,430	65,797	269,671	181,356
Interest expense	(170,657)	(166,270)	(215,835)	(113,590)	(139,840)
Loss on sale of assets	—	—	—	(77,027)	—

Total other income (expense)	(47,249)	(86,840)	(150,038)	79,054	41,516
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,958,393)	(3,635,266)	2,587,373	1,824,599	1,960,495
INCOME TAX PROVISION	1,600	2,400	22,800	2,400	2,400

NET INCOME (LOSS)	(1,959,993)	(3,637,666)	2,564,573	1,822,199	1,958,095

NET INCOME (LOSS) PER SHARE:
Basic	$(0.11)	$(0.20)	$0.14	$0.09	$0.09
Diluted	$(0.11)	$(0.20)	$0.13	$0.09	$0.09
WEIGHTED AVG. SHARES OUTSTANDING:
Basic	17,239,611	17,802,483	18,773,138	20,101,515	20,951,186
Diluted	17,239,611	17,802,483	19,974,857	21,138,414	21,297,925
	February 28,
Selected balance sheet data:
	1998	1999	2000	2001	2002
Cash and cash equivalents	$3,626,388	$1,273,887	$2,949,562	$5,346,525	$6,258,836
Working capital	5,805,727	3,290,738	4,865,083	5,617,751	8,866,093
Total assets	12,239,523	10,279,380	14,123,954	21,763,103	21,341,353
Long-term debt	597,095	269,157	1,263,544	786,828	421,176
Total shareholders' equity	$7,622,787	$4,507,250	$9,450,534	$16,221,232	$18,176,050

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Significant Accounting policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition

        DPAC recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. While such returns have historically been insignificant and within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

  Accounts Receivable

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, which could adversely affect our operating results.

  Inventories

        We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

  Goodwill

        We record goodwill arising from acquisitions as the excess of the purchase price over the fair value of assets acquired and have been amortizing goodwill over a useful life of seven years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other Intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for future impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provision of the statement on March 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $780,000. In addition, future impairment reviews may result in charges against earnings to write down the value of goodwill.

  Deferred Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We currently maintain a full valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. We continue to weigh evidence throughout each year to assess the reasonableness of the valuation allowance. If we determine that a full valuation allowance is no longer appropriate we would be required to decrease the valuation allowance against all or a significant portion of our deferred tax assets, which would result in a one-time favorable impact on net income and then result in a normal effective tax rate in the future which could affect our net income.

Results of Operations

        The following table summarized DPAC's results of operations as a percentage of net sales for the three fiscal years ended February 28, 2002.

	As a Percentage of Net Sales Fiscal Years Ended February 28,
	2000	2001	2002
NET SALES	100.0%	100.0%	100.0%
TOTAL COST OF SALES	66.2%	71.6%	66.9%
GROSS PROFIT	33.8%	28.4%	33.1%
COSTS AND EXPENSES:
Selling, general and administrative	19.2%	18.2%	18.1%
Research and development	4.7%	4.6%	6.2%
Goodwill amortization	0.0%	0.7%	2.6%

Total costs and expenses	23.8%	23.5%	26.8%
INCOME FROM OPERATIONS	10.0%	4.9%	6.3%
OTHER INCOME (EXPENSE)	-0.5%	0.2%	0.1%
INCOME BEFORE INCOME TAX PROVISION	9.4%	5.1%	6.4%
INCOME TAX PROVISION	0.1%	0.0%	0.0%

NET INCOME	9.3%	5.1%	6.4%

  Fiscal Year 2002 Compared to Fiscal Year 2001

        Fiscal year 2002 net sales of $30,505,000 decreased by $5,318,000 or 15% from fiscal year 2001 net sales of $35,823,000, primarily due to the decrease in value of the memory content we purchased on behalf of certain customers and included in the related sales. This decrease was caused by the significant decline in DRAM component prices experienced throughout fiscal year 2002 and was partially offset by the increased unit volume of commercial stacks shipped during the year. For the commercial high-density product, the revenues for products containing the memory components we purchased decreased to 40% of total revenues as compared to 45% for the prior fiscal year. The purchased memory had an established contract price, and therefore did not expose DPAC to price volatility risks for memory components.

        The unit quantity of commercial stacks shipped during the year increased by 48% over the previous fiscal year, offset by a decrease in the average selling price of approximately 20% for commercial stacking services. Exclusive of memory content, this resulted in a net increase in commercial stacking revenues of $2,047,000 or 17% in fiscal year 2002 over fiscal year 2001. Royalty revenues deceased by $896,000 during fiscal year 2002.

        We sold substantially all of the assets of a wholly owned subsidiary, TypeHaus, in November 2000. TypeHaus generated zero revenues for fiscal year 2002 as compared to $1,012,000, or 3% of revenues for fiscal year 2001.

        Export sales represented 12% of total revenue for fiscal year 2002 as compared to 4% of revenue for fiscal year 2001, as a new European customer accepted our commercial stacking technology.

        Cost of sales for fiscal year 2002 was $20,417,000 or 67% of sales, as compared to $25,656,000 or 72% for fiscal year 2001. The decrease in cost of sales percent is directly related to the decreased percentage of revenues from commercial products for which we purchased the memory components. The cost of purchased memory is passed through to the customer, but does not contain a significant profit element. Thus, while there is not an impact on total margin, the gross margin percent is impacted by purchased memory content. For fiscal year 2002, approximately $12,339,000 of commercial orders contained procured memory as compared to $16,060,000 for fiscal year 2001. The balance of the commercial orders had consigned memory associated with the sale.

        Selling, general and administrative (SG&A) expense decreased by $1,018,000 or 15% in fiscal year 2002 to $5,513,000 from $6,531,000 in fiscal year 2001. SG&A expense, as a percentage of net sales was 18% in both fiscal years. The decrease in dollar amount is primarily attributed to the reduction in legal expenses associated with defending and prosecuting a patent infringement lawsuit by $550,000 (See related discussion on the patent litigation) and the consolidation of the facility, obtained from the previous year's acquisition, into the Garden Grove facility during the third quarter of fiscal year 2002. Additionally, the TypeHaus subsidiary was sold at the end of the third quarter of 2001, eliminating the associated general and administrative expenses.

        Amortization of goodwill was $778,000 in fiscal year 2002 and $250,000 in fiscal year 2001. The increase represents amortization associated with the PEP acquisition, which was consummated in the third quarter of fiscal year 2001.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company will adopt the provisions of SFAS 142 on March 1, 2002. As a result, the Company will cease amortization of goodwill, reducing annual amortization expense by approximately $780,000.

        Research and development expense was $1,878,000, or 6% of net sales, in fiscal year 2002 and $1,641,000, or 5% of net sales in fiscal year 2001. This represents an increase of $237,000 or 14% in fiscal year 2002 from fiscal year 2001. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-looking Statements".

        Interest expense increased $26,000 or 23% from $114,000 in fiscal year 2001 to $140,000 in fiscal year 2002, due to the interest rates on outstanding capital leases. Interest income decreased by $89,000 or 33% from $270,000 in fiscal year 2001 to $181,000 in fiscal year 2002, due to the decline in interest rates that we were able to earn on our short term investments. Other expense in fiscal year 2001 of $77,000 relates to the loss on disposal of TypeHaus.

  Fiscal Year 2001 Compared to Fiscal Year 2000.

        Fiscal year 2001 net sales of $35,823,000 increased by $8,363,000 (30%) from fiscal year 2000 sales of $27,460,000 primarily due to fewer customers supplying the memory to be used in manufacturing the related products, which increased the cost of the manufactured products and the related sales prices. The actual quantity of commercial stacks shipped during the year decreased by 17% from the quantity of stacks shipped in the previous fiscal year. The industrial, defense and aerospace portion of the business remained flat in absolute dollars, but decreased as a percentage of the overall business revenue total net sales. Our industrial, defense and aerospace business will continue to be subject to risks affecting the defense industry, including changes in government appropriations and changes in national defense policies and priorities. PEP contributed approximately $2,123,000 in net sales since the acquisition date.

        Export sales represented 4% of total revenue for fiscal year 2001 as compared to 5% of revenue for fiscal year 2000.

        We sold substantially all of the assets of a wholly owned subsidiary, TypeHaus, in November 2000. Prior to the sale, TypeHaus generated $1,012,000 of net sales, or 3% of net sales, for the fiscal year ended February 28, 2001 as compared to $1,411,000, or 5% of net sales, for fiscal year 2000.

        Cost of sales for fiscal year 2001 was $25,656,000 (72% of sales), as compared to $18,181,000 (66% of sales) in fiscal year 2000. The increase can be attributed to fewer customers supplying the memory to be used in manufacturing the related products. As a result, DPAC purchased the memory, which increased our cost of sales and reduced our gross margins. The purchased memory had an established contract price, and therefore did not expose DPAC to price volatility of memory components. Additionally, there was a decrease of 17% in commercial stacked components shipped during the fiscal year, which adversely impacted the gross margin due to lower manufacturing utilization.

        We were able to maintain operating efficiencies in producing the commercial stacks, but experienced periods where the demand was lagging, resulting in down-time for equipment and personnel. The quick-turn of commercial products is important for the success of our customers and, as a result, it is important for us to maintain staffing levels to be able to offer the quick-turn ability. This creates uneven commercial production periods when orders are insufficient to cover the manufacturing operating expenses. Automated equipment is used exclusively for the production of the commercial stacks. By utilizing the automated equipment for essentially one product, the efficiencies of equipment and personnel are increased for potentially better margins in production runs of that product. See "Cautionary Statements."

        Selling, general and administrative (SG&A) expenses increased by $1,268,000 (24%) from $5,263,000 in fiscal year 2000 to $6,531,000 in fiscal year 2001. The increase in selling, general and administrative expense represents a decrease in SG&A as a percentage of revenue, 18% as a percentage of sales for fiscal year 2001 as compared to 19% for the prior fiscal year. The increase in SG&A expense can be attributed to an increase in selling, general and administrative expenses related to the acquisition of PEP on October 26, 2000. Specifically, PEP incurred approximately $412,000 in SG&A expenses subsequent to the acquisition date. Additionally, payroll and related expenses increased $550,000 due to new sales personnel and an increase in wages for hourly employees. This was offset by a decrease in sales commissions associated with a decrease in the number of commercial stacks shipped in the current year and a decrease in bonus expense and profit sharing as the result of the decreased profitability of the Company during fiscal year 2001. Also during the fiscal year, our legal costs of defending and prosecuting a patent infringement lawsuit increased by $144,000, in addition to an increase in the legal costs associated with new patent filings.

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

Liquidity and Capital Resources

        Our primary source of liquidity during the three years ended February 28, 2002 was cash generated from operations. Cash provided by operating activities was $3,447,000, $3,462,000 and $3,718,000 in fiscal years 2002, 2001 and 2000, respectively, and substantially consisted of net income and depreciation and amortization, partially offset by net decreases in operating assets and liabilities of $779,000, $330,000, and $238,000 in fiscal years 2002, 2001 and 2000, respectively.

        Cash used in investing activities was $2,050,000, $1,237,000 and $1,505,000 in fiscal years 2002, 2001 and 2000, respectively. Cash payments related to the PEP acquisition consisted of a $1,546,000 payment of an acquired tax liability in fiscal year 2002 and $525,000 as part of the purchase price in fiscal year 2001. Cash used for the purchase of manufacturing and test equipment, computers and tooling was $504,000, $737,000 and $1,505,000 for fiscal years 2002, 2001 and 2000, respectively. We have no material commitments for capital expenditures in the fiscal year ending February 28, 2003.

        Net cash used in financing activities was $486,000 in fiscal year 2002. Net cash provided by financing activities was $172,000 in fiscal year 2001 and net cash used in financing activities was $538,000 in fiscal year 2000. The primary uses of funds for financing activities consist of principal payments on long-term debt of $528,000, $723,000 and $997,000 in fiscal years 2002, 2001 and 2000, respectively. The primary sources of funds from financing activities are proceeds from the issuance of common stock associated with the exercise of stock options of $149,000, $905,000 and $459,000 in fiscal years 2002, 2001 and 2000, respectively.

        As of February 28, 2002, our future commitments under capital leases and term debt through fiscal year 2006 were $894,000. As of April 30, 2002, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

        Additionally, we have an available credit facility with a financial institution, for up to three million dollars, based on eligible accounts receivable. The credit facility bears interest at the bank's prime rate and expires in November 2002. The Company must also meet certain financial ratios, which we were in compliance with at February 28, 2002.

        We ended fiscal year 2002 with a cash balance of $6,259,000, working capital of $8,866,000 and a current ratio of 4.2 to 1.0. This compares to a cash balance of $5,347,000, working capital of $5,618,000 and a current ratio of 2.2 to 1.0 at the end of fiscal year 2001. Management believes that this positive cash position, together with working capital, cash from operations, and the current credit facility, should be adequate to implement management's business plan and to meet our cash needs for at least the next twelve months. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See "Cautionary Statements."

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on March 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $780,000.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

        Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB") 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted the requirements of this standard.

Inflation

        Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended February 28, 2002.

Risk Factors

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

Product Development and Technological Change

        The semiconductor and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. The Company's memory products are subject to obsolescence or price erosion because semiconductor manufacturers are continuously introducing chips with the same or greater memory density as the Company's custom modules. As a result, memory products typically have a product life of not more than three to five years.

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

Concentration of Credit Risk

        The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 28, 2002, sales to three major customers accounted for 23%, 22% and 11% of net sales. Accounts receivable from these three customers accounted for 46% of total accounts receivable at February 28, 2002. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. During the year ended February 29, 2000, sales to three major customers accounted for 29%, 12% and 11% of net sales. Accounts receivable from these three customers accounted for 38% of total net accounts receivable at February 29, 2000. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business financial condition, and results of operations.

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

Competition

        There are memory companies which offer or are in the process of developing three-dimensional products, including Irvine Sensors, Staktek, Samsung and others. Some of such companies have greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from established and emerging computer memory companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products.

Product Liability

        In the course of its business, the Company may be subject to claims for product liability for which its insurance coverage is excluded or inadequate.

Variability of Gross Margin

        Gross profit as a percentage of sales was 33% for fiscal year ended February 28, 2002 as compared to 28% for the fiscal year ended February 28, 2001, and 34% for the fiscal year ended February 29, 2000. Any change in the gross margins can typically be attributed to the type of products, and the amount of purchased memory included in sales, that the Company was selling during the year as well as the royalty income generated during the periods. As the Company markets its products both to military and aerospace, and commercial customers, the product mix that each category of the customers orders may be different and result in changes in the gross margin. Due to the various configuration and applications of the Company's product, prices range from less than $5 for commercial custom modules to over two thousand dollars for high-end military specification custom modules.

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

Fluctuations in Operating Results

        The Company's results of operations and gross margin have been subject to fluctuations from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include adverse changes in the mix of products sold, the inability to procure required components, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, decreases or increases in the costs of the components of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory custom modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws.

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

International Sales

        In fiscal year 2002, approximately 12% of the Company's sales were export sales, primarily to Western Europe as compared to 4% in fiscal 2001 and 5% in fiscal year 2000. Foreign sales are made in U.S. dollars. The increase was primarily due to the addition of a significant new international customer in fiscal year 2002. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company.

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

Limited Experience in Acquisition

        We may pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

        —Problems assimilating the purchased operations, technologies or products;

        —Costs associated with the acquisition;

        —Adverse effects on existing business relationships with suppliers and customers;

        —Risks associated with entering markets in which we have no or limited prior experience;

        —Potential loss of key employees of purchased organizations; and

        —Potential litigation arising from the acquired company's operations before the acquisition.

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

        The Company invests excess cash in money market funds, held primarily in one financial institution. Money market funds do not have a maturity dates and do not present a significant market risk. For Fiscal Year 2002, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements are included in this Report commencing at page F-l.

        The following table sets forth certain quarterly financial data derived from our unaudited financial statements for the fiscal years ended February 28, 2001 and 2002. Such financial statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all necessary adjustments to present fairly such interim financial information. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto. Historical quarterly results and trends may not be indicative of future results.

	FY2001 Quarter Ended:
	31-May-00	31-Aug-00	30-Nov-00	28-Feb-01
NET SALES	$10,980,203	$7,204,949	$9,649,326	$7,988,660
GROSS PROFIT	3,106,034	2,381,269	2,806,923	1,873,247
INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,272,086	419,605	854,689	(721,781)
INCOME TAX PROVISION (BENEFIT)	40,000	13,000	2,000	(52,600)
NET INCOME (LOSS)	$1,232,086	$406,605	$852,689	$(669,181)
NET INCOME (LOSS) PER SHARE:
Basic	$0.06	$0.02	$0.04	$(0.03)
Diluted	$0.06	$0.02	$0.04	$(0.03)
	FY2002 Quarter Ended:
	31-May-01	31-Aug-01	30-Nov-01	28-Feb-02
NET SALES	$7,453,389	$8,201,071	$6,260,637	$8,589,409
GROSS PROFIT	2,214,323	2,515,371	2,367,768	2,989,921
INCOME BEFORE INCOME TAX PROVISION	110,690	461,367	610,135	778,303
INCOME TAX PROVISION	—	—	—	2,400
NET INCOME	$110,690	$461,367	$610,135	$775,903
NET INCOME PER SHARE:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth in the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held in 2002, is incorporated herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

        The information set forth in the sections entitled "Executive Compensation" and "Election of Directors—Directors' Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth in the section entitled "Ownership of Common Stock" in our Proxy Statement is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth in the section entitled "Certain Transactions" in our Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Consolidated Financial Statements (See page F-1)

      Consolidated Balance Sheet, February 28, 2002 and February 29, 2001

      Consolidated Statements of Income for Years Ended February 28, 2002, February 28, 2001 and February 29, 2000

      Consolidated Statements of Stockholders' Equity for the Years Ended February 28, 2002, February 28, 2001 and February 29, 2000

      Consolidated Statements of Cash Flows for the Years Ended February 28, 2002, February 28, 2001 and February 29, 2000

      Notes to Consolidated Financial Statements for the Years Ended February 28, 2002, February 28, 2001 and February 29, 2000

    2.
    Supplemental Schedule Of Non-cash Investing And Financing Activities

  (b)
  Reports on Form 8-K: None in the Fourth Fiscal Quarter of Fiscal Year 2002

  (c)
  Exhibits Required by Item 601 of Regulation S-K (The Company will furnish a copy of any exhibit to a shareholder upon request but a reasonable fee will be charged to cover our expenses in furnishing such exhibit):

Exhibit No.	Description
2.1	Share Exchange Agreement dated October 26, 2000 among the Registrant, Productivity Enhancement Products, Inc. ("PEP") and the Shareholder of PEP (excluding disclosure schedules), which is incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2000.
2.2
Registration Rights Agreement dated October 26, 2000 between the Registrant and the Shareholder of PEP, which is incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2000.
3.1	Articles of Incorporation, as amended which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.
3.2	By-laws, as amended which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988
10.2	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997 as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 29, 1996.
10.3	1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 29, 1996.*
10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.*
10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.*
23.1	Independent Auditors' Consent

*
Management compensatory plan or arrangement

(d)
Financial Statement Schedules Excluded from Annual Report: None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2002	DPAC TECHNOLOGIES CORP.
	By:	/s/ TED BRUCE Ted Bruce Chief Executive Officer President & Director

	By:	/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        The undersigned hereby constitutes and appoints Ted Bruce and William M. Stowell, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. DADAMO Richard J. Dadamo Chairman of the Board	May 25, 2002
/s/ TED BRUCE Ted Bruce Chief Executive Officer, President, Director (Principal Executive Officer)	May 25, 2002
/s/ RICHARD WHEATON Richard Wheaton, Director	May 25, 2002

/s/ SAMUEL W. TISHLER Samuel W. Tishler, Director	May 25, 2002
/s/ GORDON M. WATSON Gordon M, Watson, Director	May 25, 2002
/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 25, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of DPAC Technologies Corp.:

        We have audited the accompanying balance sheets of DPAC Technologies Corp. (the Company) as of February 28, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 29, 2002

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS
AS OF FEBRUARY 28, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,258,836	$5,346,525
Accounts receivable, net of allowance for doubtful accounts of $80,000 (2002) and $122,818 (2001)	3,673,779	3,300,702
Inventories, net	1,172,384	1,444,063
Prepaid expenses and other current assets	505,221	281,504

Total current assets	11,610,220	10,372,794
PROPERTY, net	4,580,929	5,380,800
GOODWILL, net	4,782,921	5,630,944
OTHER ASSETS	367,283	378,565

	$21,341,353	$21,763,103

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS
AS OF FEBRUARY 28, 2002 AND 2001 (Continued)

	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$472,577	$456,683
Accounts payable	943,930	1,153,548
Income taxes payable	1,545,649
Accrued compensation	1,013,707	551,623
Other accrued liabilities	298,913	684,540
Deferred revenue	15,000	363,000

Total current liabilities	2,744,127	4,755,043
CAPITAL LEASE OBLIGATIONS, less current portion	421,176	786,828
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding, 20,986,029 and 20,936,089 shares in 2002 and 2001, respectively	24,868,200	24,871,477
Accumulated deficit	(6,692,150)	(8,650,245)

Net stockholders' equity	18,176,050	16,221,232

	$21,341,353	$21,763,103

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF INCOME
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002

	2002	2001	2000
NET SALES	$30,504,506	$35,823,138	$27,459,614
COST OF SALES	20,417,123	25,655,665	18,181,463

GROSS PROFIT	10,087,383	10,167,473	9,278,151
OPERATING EXPENSES:
Selling, general, and administrative	5,512,566	6,530,904	5,263,039
Research and development	1,877,900	1,640,929	1,277,701
Goodwill amortization	777,938	250,095

Total operating expenses	8,168,404	8,421,928	6,540,740

INCOME FROM OPERATIONS	1,918,979	1,745,545	2,737,411
OTHER (INCOME) EXPENSE:
Interest expense	139,840	113,397	215,835
Interest income	(181,356)	(269,478)	(65,797)
Loss on sale of assets		77,027

Total other (income) expense, net	(41,516)	(79,054)	150,038

INCOME BEFORE INCOME TAX PROVISION	1,960,495	1,824,599	2,587,373
INCOME TAX PROVISION	2,400	2,400	22,800

NET INCOME	$1,958,095	$1,822,199	$2,564,573

NET INCOME PER SHARE:
Basic	$0.09	$0.09	$0.14

Diluted	$0.09	$0.09	$0.13

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,951,186	20,101,515	18,773,138

Diluted	21,297,925	21,138,414	19,974,857

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002

	Common Stock
			Unearned compensation	Accumulated deficit	Total stockholders' equity
	Shares	Amount
BALANCE, March 1, 1999	17,873,400	$17,544,267	$—	$(13,037,017)	$4,507,250
Exercise of stock options	428,820	458,863			458,863
Issuance of common stock for debt conversion, net	1,048,277	1,879,034			1,879,034
Unearned compensation		156,945	(156,945)
Amortization of unearned compensation			40,814		40,814
Net income				2,564,573	2,564,573

BALANCE, February 29, 2000	19,350,497	20,039,109	(116,131)	(10,472,444)	9,450,534
Issuance of common stock for acquisition	884,167	3,719,019			3,719,019
Exercise of stock options	705,425	904,974			904,974
Repurchase of common stock	(4,000)	(10,125)			(10,125)
Amortization of unearned compensation			116,131		116,131
Compensation expense associated with stock options		218,500			218,500
Net income				1,822,199	1,822,199

BALANCE, February 28, 2001	20,936,089	24,871,477	—	(8,650,245)	16,221,232
Exercise of stock options	114,405	$148,682	$—	$—	$148,682
Repurchase of common stock	(50,000)	(106,488)			(106,488)
Reacquisition and cancelation of shares issued in an acquisition	(14,465)	(60,842)			(60,842)
Compensation expense associated with stock options		15,371			15,371
Net income				1,958,095	1,958,095

BALANCE, February 28, 2002	20,986,029	$24,868,200	$—	$(6,692,150)	$18,176,050

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,958,095	$1,822,199	$2,564,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,268,937	1,656,313	1,345,988
Compensation expense associated with stock options	15,371	254,631	40,814
Loss on sale of assets	77,027
Provision for bad debts	(15,572)	(18,055)	5,000
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Accounts receivable	(357,505)	841,295	(1,594,365)
Inventories, net	271,679	790,797	1,917,512
Prepaid expenses and other assets	(212,435)	(131,834)	(48,531)
Accounts payable	(209,618)	(731,009)	(1,641,153)
Accrued compensation	462,084	(552,822)	542,234
Other accrued liabilities	(385,627)	(99,918)	136,217
Deferred revenue	(348,000)	(446,289)	450,000

Net cash provided by operating activities	3,447,409	3,462,335	3,718,289
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets		25,000
Property additions	(503,905)	(736,914)	(1,504,899)
Cash paid for acquisition, net of cash acquired		(525,348)
Payment of acquired income tax obligation	(1,545,649)

Net cash used in investing activities	(2,049,554)	(1,237,262)	(1,504,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(527,738)	(722,959)	(996,578)
Net proceeds from issuance of common stock	148,682	904,974	458,863
Repurchase of common stock	(106,488)	(10,125)

Net cash (used in) provided by financing activities	(485,544)	171,890	(537,715)

NET INCREASE IN CASH AND CASH EQUIVALENTS	912,311	2,396,963	1,675,675
CASH AND CASH EQUIVALENTS, beginning of year	5,346,525	2,949,562	1,273,887

CASH AND CASH EQUIVALENTS, end of year	$6,258,836	$5,346,525	$2,949,562

SUPPLEMENTAL CASH FLOW INFORMATION—
Cash paid during the year for:
Interest	$139,840	$115,990	$210,390

Income taxes	$13,351	$63,000	$10,800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$177,980		$2,289,604

Canceled shares due to acquisition and reduction of goodwill	$60,842

Conversion of notes payable into common stock			$1,879,034

See Note 2 for details of assets acquired and liabilities assumed in purchase transaction.

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations—DPAC Technologies Corp. (formerly Dense-Pac Microsystems) (DPAC or the Company) was founded in 1982 and provides component packaging technology to create high-density, space-saving surface mount electronic components. The Company also provides engineering design services to its customers, helping them realize cost-savings through improved circuitry designs. DPAC also provides design and manufacturing capability for ceramic and plastic high-density, high-reliability memory modules. The Company also offers manufacturing services for value-added circuit boards and assemblies. DPAC's products are used in network servers, workstations, computer storage devices, medical and communication devices, as well as high-reliability electronics in the industrial, defense, and aerospace industries.

  Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

  Cash and Cash Equivalents—Cash equivalents include short-term highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At February 28, 2002, the Company's cash and cash equivalents were held primarily with one financial institution. Cash and cash equivalents in excess of insured limits may be subject to risk.

  Inventories—Inventories are stated at the lower of first-in, first-out cost or market. The Company regularly monitors inventories for excess or obsolete items and makes any necessary adjustments when required.

  Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at February 28, 2002.

  Goodwill—Goodwill arising from the Productivity Enhancement Products, Inc. (PEP) acquisition (Note 2) represents the excess of the purchase price over the fair value of identifiable assets acquired and is being amortized over its estimated useful life of seven years. Accumulated goodwill amortization was $1,028,033 and $250,095 at February 28, 2002 and 2001, respectively. The net carrying amount of goodwill was considered recoverable at February 28, 2002, based on estimated undiscounted future cash flows.

  Property—Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

  Revenue Recognition—Revenues are recognized upon shipment and transfer of title of the related products. The Company records an accrual for estimated returns at the time of product shipment based on historical experience. Under arrangements where the Company licenses its stacking technology, revenues are recognized based on the number of units produced by the customer, or on a straight-line basis over the term of the related agreement. Advanced payments are classified as deferred revenue.

  Advertising Expenses—The Company expenses advertising costs as incurred. These costs were not material for the years ended February 28, 2002, 2001, and February 29, 2000.

  Income Taxes—The Company accounts for its income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  Net Income per Share—The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period.

  The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	February 28, 2002	February 28, 2001	February 29, 2000
Shares used in computing basic net income per share	20,951,186	20,101,515	18,773,138
Dilutive effect of stock options	346,739	1,036,899	889,075
Conversion of convertible notes payable			312,644

Shares used in computing diluted net income per share	21,297,925	21,138,414	19,974,857

  Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

  Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

  Significant Concentrations—The semiconductor industry is highly cyclical and has been subject to significant downturns, at various times, that have been characterized by diminished product demand, production over-capacity, and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for products is dependent on industrywide demand and capacity, and such prices have historically been subject to rapid change.

  The Company is dependent on a limited number of suppliers for semiconductor devices used in its products but has no long-term supply contracts with any of them. Due to the cyclical nature of the semiconductor industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industrywide shortages, could delay shipments of the Company's products, increase its cost of goods sold, and have a material adverse effect on its business, financial condition, and results of operations.

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

  Concentration of Credit Risk—The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 28, 2002, sales to three major customers accounted for 23%, 22%, and 11% of net sales. Accounts receivable from these three customers accounted for 46% of total net accounts receivable at February 28, 2002. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. During the year ended February 29, 2000, sales to three major customers accounted for 29%, 12%, and 11% of net sales. Accounts receivable from these three customers accounted for 38% of total net accounts receivable at February 29, 2000. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Comprehensive Income—The Company had no items of other comprehensive income for fiscal years 2002, 2001, and 2000.

  New Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations but, instead, will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on March 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $780,000. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

  In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

  SFAS No. 144 establishes a single accounting model for the impairment disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS No. 144, but expects that the provisions of SFAS No. 144 will not have a material impact on its results of operations and financial position upon adoption.

DPAC TECHNOLOGIES CORP.

2.    ACQUISITION AND DISPOSITION

  On October 26, 2000, the Company acquired all of the outstanding common stock of PEP in exchange for 884,167 shares of the Company's common stock valued at $3,719,019, and the assumption of $1,531,718 in tax liabilities of PEP. A purchase price contingency was resolved during fiscal 2002, resulting in the return of 14,465 common shares to the Company. In connection with the resolution of the purchase price contingency, the Company adjusted the fair value of certain assets acquired by approximately $15,000 and recorded a reduction to goodwill of approximately $76,000. The acquisition was accounted for as a purchase and the purchase price of $5,498,229, which included $247,492 of direct acquisition costs, was allocated as follows:

Current assets	$1,493,439
Property	309,238
Goodwill	5,881,038
Liabilities assumed (including forgiveness of previous cash advances to PEP of approximately $585,000)	(2,185,486)

Total purchase price	$5,498,229

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

Net sales	$37,428,542
Net income	652,826
Net income per share:
Basic	$0.03
Diluted	$0.03

  In November 2000, the Company sold substantially all assets of TypeHaus for cash of $25,000 and a note receivable of $350,000, which is included in other assets in the accompanying financial statements. The note receivable has a balance outstanding of $319,000 on February 28, 2002, bears interest at 8%, and is repayable in monthly installments of principal and interest of $5,000 through October 2007, with a final payment of $73,000 in November 2007. The Company incurred a loss associated with this transaction of $77,027, which included $80,000 of stock compensation expense associated with an acceleration of vesting on certain stock options.

3.    INVENTORIES

  Inventories consist of the following:

	2002	2001
Raw materials	$498,260	$704,409
Work-in-process	592,804	637,643
Finished goods	81,320	102,011

Inventories, net	$1,172,384	$1,444,063

4.    PROPERTY

  Property consists of the following:

	2002	2001
Machinery and equipment	$5,754,810	$5,404,918
Furniture and fixtures	417,752	318,848
Leasehold improvements	755,806	707,802
Computer software and equipment financed under capital leases	2,817,867	2,632,781

	9,746,235	9,064,349
Less accumulated depreciation and amortization	(5,165,306)	(3,683,549)

Property, net	$4,580,929	$5,380,800

  Accumulated depreciation of assets under capital lease was $972,708 and $596,941 at February 28, 2002 and 2001, respectively.

5.    LINE OF CREDIT

  The Company has a line of credit with a bank providing for borrowings of up to 75% of eligible accounts receivable, as defined, not to exceed $3,000,000. The line of credit is collateralized by substantially all of the Company's assets and expires in November 2002. There were no borrowings outstanding under the line of credit at February 28, 2002. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2002.

6.    RELATED-PARTY BORROWINGS

  During fiscal 2000, $1,879,034 of borrowings with related parties were converted into 1,048,277 shares of common stock at $1.8125 per share, the fair market value of the Company's common stock.

  Interest expense related to these borrowings was approximately $44,000 for fiscal year 2000.

7.    COMMITMENTS AND CONTINGENCIES

  Commitments—The Company leases its office and manufacturing facilities under operating lease arrangements that expire on various dates through September 1, 2007. The facility leases require additional payments for property taxes, insurance, and maintenance costs. Additionally, the Company leases certain equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 28, 2002:

	Capital	Operating
Fiscal year ending:
2003	$534,020	$670,888
2004	345,738	522,822
2005	87,041	3,640
2006	17,658	3,640
2007		2,730

Total minimum lease payments	984,857	$1,203,720

Less amounts representing interest	(91,104)

Present value of minimum lease payments	893,753
Less current portion	(472,577)

Long-term portion	$421,176

  Rent expense relating to operating leases was approximately $511,000, $342,000, and $178,000 for fiscal years 2002, 2001, and 2000, respectively.

  Litigation—On September 23, 1998, the Company was served with a complaint from SimpleTech (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Santa Ana Division, alleging that the Company's stacking technology infringed on a SimpleTech stacking patent. On October 23, 1998, the Company filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon the Company's earlier issued patent. On April 11, 2000, the Company filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition, and intentional and negligent interference with prospective business advantages. The Company dismissed the suit without prejudice on February 28, 2001.

  On February 8, 2001, the U.S. district Court for the Central District ruled that SimpleTech did not infringe the Company's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that the Company did not infringe on the SimpleTech patent and entered a final judgment of no liability. As part of the ruling, the Company was awarded court costs. On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002 the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower court's ruling that the Company did not infringe on the SimpleTech patent.

  On February 21, 2001, the Company was served with a new complaint from SimpleTech, filed in U.S. District Court for the Central District of California, for an undetermined amount, alleging that the Company's stacking technology infringes on SimpleTech's reissued stacking patent. The Company intends to vigorously defend itself against these charges. Although the ultimate outcome or any resulting potential loss is not presently determinable, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial statements.

  Additionally, the Company is involved from time-to-time in a variety of other legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any currently pending other legal matters will have a material adverse effect on the Company's financial statements.

8.    INCOME TAXES

  The income tax provision consists of the following:

	2002	2001	2000
Current:
Federal	$—	$—	$17,100
State	2,400	2,400	5,700

	2,400	2,400	22,800
Deferred:
Federal	$581,050	$(219,344)	$398,944
State	53,375	(106,885)	91,067

	634,425	(326,229)	490,011
Change in valuation allowance	(634,425)	326,229	(490,011)

Deferred income tax provision, net	—	—	—

Total income tax provision	$2,400	$2,400	$22,800

  A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

	2002	2001	2000
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	8	10	6
Valuation allowance	(56)	(49)	(40)
Goodwill amortization	13	4

	—%	—%	1%

  The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28, 2002 and 2001:

	2002	2001
Deferred tax assets:
Inventories	$209,327	$328,509
Other reserves	218,523	307,529
Net operating loss carryforwards, general business credit carryforwards, and AMT credit carryforwards	5,422,201	5,719,096

Total gross deferred assets	5,850,051	6,355,134
Deferred tax liabilities:
Depreciation and amortization	$(291,125)	$(380,336)
State taxes	(279,011)	(280,552)

	5,279,915	5,694,246
Valuation allowance	(5,279,915)	(5,694,246)

Net deferred income taxes	$—	$—

  As of February 28, 2002, a valuation allowance of $5,279,915 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

  Additionally, at February 28, 2002, approximately $2,665,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

  In addition, approximately $254,000 of the valuation allowance is attributable to deferred tax assets acquired in connection with the acquisition of PEP that, when recognized, will be applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense.

  As of February 28, 2002, the Company had federal and state net operating loss carryforwards of $12,711,000 and $3,063,000, respectively. Unless utilized, the federal net operating losses begin to expire in 2010, while the state net operating losses begin to expire in 2003. As of February 28, 2002, the Company had federal and state tax credit carryforwards of $305,000 and $524,000, respectively. The federal tax credits begin to expire in 2004, while the state tax credits begin to expire in 2006.

9.    EMPLOYEE STOCK OPTION PLANS

  Under the terms of the Company's 1996 Stock Option Plan (Plan), options to purchase 6,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors, and consultants. Options issued under this Plan are granted at fair market value and generally vest at a rate of 25% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At February 28, 2002, 3,519,730 shares were available for future grants under the Plan.

  During the year ended February 28, 2000, the Company granted 60,000 options to nonemployees to purchase common shares at $4.75 to $7.56 per share. The options vested 50% on June 31, 2000, and 50% on December 31, 2000 and expire the later of: (1) two years after service termination, or (2) 10 years from date of grant. The value of the options was determined to be $156,945 utilizing the Black-Scholes option-pricing model on the date of grant and was recorded as expense in the accompanying financial statements over the vesting period of the options.

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

  During the year ended February 28, 2002, the Company accelerated vesting on certain director stock options in connection with their separation from the Company. As a result of the modification to accelerate the vesting of these stock options, the Company recorded $15,371 of stock compensation expense representing the difference between the original strike price and the price of the common stock on the modification date.

  A summary of activity for the stock option plans is as follows:

	Number of shares	Weighted- average exercise price
OUTSTANDING, March 1, 1999	1,811,550	$1.16
Granted (weighted-average fair value of $3.02)	786,470	$4.37
Exercised	(428,820)	$1.07
Canceled	(97,700)	$1.00

OUTSTANDING, February 29, 2000	2,071,500	$2.39
Granted (weighted-average fair value of $2.81)	979,000	$4.32
Exercised	(705,425)	$1.28
Canceled	(157,775)	$2.47

OUTSTANDING, February 28, 2001	2,187,300	$3.62
Granted (weighted-average fair value of $1.12)	661,500	$1.71
Exercised	(114,405)	$1.30
Canceled	(154,875)	$4.03

OUTSTANDING, February 28, 2002	2,579,520	$3.20

  Additional information regarding options outstanding as of February 28, 2002 is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.94 - $1.00	323,225	6.2	$1.00	242,100	$1.00
$1.01 - $1.99	945,795	8.2	$1.66	396,545	$1.49
$2.00 - $2.99	490,500	8.2	$2.33	149,750	$2.36
$3.05 - $7.56	820,000	8.1	$6.37	422,233	$6.50

	2,579,520			1,210,628	$3.25

  Additional Stock Plan Information—As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

  The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Assumptions	2002	2001	2000
Expected life (months)	18 to 42	42	42
Stock volatility	119%	92%	112%
Risk-free interest rate	5%	6%	5.02% to 6.74%
Dividends during the expected term	None	None	None

  The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

	2002	2001	2000
Net income as reported	$1,958,095	$1,822,199	$2,564,573
Pro forma net income	$409,899	$215,875	$2,002,474
Net income per share as reported:
Basic	$0.09	$0.09	$0.14
Diluted	$0.09	$0.09	$0.13
Pro forma net income per share:
Basic	$0.02	$0.01	$0.11
Diluted	$0.02	$0.01	$0.10

10.  SEGMENT INFORMATION

  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

  Subsequent to the acquisition of Productivity Enhancement Products in fiscal 2001, the Company began reporting results under three operating segments, the Advanced Packaging Group, the System Design Group, and the Value-Added Manufacturing Group, based on the structure of the two companies and the operating reports reviewed and used by the Company's chief executive officer at that time. As the Company integrated PEP during fiscal 2002, the personnel, facilities, accounting systems, and overhead structures were combined with DPAC. The initially identified operating segments also began to combine and share resources, including facilities, management, and sales, productions, and development personnel. As a result, the Company has discontinued the preparation of separate financial information for the three segments, and the Company chief executive officer is now reviewing financial information and making operational decisions based upon the Company as a whole. Due to these changes, the Company combined the previously reported three operating segments into a single operating segment as of November 30, 2001, and expects such reporting structure to continue in future periods. Prior year segment disclosures were eliminated to conform with the new reporting structure.

  License revenues for fiscal years 2002, 2001, and 2000 were $571,305, $1,558,839, and $729,678, respectively.

  The Company had export sales (primarily to Western European customers) accounting for approximately 12%, 4%, and 5% of net sales for fiscal years 2002, 2001, and 2000, respectively.

11.  BENEFIT AND COMPENSATION PLAN

  The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $133,534, $116,143, and $81,137 to the 401(k) plan during fiscal years 2002, 2001, and 2000, respectively.

  * * * * * *

DPAC TECHNOLOGIES CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

	Balance at Beginning of Period	Additions from Acquisitions	Additions charged to Costs and Expenses(1)	Deductions(1)	Balance at End of Period
YEAR ENDED FEBRUARY 28, 2002
Allowance for doubtful accounts	$122,818	$—	$(15,572)	$(27,246)	$80,000
Allowance for excess and obsolete inventory	$449,759	$190,000	$94,590	$(559,349)	$175,000

YEAR ENDED FEBRUARY 28, 2001:
Allowance for doubtful accounts	$100,000	$65,873	$(18,055)	$(25,000)	$122,818
Allowance for excess and obsolete inventory	$215,000	$278,170	$—	$(43,411)	$449,759

YEAR ENDED FEBRUARY 29, 2000:
Allowance for doubtful accounts	$100,000	$—	$5,000	$(5,000)	$100,000
Allowance for excess and obsolete inventory	$225,000	$—	$—	$(10,000)	$215,000

(1)
Additions charged to costs and expenses in the allowance for doubtful accounts reflect credit balances recorded in fiscal 2002 and 2001, resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated. Deductions in the allowance for doubtful accounts reflect amounts written off.

QuickLinks

Documents Incorporated By Reference
DPAC TECHNOLOGIES CORP. FORM 10-K for the year ended February 28, 2002 I N D E X
PART I
  FORWARD-LOOKING INFORMATION
  ITEM 1: DESCRIPTION OF BUSINESS
  ITEM 2: DESCRIPTION OF PROPERTY
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
INDEPENDENT AUDITORS' REPORT
  BALANCE SHEETS AS OF FEBRUARY 28, 2002 AND 2001
  BALANCE SHEETS AS OF FEBRUARY 28, 2002 AND 2001 (Continued)
  STATEMENTS OF INCOME FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002
  STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002
  STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002
  NOTES TO FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2002
DPAC TECHNOLOGIES CORP. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000