Form 10-Q
period 2002-05-31
DPAC TECHNOLOGIES CORP
filed 2002-07-12
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant Issuer as Specified in Its Charter)

CALIFORNIA (State or other Jurisdiction of Incorporation or Organization)	33-0033759 (IRS Employer Identification No.)
7321 LINCOLN WAY GARDEN GROVE, CALIFORNIA (Address of Principal Executive Offices)	92841 (Zip)

(714) 898-0007
Registrant's Telephone Number, Including Area Code

Not Applicable
(Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

        Indicate by Check Mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        The number of shares of common stock, no par value, outstanding as of May 31, 2002 was 21,044,029.

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.
Condensed Balance Sheets

	May 31, 2002	February 28, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,398,763	$6,258,836
Accounts receivable, net	2,731,871	3,673,779
Inventories, net	2,292,341	1,172,384
Prepaid expenses and other current assets	443,773	505,221

Total current assets	12,866,748	11,610,220
Property, net	4,362,606	4,580,929
Goodwill, net	4,782,921	4,782,921
Other assets	358,606	367,283

	$22,370,881	$21,341,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$443,400	$472,577
Accounts payable	1,710,015	943,930
Accrued compensation	583,472	1,013,707
Other accrued liabilities	266,514	298,913
Deferred revenue	—	15,000

Total current liabilities	3,003,401	2,744,127
Capital lease obligations, less current portion	311,932	421,176
Stockholders' equity
Common stock	24,944,444	24,868,200
Accumulated deficit	(5,888,896)	(6,692,150)

Total stockholders' equity	19,055,548	18,176,050

	$22,370,881	$21,341,353

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Operations
(Unaudited)

	For the quarter ended:
	May 31, 2002	May 31, 2001
NET SALES	$11,936,850	$7,453,389
COST OF SALES	9,110,902	5,239,066

GROSS PROFIT	2,825,948	2,214,323
COSTS AND EXPENSES:
Selling, general and administrative	1,578,801	1,528,654
Research and development	456,196	417,852
Amortization of goodwill	—	193,454

Total costs and expenses	2,034,997	2,139,960
INCOME FROM OPERATIONS	790,951	74,363

OTHER INCOME:
Interest income	35,276	67,379
Interest expense	(22,973)	(31,052)

Total other income	12,303	36,327
INCOME BEFORE INCOME TAX PROVISION	803,254	110,690
INCOME TAX PROVISION	—	—

NET INCOME	$803,254	$110,690

NET INCOME PER SHARE:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	21,016,000	20,943,000

Diluted	21,374,000	21,126,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended
	May 31, 2002	May 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$803,254	$110,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	356,462	536,411
Changes in operating assets and liabilities:
Accounts receivable	941,908	665,021
Inventories	(1,119,957)	(410)
Other current assets	70,125	8,375
Accounts payable	766,085	(381,898)
Accrued compensation	(430,235)	(119,988)
Other accrued liabilities	(32,399)	(152,756)
Deferred revenue	(15,000)	(250,439)

Net cash provided by operations:	1,340,243	415,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(138,139)	(176,295)
Acquired income tax obligation	—	(1,545,000)

Net cash used in investing activities:	(138,139)	(1,721,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt	(138,421)	(126,262)
Proceeds from issuance of common stock	76,244	15,603

Net cash used in financing activities	(62,177)	(110,659)

NET INCREASE (DECREASE) IN CASH	1,139,927	(1,416,948)
CASH, BEGINNING OF YEAR	6,258,836	5,346,525

CASH, END OF QUARTER	$7,398,763	$3,929,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,973	$31,362

Income taxes paid	$—	$1,545,000

        See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—General Background—DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a technology company that provides patented component packaging technology to create high-density, space-saving surface mount electronic components. High-density design and manufacturing allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs, as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, Dense-Pac Microsystems, Inc. stockholders voted in favor of changing the Company name to DPAC Technologies Corp. Our website is at www.DPACtech.com. The information on our website is not part of this report.

NOTE 2—Basis of Presentation—The accompanying unaudited interim Condensed Financial Statements of DPAC as of May 31, 2002 and for the three months ended May 31, 2002 and 2001, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completed-year financial statements.

These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Effective March 1, 2001, the Company no longer qualified as a "small business issuer" under Rule 12b-2 and began filing Forms 10-Q and 10-K under the application of Regulation S-K for its quarterly and annual reports.

Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2003.

NOTE 3—Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, SFAS No. 142 ("FASB"), "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operation but, instead, will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS 142 on March 1, 2002. As a result, the Company has ceased amortization of goodwill. The effect of the change in accounting during the three months ended May 31, 2002 was to increase net income by $195,000, or $0.01 per basic and diluted share.

	For the three months ended May 31,
	2002	2001
Net income as reported	$803,254	$110,690
Add back amortization of goodwill	—	193,454

Adjusted net income	$803,254	$304,144

Net income per share, basic and diluted, as reported	$0.04	$0.005
Amortization of goodwill	—	0.009

Adjusted net income per share — basic and diluted	$0.04	$0.014

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB") 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144 effective March 1, 2002, and such adoption did not have a material impact on the Company's financial statements.

NOTE 4—The following table summarizes stock option activity under DPAC's 1985 and 1996 Stock Option Plans for the three months ended May 31, 2002:

	Number of Shares	Price per Share	Number of Options Exercisable
Balance, February 28, 2002	2,579,520	$.94—7.56	1,210,628

Granted	185,000	$3.10 — 3.50
Exercised	(58,000)	$1.00 — 2.56
Canceled	(11,250)	$1.00 — 6.00

Balance, May 31, 2002	2,695,270	$.94 — 7.56	1,472,129

        At May 31, 2002, a total of 4,185,421 shares were available for grant under all of the Company's stock option plans.

        NOTE 5—The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted-average number of shares outstanding, if dilutive.

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	May 31,
Three months ended	2002	2001
Shares used in computing basic net income per share	21,016,000	20,943,000
Dilutive effect of stock options	358,000	183,000

Shares used in computing diluted net income per share	21,374,000	21,126,000

NOTE 6—SEGMENT INFORMATION Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        Subsequent to the acquisition of Productivity Enhancement Products, Inc. ("PEP") in fiscal 2001, the Company began reporting results under three operating segments, the "Advanced Packaging Group", the "System Design Group", and the "Value Added Manufacturing Group", based on the structure of the two companies and the operating reports reviewed and used by the Company's chief executive officer at that time. As the Company integrated PEP during fiscal 2002, the personnel, facilities, accounting systems, and overhead structures were combined with DPAC. The initially identified operating segments also began to combine and share resources, including facilities, management, sales, production, and development personnel. As a result, the Company has discontinued the preparation of separate financial information for the three segments and the Company's CEO is now reviewing financial information and making operational decisions based upon the Company as a whole. Due to these changes, the Company combined the previously reported three operating segments into a single operating segment as of November 30, 2001 and expects to continue with such reporting structure in future periods.

        The Company had export sales (primarily to Western European customers) accounting for approximately 15% and 4% of net sales for the three months ended May 31, 2002 and 2001, respectively

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Financial Statements, this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements which reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

        Some of these factors include demand for, and acceptance of, new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, and the availability of capital to finance growth. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended February 28, 2002 as filed with the Securities and Exchange Commission (SEC) on May 28, 2002, under the headings "Risk Factors" and "Cautionary Statements." Such Cautionary Statements are incorporated herein by this reference. Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere.

RESULTS OF OPERATIONS

        Net sales for the quarter ended May 31, 2002 increased by $4.5 million or 60% to $11.9 million from $7.5 million for the quarter ended May 31, 2001. The increase in net sales was primarily due to a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory. Stacking revenues containing purchased memory, or "memory stacking", involve DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases where the costs of memory chips are included in the sales price of products, the Company will purchase material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we provide services to configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the first quarter of fiscal year 2003, approximately 67% related to memory stacking and 33% to service stacking, as compared with 43% and 57%, respectively, in the first quarter of fiscal year 2002. See "Forward-Looking Statements."

        The quantity of commercial stacks shipped during the first quarter of fiscal year 2003 increased by 101% from the comparable period of the previous fiscal year. The increased quantity of stacks shipped during the first quarter of fiscal year 2003 was partially offset from a revenue perspective by a decline in memory prices and reduced prices for stacking services.

        Gross profit in the first quarter of fiscal 2003 increased by $612,000, or 28% from the comparable prior period. The increase in total gross profit is attributable to the increase in stacked units shipped partially offset by lower prices for stacking services and changes in product mix. Gross profit as a percentage of sales decreased to 24% for the quarter ended May 31, 2002, as compared to 30% for the quarter ended May 31, 2001. The decrease in the gross margin percentage can primarily be attributed to the lower prices for stacking services and the increased percentage of revenues from memory stacking, which has a lower gross margin than revenues derived from service stacking, due to low margins on the memory component on the sales price.

        The Company believes that it has been able to define a niche for products that use a unique proprietary stacking technology and has been marketing these products to a defined market. During the first quarter of fiscal year 2003, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. Additionally, the Company has numerous products that have been designed into industrial, defense and aerospace applications. It is unknown at this time whether or not there will be a change in demand for these proprietary products. See "Forward-Looking Statements."

        Selling, general and administrative expenses increased in the first quarter of fiscal year 2003 by $50,000 or 3% from the first quarter of the prior fiscal year. For the quarter ended May 31, 2002, selling, general, and administrative expenses represented 13% of net sales as compared to 21% of net sales from the same quarter in the previous fiscal year. The increase in selling, general and administrative expenses is mainly attributed to expenses of $180,000 incurred for an acquisition search, offset by reduced legal fees of $93,000.

        Research and development costs increased by $38,000 for the quarter ended May 31, 2002 from the first quarter of the prior fiscal year. For the quarter ended May 31, 2002, research and development expense represented 4% of net sales as compared to 6% of net sales from the same quarter in the previous fiscal year. The amount in absolute dollars spent on research and development has remained relatively constant year over year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-Looking Statements."

        For the three months ended May 31, 2002, interest income decreased $32,000 from the same period last year. These changes primarily relate to the impact of declining interest rates. Interest expense decreased slightly for the same period.

        For the three months ended May 31, 2002 and 2001, the Company recorded no income tax provision as available net operating loss carryforwards are expected to offset any current year income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the three months ended May 31, 2002 and May 31, 2001 was from cash provided by operations. The Company believes that the cash from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has available at May 31, 2002 a credit facility for $3.0 million from a financial institution, which the Company can utilize if the need should arise for additional working capital to support operations. The credit facility contains certain financial covenants, including minimum tangible net worth requirements. The Company was in compliance with all covenants at May 31, 2002. See "Forward-Looking Statements."

        Net cash provided by operating activities was approximately $1,340,000 and $415,000 during the three months ended May 31, 2002 and 2001, respectively, and substantially consisted of net income and depreciation and amortization.

        The Company purchased for cash approximately $138,000 and $176,000 in new equipment during three months ended May 31, 2002 and 2001, respectively. The Company is expecting that it may incur additional lease debt with the acquisition of additional equipment during the next nine months. The Company expects that it will not acquire more than $1.0 million in additional equipment for the remainder of the fiscal year. See "Forward-Looking Statements." The Company also paid a $1.5 million tax liability assumed in the Productivity Enhancement Products acquisition during the first quarter ended May 31, 2001.

        Net cash used in financing activities was approximately $62,000 and $111,000 for the three months ended May 31, 2002 and 2001, respectively, and principally relates to debt repayments offset by proceeds from the issuance of common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        Use of the name DPAC below also includes a reference to the name Dense-Pac Microsystems, Inc., the Company's corporate name until changed in fiscal year 2001.

        On September 23, 1998, DPAC was served with a complaint from SimpleTech (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Santa Ana Division, alleging that DPAC's stacking technology infringed on a SimpleTech stacking patent. On October 23, 1998, DPAC filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC's earlier issued patent.

        On April 11, 2000, DPAC filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition, and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

        On February 8, 2001, the U.S. District Court for the Central District ruled that SimpleTech did not infringe DPAC's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability. As part of the ruling, DPAC was awarded court costs.

        On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit.

        On March 5, 2002, the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower courts ruling that DPAC did not infringe on the SimpleTech patent.

        On February 21, 2001, DPAC was served with a new complaint from SimpleTech, filed in U.S. District Court for the Central District of California for an undetermined amount, alleging that DPAC's stacking technology infringes on SimpleTech's reissued stacking patent. DPAC intends to vigorously defend itself against these charges. The ultimate outcome or any resulting potential loss is not presently determinable.

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for a review of the Court of Appeal's affirmance.

Item 6—Exhibits and Reports on Form 8-K

    (a)
    Exhibits
    99.1 Cautionary Statements are incorporated by reference to pages 19    through 25, inclusive, of the Registrant's Form 10-K filed May 28, 2002 with the Securities and Exchange Commission.

    (b)
    Reports on Form 8-K—No reports on Form 8-K were filed during the first quarter of fiscal year 2003 covered by this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)
July 11, 2002 Date	By:	/s/ TED BRUCE Ted Bruce, Chief Executive Officer
July 11, 2002 Date	By:	/s/ WILLIAM M. STOWELL William M. Stowell, Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description
99.1	Cautionary Statements

QuickLinks

APPLICABLE ONLY TO CORPORATE REGISTRANTS
PART I- FINANCIAL INFORMATION
DPAC TECHNOLOGIES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
PART II—OTHER INFORMATION
SIGNATURES