Form 10-Q
period 2002-08-31
DPAC TECHNOLOGIES CORP
filed 2002-10-15
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant Issuer as Specified in Its Charter)

CALIFORNIA	33-0033759
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7321 LINCOLN WAY
GARDEN GROVE, CALIFORNIA 92841
(Address of Principal Executive Offices) (Zip)

(714) 898-0007
(Registrant's Telephone Number, Including Area Code)

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

        The number of shares of common stock, no par value, outstanding as of August 31, 2002 was 21,049,029.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

	August 31, 2002	February 28, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,029,322	$6,258,836
Accounts receivable, net	2,407,739	3,673,779
Inventories, net	1,008,142	1,172,384
Deferred income taxes	91,822	—
Prepaid expenses and other current assets	479,708	505,221

Total current assets	13,016,733	11,610,220
Property, net	4,163,028	4,580,929
Goodwill	4,528,721	4,782,921
Deferred income taxes	4,267,893	—
Other assets	349,754	367,283

	$26,326,129	$21,341,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$426,206	$472,577
Accounts payable	556,585	943,930
Accrued compensation	769,004	1,013,707
Other accrued liabilities	394,473	298,913
Deferred revenue	—	15,000

Total current liabilities	2,146,268	2,744,127
Capital lease obligations, less current portion	199,908	421,176
Commitments and contingenticies (Note 8)
Stockholders' equity
Common stock	24,949,444	24,868,200
Additional paid in capital	2,665,253	—
Accumulated deficit	(3,634,744)	(6,692,150)

Total stockholders' equity	23,979,953	18,176,050

	$26,326,129	$21,341,353

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

(Unaudited)

	For the quarter ended:		For the six months ended:
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
NET SALES	$10,882,890	$8,201,071	$22,819,740	$15,654,462
COST OF SALES	7,964,483	5,685,700	17,075,385	10,924,767

GROSS PROFIT	2,918,407	2,515,371	5,744,355	4,729,695
COSTS AND EXPENSES:
Selling, general and administrative	1,673,902	1,387,332	3,252,703	2,915,987
Research and development	447,988	473,603	904,184	891,455
Amortization of goodwill	—	194,485	—	387,939

Total costs and expenses	2,121,890	2,055,420	4,156,887	4,195,381
INCOME FROM OPERATIONS	796,517	459,951	1,587,468	534,314

OTHER INCOME:
Interest income	33,478	40,717	68,754	108,406
Interest expense	(20,719)	(39,301)	(43,692)	(70,663)

Total other income	12,759	1,416	25,062	37,743
INCOME BEFORE INCOME TAX BENEFIT	809,276	461,367	1,612,530	572,057
INCOME TAX BENEFIT	1,444,876	—	1,444,876	—

NET INCOME	$2,254,152	$461,367	$3,057,406	$572,057

NET INCOME PER SHARE:
Basic	$0.11	$0.02	$0.15	$0.03

Diluted	$0.11	$0.02	$0.14	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,044,000	20,956,000	21,030,000	20,950,000

Diluted	21,305,000	21,338,000	21,464,000	21,176,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31, 2002	August 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,057,406	$572,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	708,175	1,101,406
Deferred income taxes	(1,440,262)	—
Changes in operating assets and liabilities:
Accounts receivable	1,266,040	280,342
Inventories	164,242	857,789
Other assets	43,042	(274,435)
Accounts payable	(387,345)	(499,706)
Accrued compensation	(244,703)	(32,056)
Other accrued liabilities	95,560	(328,263)
Deferred revenue	(15,000)	(348,365)

Net cash provided by operations:	3,247,155	1,328,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(290,274)	(283,338)
Payment of acquisition related income tax obligation	—	(1,545,649)

Net cash used in investing activities:	(290,274)	(1,828,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt	(267,639)	(256,093)
Proceeds from issuance of common stock	81,244	66,590

Net cash used in financing activities	(186,395)	(189,503)
NET INCREASE (DECREASE) IN CASH	2,770,486	(689,721)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258,836	5,346,525

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,029,322	$4,656,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,692	$70,663

Income taxes paid	$27,000	$1,545,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$177,980

Reversal of valuation allowance to paid in capital	$2,665,253	$—

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a technology company that provides patented component packaging technology to create high-density, space-saving surface mount electronic components. High-density design and manufacturing allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, Dense-Pac Microsystems, Inc. stockholders voted in favor of changing the Company name to DPAC Technologies Corp.

NOTE 2—Basis of Presentation

        The accompanying unaudited interim Condensed Financial Statements of DPAC as of August 31, 2002 and for the three and six months ended August 31, 2002 and 2001, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completed-year financial statements.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Operating results for the three and six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2003.

NOTE 3—Recent Accounting Pronouncements

        On March 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards, ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. As a result, the Company has ceased amortization of goodwill. The effect of the change in accounting during the three and six month periods ended August 31, 2002 was to increase net income by $194,000, or $0.01 per basic and diluted share, and by $388,000, or $0.02 per basic and diluted share, respectively.

	For the three months ended August 31,		For the six months ended August 31,
	2002	2001	2002	2001
Net income as reported	$2,254,152	$461,367	$3,057,406	$572,057
Add back amortization of goodwill	—	194,485	—	387,939

Adjusted net income	$2,254,152	$655,852	$3,057,406	$959,996

Net income per share, basic
As reported	$0.11	$0.02	$0.15	$0.03
Amortization of goodwill	—	0.01	—	0.02

Adjusted net income per share	$0.11	$0.03	$0.15	$0.05

Net income per share, diluted
As reported	$0.11	$0.02	$0.14	$0.03
Amortization of goodwill	—	0.01	—	0.02

Adjusted net income per share	$0.11	$0.03	$0.14	$0.05

        Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB") 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS No. 144 effective March 1, 2002, and such adoption did not have a material impact on the Company's financial statements.

NOTE 4—Stock Options

        The following table summarizes stock option activity under DPAC's 1985 and 1996 Stock Option Plans for the six months ended August 31, 2002:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 28, 2002	2,579,520	$.94 - 7.56	1,210,628

Granted	447,700	$3.10 - 3.50
Exercised	(63,000)	$1.00 - 2.56
Canceled	(31,250)	$1.00 - 6.00

Balance, August 31, 2002	2,932,970	$.94 - 7.56	1,607,629

        At August 31, 2002, a total of 3,024,515 shares were available for grant under all of the Company's stock option plans.

NOTE 5—Earnings Per Share

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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended August 31,
	2002	2001
Shares used in computing basic net income per share	21,044,000	20,956,000
Dilutive effect of stock options	261,000	382,000

Shares used in computing diluted net income per share	21,305,000	21,338,000
	Six months ended August 31,
	2002	2001
Shares used in computing basic net income per share	21,030,000	20,950,000
Dilutive effect of stock options	434,000	226,000

Shares used in computing diluted net income per share	21,464,000	21,176,000

NOTE 6—SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        Subsequent to the acquisition of Productivity Enhancement Products, Inc. ("PEP") in fiscal 2001, the Company began reporting results under three operating segments, the "Advanced Packaging Group", the "System Design Group" and the "Value Added Manufacturing Group" based on the structure of the two companies and the operating reports reviewed and used by the Company's CEO at that time. As the Company integrated PEP during fiscal 2002, the personnel, facilities, accounting systems, and overhead structures were combined with DPAC. The initially identified operating segments also began to combine and share resources, including facilities, management, and sales, production, and development personnel. As a result, the Company has discontinued the preparation of separate financial information for the three segments and Company's CEO is now reviewing financial information and making operational decisions based upon the Company as a whole. Due to these changes, the Company combined the previously reported three operating segments into single operating segment as of November 30, 2001 and expects to continue with such reporting structure in future periods.

        The Company had export sales (primarily to Western European customers) accounting for approximately 29% and 3% of net sales for the three months ended August 31, 2002 and 2001, and 22% and 3% for the six months ended August 31, 2002 and 2001, respectively.

NOTE 7—INCOME TAXES

        In the quarter ended August 31, 2002, the Company reversed a valuation allowance on its deferred tax assets totaling $4,359,715. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,665,253, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $1,444,876. This reversal is the result of the Company's recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods.

NOTE 8—COMMITMENTS AND CONTINGENTICIES

Legal Proceedings

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

        On February 8, 2001, the U.S. District Court for the Central District of California ruled that SimpleTech did not infringe DPAC's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability. As part of the ruling DPAC was awarded court costs. On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit.

        On March 5, 2002 the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower court's ruling that DPAC did not infringe on the SimpleTech patent and awarded DPAC court costs.

        On February 21, 2001, DPAC was served with a new complaint from SimpleTech, filed in U.S. District Court for the Central District of California, for an undetermined amount, alleging that DPAC's stacking technology infringes on SimpleTech's reissued stacking patent. DPAC intends to vigorously defend itself against these charges. The ultimate outcome or any resulting potential loss is not presently determinable.

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance.

        On September 9, 2002, the lawsuit filed on February 21, 2001 was dismissed without prejudice by joint stipulation of SimpleTech and DPAC. The lawsuit filed on September 23, 1998 is currently set for review with the U.S. Supreme Court.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Financial Statements, this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements, which reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Our web site is at www.DPACtech.com. The information on our website is not part of this report.

        Some of these factors include risks and uncertainties in regard to demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, the availability of capital to finance growth, and changes in gross margin as a result of changes in product mix toward commercial memory stacking where the Company purchases and sells the memory. These and other factors which could cause actual results to differ materially from those in the forward-looking statements are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended February 28, 2002 as filed with the SEC on May 28, 2002, under the headings "Risk Factors" and "Cautionary Statements." Such Cautionary Statements are incorporated herein by this reference. Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere. Additional cautionary statements are set forth below.

Concentration of Customers

        DPAC's customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC's revenues if one of our major customers was to be acquired, merge, consolidate, or close. There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. Also, during the three and six months ended August 31, 2002, sales to two major customers accounted for 30% and 29%, and 23% and 37%, respectively, of net sales. Accounts receivable from these two customers accounted for 25% of total net accounts receivable at August 31, 2002. During the three and six months ended August 31, 2001, sales to two major customers accounted for 35% and 24%, and 37% and 22%, respectively, of net sales. Accounts receivable from these two customers accounted for 50% of total net accounts receivable at August 31, 2001. Any reduction in purchases by such customers could have a material adverse effect on our results of operations.

Plans for Acquisition

        While we have no agreements or negotiations currently underway, we intend to pursue selective acquisitions to complement our internal growth. However, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. An inability to overcome problems encountered in connection with such acquisitions also could divert the attention of management, utilize scarce corporate resources and harm our business. Potential acquisitions also involve numerous risks, including, among others:

  •
  Problems assimilating the purchased operations, technologies or products;

  •
  Costs associated with the acquisition;

  •
  Adverse effects on existing business relationships with suppliers and customers;

  •
  Risks associated with entering markets in which we have no or limited prior experience;

  •
  Potential loss of key employees of purchased organizations; and

  •
  Potential litigation arising from the acquired company's operations before the acquisition.

Visability of Marketplace

        DPAC's visability into the marketplace is limited due to increasing consolidation within the semiconductor market. This consolidation has resulted in turmoil and uncertainty as to some future developments of technology. As a result, the risks are high that:

  •
  The semiconductor companies attempt or are successful in bringing stacking in-house, using not only pre-packaged parts, but also "die" level stacking;

  •
  Competitors introduce other stacking methodology;

  •
  Module manufacturers and semiconductor packaging companies develop in-house stacking services;

  •
  DRAM pricing create a volatile marketplace reducing the demand for stacking; and

  •
  The transition to new technology, such as fBGA packaging could eliminate the need for stacking.

        As a result, any of the above could have a negative effect on the financial performance of DPAC, potentially reducing revenues and/or placing future quarters into losses.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2002 and 2001

        Net Sales.    Net sales for the quarter ended August 31, 2002 increased by $2.7 million or 33% to $10.9 million from $8.2 million for the quarter ended August 31, 2001. The increase in net sales was primarily due to a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory. Stacking revenues containing purchased memory, or "memory stacking", involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases where the costs of memory chips are included in the sales price of products, the Company will purchase material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period to period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the second quarter of fiscal year 2003, approximately 70% was related to memory stacking and 13% to service stacking, as compared with 41% and 39%, respectively, in the second quarter of fiscal year 2002. The remaining sales are primarily related to the industrial, defense and aerospace sectors. The quantity of total commercial stacks shipped during the second quarter of fiscal year 2003 remained flat from the comparable period of the previous fiscal year. See "Forward-Looking Statements."

        Gross Profit.    Gross profit in the second quarter of fiscal 2003 increased by $403,000 or 16% from the comparable prior period. The increase in gross profit in absolute dollars is attributable to the increase in revenue offset by lower prices for stacking services. Gross profit as a percentage of sales decreased to 27% for the quarter ended August 31, 2002, as compared to 31% for the quarter ended August 31, 2001. The decrease in the gross margin percentage can primarily be attributed to the increased percentage of revenues from memory stacking, which has a lower gross margin than revenues derived from service stacking, due to low margins on the memory component of the sales price.

        The Company believes that it has been able to define a niche for products that use a unique proprietary stacking technology and has been marketing these products to a defined market. During the second quarter of fiscal year 2003, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. Additionally, the Company has numerous products that have been designed into industrial, defense and aerospace applications. DPAC is beginning to see some impact on its business due to the continued turmoil in the semiconductor industry and it is unknown at this time whether or not there will be a change in demand for these proprietary products. See "Forward-Looking Statements."

        Selling, General and Administrative.    Selling, general and administrative expenses increased in the second quarter of fiscal year 2003 by $287,000 or 21% from the second quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 15% of net sales for the quarter ended August 31, 2002 as compared to 17% for the same period in the prior fiscal year. The increase in absolute dollars in selling, general and administrative expenses is mainly attributed to increased levels of expense associated with compensation, legal fees, investor relations, and recruitment fees.

        Research and Development.    Research and development costs decreased by $26,000 or 5% for the quarter ended August 31, 2002 from the second quarter of the prior fiscal year. For the quarter ended August 31, 2002, research and development expense represented 4% of net sales as compared to 6% of net sales from the same quarter in the previous fiscal year. The amount in absolute dollars spent on research and development has remained relatively constant year over year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-Looking Statements."

        Interest.    For the three months ended August 31, 2002, interest income decreased by $7,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances. Interest expense decreased by $19,000 for the same period due to the decline in the amount of our debt balances, which are at fixed interest rates.

        Income Taxes.    During the quarter ended August 31, 2002, the Company recorded a net income tax benefit of $1,444,876 which reflects the reversal of a previously recorded valuation allowance against deferred income tax assets. This reversal is the result of the Company's recent sustained history of operating profitability and the prospects of the realization of the deferred tax benefits. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods. The effective income tax rate for the quarter ended August 31, 2001 was zero. The Company expects to record an income tax provision in future periods at approximately the statutory tax rates.

Six Months Ended August 31, 2002 and 2001

        Net Sales.    Net sales for the six months ended August 31, 2002 of $22.8 million increased by $7.2 million or 46% from $15.7 million for the six months ended August 31, 2001. The increase in net sales was primarily due to a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory, or memory stacking. Of total revenue in the first half of fiscal year 2003, approximately 70% related to memory stacking and 14% to service stacking, as compared with 42% and 31%, respectively, in the first half of fiscal year 2002. Additionally, the total quantity of stacks shipped during the first half of fiscal year 2003 increased by 34% over the same period in the previous fiscal year. This increase in units shipped was partially offset from a revenue perspective by a decrease in pricing for stacking services.

        Gross Profit.    Gross profit for the six months ended August 31, 2002 increased by $1.0 million or 21% from the same period in the previous fiscal year. The increase in gross profit is attributable to the increase in stacks shipped and partially offset by lower prices for stacking services. Gross profit as a percentage of sales decreased to 25% for the six months ended August 31, 2002, as compared to 30% for the same period in the prior fiscal year. The decrease in the gross margin percentage can primarily be attributed to the increased percentage of revenues from memory stacking, which has a lower gross margin than revenues derived from service stacking, due to low margins on the memory component on the sales price.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $337,000 or 12% for the six months ended August 31, 2002 as compared to the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 14% of net sales for the period ended August 31, 2002 as compared to 19% for the same period in the prior fiscal year. The increase in absolute dollars in selling, general and administrative expenses is primarily attributed to incurred acquisition search costs of $180,000, and increased levels of compensation expense, recruitment fees, insurance premiums, and investor relations. These increases were partially offset by lower legal fees and savings realized with the consolidation of facilities, completed in fiscal year 2002.

        Research and Development.    For the six months ended August 31, 2002, research and development, in terms of absolute dollars, remained almost constant as compared to the same period in the previous fiscal year. For the first half of fiscal year 2003, research and development expense represented 4% of net sales as compared to 6% of net sales for the same period in the previous fiscal year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-Looking Statements."

        Interest.    For the six months ended August 31, 2002, interest income decreased by $40,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances. Interest expense decreased by $27,000 for the same period due to the decline in the amount of our debt balances, which are at fixed interest rates.

        Income Taxes.    During the six months ended August 31, 2002, the Company recorded a net income tax benefit of $1,444,876 which reflects the reversal of a previously recorded valuation allowance against deferred income tax assets. This reversal is the result of the Company's recent sustained history of operating profitability and the prospects of the realization of the deferred tax benefits. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods. The effective income tax rate for the six months ended August 31, 2001 was zero. The Company expects to record an income tax provision in future periods at approximately the statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the six months ended August 31, 2002 and August 31, 2001 was from cash provided by operations. The Company believes that our working capital position, including cash and cash equivalents, and the expected cash flow from operations will be sufficient to meet the Company's operating cash needs for the next twelve months. Additionally, the Company has available at August 31, 2002 a credit facility for three million dollars from a financial institution, which we can utilize if the need should arise for additional working capital to support operations. The credit facility contains certain financial covenants, including minimum tangible net worth requirements. The Company was in compliance with all covenants at August 31, 2002. See "Forward-Looking Statements."

        Net cash provided by operating activities was approximately $3,247,000 during the six months ended August 31, 2002 and substantially consisted of net income, non-cash depreciation expense, and a decrease in accounts receivable, partially offset by an increase in deferred income taxes. For the six months ended August 31, 2001, net cash provided by operating activities was approximately $1,329,000 and consisted primarily of net income and non-cash depreciation and amortization expense.

        The Company purchased for cash approximately $290,000 and $283,000 in new equipment during the six months ended August 31, 2002 and 2001, respectively. The Company expects that it may incur additional lease debt with the acquisition of additional equipment during the next nine months. The Company expects that it will not acquire more than one million dollars in additional equipment for the remainder of the fiscal year. See "Forward-Looking Statements." The Company also paid a $1.5 million tax liability assumed in the Productivity Enhancement Products acquisition during the first quarter ended May 31, 2001.

        Net cash used in financing activities was approximately $186,000 and $190,000 for the six months ended August 31, 2002 and 2001, respectively, and principally relates to debt repayments offset by proceeds from the issuance of common stock.

New Accounting Pronouncements

        See Note 3 to financial statements in Item 1.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company invests excess cash in money market funds. Money market funds do not have maturity dates and do not present a material market risk. For the three-month period covered by this Report, interest expense was not sensitive to any changes in the general level of U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

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

        On February 8, 2001, the U.S. District Court for the Central District of California ruled that SimpleTech did not infringe DPAC's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability. As part of the ruling DPAC was awarded court costs. On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit.

        On March 5, 2002 the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower court's ruling that DPAC did not infringe on the SimpleTech patent and awarded DPAC court costs.

        On February 21, 2001, DPAC was served with a new complaint from SimpleTech, filed in U.S. District Court for the Central District of California, for an undetermined amount, alleging that DPAC's stacking technology infringes on SimpleTech's reissued stacking patent. DPAC intends to vigorously defend itself against these charges. The ultimate outcome or any resulting potential loss is not presently determinable.

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance.

        On September 9, 2002, the lawsuit filed on February 21, 2001 was dismissed without prejudice by joint stipulation of SimpleTech and DPAC. The lawsuit filed on September 23, 1998 is currently set for review with the U.S. Supreme Court.

Item 2—Changes in Securities

        None

Item 3—Defaults Upon Senior Securities

        None

Item 4—Controls and Procedures

        During the quarter ended August 31, 2002, we evaluated our disclosure controls and procedures and believe that they are effective in the timely recording, processing, summarizing and reporting material financial and non-financial information in our filings.

        During the quarter ended August 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during this period. We plan to continue our review process, including both internal and external audit examinations, as part of our evaluation of our disclosure controls and internal controls.

Item 5—Submission of Matters to a Vote of Security Holders

        None

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Cautionary Statements are incorporated herein by reference to pages 19 through 25, inclusive, of the Registrant's Form 10-K filed May 28, 2002 with the Securities and Exchange Commission.
	99.2	Certification of Chief Executive Officer and Chief Financial Officer.
	99.3	Silicon Valley Bank Loan Agreement
(b)	Reports on Form 8-K—No reports on Form 8-K were filed during the six months of fiscal year 2003 covered by this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)
October 14, 2002	By:	/s/ TED BRUCE
Date		Ted Bruce, Chief Executive Officer
October 14, 2002	By:	/s/ WILLIAM M. STOWELL
Date		William M. Stowell, Chief Financial Officer

CERTIFICATIONS

I, Ted Bruce, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DPAC Technologies Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002
/s/ TED BRUCE Ted Bruce Chief Executive Officer

I, William M. Stowell, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DPAC Technologies Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002
/s/ WILLIAM M. STOWELL William M. Stowell Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description
99.1	Cautionary Statements
99.2	Certification of Chief Executive Officer and Chief Financial Officer
99.3	Silicon Valley Bank Loan Agreement

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
DPAC Technologies Corp. Condensed Balance Sheets
DPAC Technologies Corp. Condensed Statements of Operations (Unaudited)
DPAC Technologies Corp. Condensed Statements of Cash Flows (Unaudited)
DPAC TECHNOLOGIES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities
  Item 3—Defaults Upon Senior Securities
  Item 4—Controls and Procedures
  Item 5—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX