Form 10-Q
period 2002-11-30
DPAC TECHNOLOGIES CORP
filed 2003-01-13
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	33-0033759
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7321 LINCOLN WAY
GARDEN GROVE, CALIFORNIA 92841
(Address of Principal Executive Offices) (Zip)

(714) 898-0007
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year
If Changed Since Last Report)

        Indicate by Check Mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by Check Mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of common stock, no par value, outstanding as of November 30, 2002 was 20,987,914.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DPAC Technologies Corp.
Condensed Balance Sheets

	November 30, 2002	February 28, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,795,335	$6,258,836
Accounts receivable, net	2,335,049	3,673,779
Inventories, net	689,942	1,172,384
Deferred income taxes	87,822	—
Prepaid expenses and other current assets	443,984	505,221

Total current assets	12,352,132	11,610,220
Property, net	4,075,944	4,580,929
Goodwill	4,528,721	4,782,921
Deferred income taxes	4,513,893	—
Other assets	269,461	367,283

	$25,740,151	$21,341,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$357,794	$472,577
Accounts payable	783,866	943,930
Accrued compensation	355,228	1,013,707
Other accrued liabilities	360,564	298,913
Deferred revenue	—	15,000

Total current liabilities	1,857,452	2,744,127
Capital lease obligations, less current portion	134,701	421,176
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock	24,924,931	24,868,200
Additional paid-in capital	2,665,253	—
Accumulated deficit	(3,842,186)	(6,692,150)

Total stockholders' equity	23,747,998	18,176,050

	$25,740,151	$21,341,353

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Operations
(Unaudited)

	For the quarter ended:		For the nine months ended:
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
NET SALES	$5,420,672	$6,260,637	$28,240,412	$21,915,100
COST OF SALES	3,963,255	3,892,869	21,038,640	14,817,637

GROSS PROFIT	1,457,417	2,367,768	7,201,772	7,097,463
COSTS AND EXPENSES:
Selling, general and administrative	1,350,370	1,112,238	4,603,073	4,028,225
Research and development	464,631	460,877	1,368,815	1,352,332
Amortization of goodwill	—	195,000	—	582,939

Total costs and expenses	1,815,001	1,768,115	5,971,888	5,963,496
INCOME (LOSS) FROM OPERATIONS	(357,584)	599,653	1,229,884	1,133,967

OTHER INCOME:
Interest income	25,996	42,868	94,750	151,274
Interest expense	(17,854)	(32,386)	(61,546)	(103,049)

Total other income	8,142	10,482	33,204	48,225
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(349,442)	610,135	1,263,088	1,182,192
INCOME TAX BENEFIT	142,000	—	1,586,876	—

NET INCOME (LOSS)	$(207,442)	$610,135	$2,849,964	$1,182,192

NET INCOME (LOSS) PER SHARE:
Basic	($0.01)	$0.03	$0.14	$0.06

Diluted	($0.01)	$0.03	$0.13	$0.06

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	21,007,000	20,934,000	21,018,000	20,945,000

Diluted	21,007,000	21,177,000	21,335,000	21,198,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30, 2002	November 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,849,964	$1,182,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,069,151	1,676,372
Deferred income taxes	(1,682,262)	—
Changes in operating assets and liabilities:
Accounts receivable	1,338,730	(127,848)
Inventories	482,442	240,945
Other assets	159,059	(4,481)
Accounts payable	(160,064)	552,127
Accrued compensation	(658,479)	(95,419)
Other accrued liabilities	61,651	(377,945)
Deferred revenue	(15,000)	(363,000)

Net cash provided by operations:	3,445,192	2,682,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(564,166)	(417,840)
Payment of acquisition-related income tax obligation	—	(1,545,649)

Net cash used in investing activities:	(564,166)	(1,963,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term debt	(401,258)	(387,661)
Proceeds from issuance of common stock	82,024	66,589
Repurchase of common stock	(25,293)	(106,488)

Net cash used in financing activities	(344,527)	(427,560)

NET INCREASE IN CASH	2,536,499	291,894
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258,836	5,346,525

CASH & CASH EQUIVALENTS, END OF PERIOD	$8,795,335	$5,638,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$61,546	$103,049

Income taxes paid	$30,155	$1,545,000

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$177,980

Reversal of valuation allowance to paid-in capital	$2,665,253	$—

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a technology company that provides patented component packaging technology to create high-density, space-saving surface mount electronic components. High-density design and manufacturing allows our customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, Dense-Pac Microsystems, Inc. stockholders voted in favor of changing the Company name to DPAC Technologies Corp.

NOTE 2—Concentration of Customers

        DPAC's customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC's revenues if one of our major customers were to be acquired, merge, consolidate, or close. There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. Also, during the three and nine months ended November 30, 2002, sales to two major customers accounted for 35% and 18%, and 37% and 22%, respectively, of net sales. Accounts receivable from these two customers accounted for 20% of total net accounts receivable at November 30, 2002. During the three and nine months ended November 30, 2001, sales to two major customers accounted for 20% and 30%, and 33% and 25%, respectively, of net sales. Accounts receivable from these two customers accounted for 34% of total net accounts receivable at November 30, 2001. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on our results of operations.

NOTE 3—Basis of Presentation

        The accompanying unaudited interim Condensed Financial Statements of DPAC as of November 30, 2002 and for the three and nine months ended November 30, 2002 and 2001, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completed-year financial statements.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Operating results for the three and nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2003.

NOTE 4—Recent Accounting Pronouncements

        On March 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards, ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead, are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. As a result, the Company has ceased amortization of goodwill. The effect of the change in accounting during the three and nine-month periods ended November 30, 2002 was to increase, relative to the net amounts obtained under the prior accounting practices, net income by $195,000, or, approximately, $0.01 per basic and diluted share, and by $583,000, or, approximately, $0.02 per basic and diluted share, respectively.

        SFAS No. 142 also required the Company to perform a transition impairment test for goodwill by determining if the fair value of the Company's reporting units is less than the carrying value of the reporting units. The Company completed the transition impairment testing during the quarter ended May 31, 2002 and determined that it did not have a transition impairment of goodwill. The Company will perform subsequent annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of goodwill.

	For the three months ended November 30,		For the nine months ended November 30,
	2002	2001	2002	2001
Net income (loss) as reported	$(207,442)	$610,135	$2,849,964	$1,182,192
Add back amortization of goodwill	0	195,000	0	582,939

Adjusted net income (loss)	$(207,442)	$805,135	$2,849,964	$1,765,131

Net income (loss) per share, basic
As reported	$(0.01)	$0.03	$0.14	$0.06
Amortization of goodwill	0.00	0.01	0.00	0.02

Adjusted net income (loss) per share	$(0.01)	$0.04	$0.14	$0.08

Net income (loss) per share, diluted
As reported	$(0.01)	$0.03	$0.13	$0.06
Amortization of goodwill	0.00	0.01	0.00	0.02

Adjusted net income (loss) per share	$(0.01)	$0.04	$0.13	$0.08

Basic shares	21,007,000	20,934,000	21,018,000	20,945,000
Diluted shares	21,007,000	21,177,000	21,335,000	21,198,000

        In August 2001, the Financial Accounting Standards Board, (FASB) issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS

No. 144 effective March 1, 2002, and such adoption did not have a material impact on the Company's financial statements.

        In July 2002, The FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 but expects that the adoption of SFAS 146 will not have a material impact on its results of operations and financial position.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS No. 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

NOTE 5—Stock Options

        The following table summarizes stock option activity under DPAC's 1985 and 1996 Stock Option Plans for the nine months ended November 30, 2002:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 28, 2002	2,579,520	$ .94—7.56	1,210,628

Granted	503,500	$1.39—3.50
Exercised	(63,500)	$1.00—2.56
Cancelled	(62,750)	$1.00—6.00

Balance, November 30, 2002	2,956,770	$ .94—7.56	1,767,504

        At November 30, 2002, a total of 3,000,215 shares were available for grant under all of the Company's stock option plans.

NOTE 6—Earnings (Loss) Per Share

        The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted-average number of shares outstanding, if dilutive.

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended November 30,
	2002		2001
Shares used in computing basic net income per share	21,007,000		20,934,000
Dilutive effect of stock options		(1)	243,000

Shares used in computing diluted net income per share	21,007,000		21,177,000

	Nine months ended November 30,
	2002		2001
Shares used in computing basic net income per share	21,018,000		20,945,000
Dilutive effect of stock options	317,000		253,000

Shares used in computing diluted net income per share	21,335,000		21,198,000

(1)
Potential common shares of 151,000 have been excluded from diluted weighted average common shares for the three-month period ended November 30, 2002, as the effect would be anti-dilutive.

NOTE 7—Segment Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        As the Company's CEO reviews financial information and makes operational decisions based upon the Company as a whole, the Company reports as a single segment.

        The Company had export sales (primarily to Western European customers) accounting for approximately 19% and 9% of net sales for the three months ended November 30, 2002 and 2001, and 21% and 4% for the nine months ended November 30, 2002 and 2001, respectively.

NOTE 8—Income Taxes

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

NOTE 9—Commitments and Contingenticies

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

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance.

        On September 9, 2002, the lawsuit filed on February 21, 2001 was dismissed without prejudice by joint stipulation of SimpleTech and DPAC. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Consolidated Financial Statements, this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements, which reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Our website is at www.DPACtech.com. The information on our website is not part of this Report.

        Some of these factors include risks and uncertainties in regard to demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, the availability of capital to finance growth, and changes in gross margin as a result of changes in product mix toward commercial memory stacking where the Company purchases and sells the memory. These and other factors, which could cause actual results to differ materially from those in the forward-looking statements, are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended February 28, 2002 as filed with the Securities and Exchange Commission on May 28, 2002, under the headings "Risk Factors" and "Cautionary Statements." Such Cautionary Statements are incorporated herein by this reference. Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere. Additional cautionary statements are set forth below.

Concentration of Customers

        DPAC's customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC's revenues if one of our major customers was to be acquired, merge, consolidate, or close. There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. Also, during the three and nine months ended November 30, 2002, sales to two major customers accounted for 35% and 18%, and 37% and 22%, respectively, of net sales. Accounts receivable from these two customers accounted for 20% of total net accounts receivable at November 30, 2002. During the three and nine months ended November 30, 2001, sales to two major customers accounted for 20% and 30%, and 33% and 25%, respectively, of net sales. Accounts receivable from these two customers accounted for 34% of total net accounts receivable at November 30, 2001. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on our results of operations.

Plans for Diversification

        While we have no agreements or negotiations currently underway, we intend to pursue diversification (which could include acquisitions), that will expand our company's plans for internal growth. The company's plan for diversification includes, but is not limited to partnerships, joint ventures, acquisitions, marketing and production agreements. However, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. An inability to overcome problems encountered in connection with such acquisitions also could divert the attention of management, utilize scarce corporate resources and harm our business. Potential acquisitions also involve numerous risks, including, among others:

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

Visibility of Marketplace

        DPAC's visibility into the marketplace is limited due to increasing consolidation within the semiconductor market. This consolidation has resulted in turmoil and uncertainty as to some future developments of technology. As a result, the risks are high that:

  •
  The semiconductor companies may attempt or may be successful in bringing stacking in- house, using not only pre-packaged parts, but also "die" level stacking;

  •
  Competitors may introduce other stacking methodology;

  •
  Module manufacturers and semiconductor packaging companies may develop in-house stacking services;

  •
  DRAM pricing may create a volatile marketplace reducing the demand for stacking; and

  •
  The transition to new technology, such as fBGA packaging could eliminate the need for stacking.

        As a result, any of the above could have a negative effect on the financial performance of DPAC, potentially reducing revenues and/or placing future quarters into losses.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2002 and 2001

        Net Sales.    Net sales for the quarter ended November 30, 2002 decreased by $840,000 or 13% to $5.4 million from $6.3 million for the quarter ended November 30, 2001. The decrease in net sales was primarily due to a 27% decrease in unit volume shipments of commercial stacks during the third quarter from the comparable prior-year period, as a result of competitive pressures and market place consolidation. The reduction in units shipped was partially offset by a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory. Stacking revenues containing purchased memory, or "memory stacking", involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases where the costs of memory chips are included in the sales price of products, the Company will purchase material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the third quarter of fiscal year 2003, approximately 53% was related to memory stacking and 23% to service stacking, as compared with 33% and 45%, respectively, in the third quarter of fiscal year 2002. The remaining sales are primarily related to the industrial, defense and aerospace sectors.

        The Company believes that it has been able to define a niche for products that use a unique proprietary stacking technology and has been marketing these products to a defined market. During the third quarter of fiscal year 2003, the Company continued its offering of commercial products and focused on those products that relate to the Company's proprietary packaging technology. Additionally, the Company has numerous products that have been designed into industrial, defense and aerospace applications. DPAC is beginning to see some impact on its business due to competitive products and technologies, and the continued turmoil in the semiconductor industry, and it is unknown at this time whether or not there will be a change in demand for these proprietary products. See "Forward-Looking Statements."

        Gross Profit.    Gross profit in the third quarter of fiscal year 2003 decreased by $910,000 or 38% from the comparable prior-year period. Gross profit as a percentage of sales decreased to 27% for the quarter ended November 30, 2002, as compared to 38% for the quarter ended November 30, 2001. The decrease in gross profit in absolute dollars and as a percentage of sales is attributable to the decrease in revenues and the increased percentage of revenues from memory stacking. Memory stacking has a lower gross margin than revenues derived from service stacking, due to low margins on the memory component of the sales price.

        Selling, General and Administrative.    Selling, general and administrative expenses increased in the third quarter of fiscal year 2003 by $238,000 or 21% from the third quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 25% of net sales for the quarter ended November 30, 2002 as compared to 18% for the same period in the prior fiscal year. The increase in absolute dollars in selling, general and administrative expenses is mainly attributed to increased levels of expense associated with compensation, legal fees, acquisition search costs and insurance.

        Research and Development.    Research and development costs increased by $4,000 or 1% for the quarter ended November 30, 2002 from the third quarter of the prior fiscal year. For the quarter ended November 30, 2002, research and development expense represented 9% of net sales as compared to

7% of net sales from the same quarter in the previous fiscal year. The amount in absolute dollars spent on research and development has remained relatively constant year over year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-Looking Statements."

        Interest.    For the three months ended November 30, 2002, interest income decreased by $17,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances. Interest expense decreased by $15,000 for the same period due to the decline in the amount of our debt balances, which are at fixed interest rates.

        Income Taxes.    During the quarter ended November 30, 2002, the Company recorded a net income tax benefit at the rate of 40% or $142,000. The effective income tax rate for the quarter ended November 30, 2001 was zero. The difference in tax rates is attributed to the fact that, in the prior-year comparable quarter, the Company had a full valuation allowance against deferred income tax assets. This valuation allowance was reversed in the quarter ended August 31, 2002 as a result of the Company's recent sustained history of operating profitability and the prospects of the realization of the deferred tax benefits. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods. The Company expects to record income taxes in future periods at approximately the statutory tax rates.

Nine Months Ended November 30, 2002 and 2001

        Net Sales.    Net sales for the nine months ended November 30, 2002 of $28.2 million increased by $6.3 million or 29% from $21.9 million for the nine months ended November 30, 2001. The increase in net sales was primarily due to a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory, or memory stacking. Of total revenue in the first nine months of fiscal year 2003, approximately 67% related to memory stacking and 15% to service stacking, as compared with 39% and 35%, respectively, in the first nine months of fiscal year 2002. Additionally, the total quantity of stacks shipped during the first nine months of fiscal year 2003 increased by 9% over the same period in the previous fiscal year. This increase in units shipped was partially offset from a revenue perspective by a decrease in pricing for stacking services.

        Gross Profit.    Gross profit for the nine months ended November 30, 2002 increased by $104,000 or 2% from the same period in the previous fiscal year. The increase in gross profit is attributable to the increase in stacks shipped and partially offset by lower prices for stacking services. Gross profit as a percentage of sales decreased to 26% for the nine months ended November 30, 2002, as compared to 32% for the same period in the prior fiscal year. The decrease in the gross margin percentage can primarily be attributed to the increased percentage of revenues from memory stacking, which has a lower gross margin than revenues derived from service stacking, due to low margins on the memory component on the sales price.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $575,000 or 14% for the nine months ended November 30, 2002, as compared to the same period in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 16% of net sales for the period ended November 30, 2002, as compared to 18% for the same period in the prior fiscal year. The increase in absolute dollars in selling, general and administrative expenses is primarily attributed to incurred acquisition search costs of $230,000, and increased levels of compensation expense, recruitment fees, insurance premiums, and investor relations. These increases were partially offset by lower legal fees and savings realized with the consolidation of facilities, completed in fiscal year 2002.

        Research and Development.    For the nine months ended November 30, 2002, research and development, in terms of absolute dollars, increased slightly as compared to the same period in the previous fiscal year. For the first nine months of fiscal year 2003, research and development expense represented 5% of net sales as compared to 6% of net sales for the same period in the previous fiscal year. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-Looking Statements."

        Interest.    For the nine months ended November 30, 2002, interest income decreased by $57,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances. Interest expense decreased by $42,000 for the same period due to the decline in the amount of our debt balances, which are at fixed interest rates.

        Income Taxes.    During the nine months ended November 30, 2002, the Company recorded a net income tax benefit of $1,587,000, of which $1,444,876 reflects the reversal of a previously recorded valuation allowance against deferred income tax assets. This reversal is the result of the Company's recent sustained history of operating profitability and the prospects of the realization of the deferred tax benefits. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods. The effective income tax rate for the nine months ended November 30, 2001 was zero. The Company expects to record income taxes in future periods at approximately the statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the nine months ended November 30, 2002 and November 30, 2001 was from cash provided by operations. The Company believes that our working capital position, including cash and cash equivalents, and the expected cash flow from operations will be sufficient to meet the Company's operating cash needs for the next 12 months. Additionally, the Company has available at November 30, 2002 a credit facility for $3 million from a financial institution, which we can utilize if the need should arise for additional working capital to support operations. The credit facility contains certain financial covenants, with which the Company was in full compliance with at November 30, 2002. See "Forward-Looking Statements."

        Net cash provided by operating activities was approximately $3,445,000 during the nine months ended November 30, 2002 and substantially consisted of net income, non cash depreciation expense, and a decrease in accounts receivable, partially offset by an increase in deferred income taxes. For the nine months ended November 30, 2001, net cash provided by operating activities was approximately $2,683,000 and consisted primarily of net income and non-cash depreciation and amortization expense.

        The Company purchased for cash approximately $564,000 and $418,000 in new equipment during the nine months ended November 30, 2002 and 2001, respectively. Additionally, the Company paid a $1.5 million acquisition related income tax obligation during the first quarter ended May 31, 2001. The Company expects that it may incur additional lease debt with the acquisition of additional equipment during the next 12 months. The Company expects that it will not acquire more than $1 million in additional equipment for the remainder of the fiscal year. See "Forward-Looking Statements."

        Net cash used in financing activities was approximately $345,000 and $428,000 for the nine months ended November 30, 2002 and 2001, respectively, and principally relates to debt repayments offset by proceeds from the issuance of common stock.

New Accounting Pronouncements

        See Note 4 to financial statements in Item 1.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company invests excess cash in money market funds. Money market funds do not have maturity dates and do not present a material market risk. For the three-month period covered by this Report, interest expense was not sensitive to any changes in the general level of United States interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

ITEM 4. Controls and Procedures.

        The Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures within 90 days prior to the filing date of this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        We did not make any significant changes, nor take any corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to such date of their evaluation. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

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

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance.

        On September 9, 2002, the lawsuit filed on February 21, 2001 was dismissed without prejudice by joint stipulation of SimpleTech and DPAC. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration.

Item 2—Changes in Securities and Use of Proceeds

        None

Item 3—Defaults Upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

        None

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	Cautionary Statements are incorporated herein by reference to pages 19 through 25, inclusive, of the Registrant's Form 10-K filed May 28, 2002 with the Securities and Exchange Commission.
99.2	Certification of Chief Executive Officer and Chief Financial Officer.
  (b)
  Reports on Form 8-K—No reports on Form 8-K were filed during the three months of fiscal year 2003 covered by this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

January 13, 2003 Date	By:	/s/ TED BRUCE Ted Bruce Chief Executive Officer

January 13, 2003 Date	By:	/s/ WILLIAM M. STOWELL William M. Stowell Chief Financial Officer

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: January 13, 2003

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: January 13, 2003

/s/ WILLIAM M. STOWELL William M. Stowell Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description
99.1	Cautionary Statements
99.2	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements.
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
NOTES TO CONDENSED FINANCIAL STATEMENTS
  ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX