Form 10-K
period 2003-02-28
DPAC TECHNOLOGIES CORP
filed 2003-05-29
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2003
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant on August 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, (based on closing price per share on that date as reported on NASDAQ), was $40,213,619.

        Number of shares of registrant's Common Stock outstanding at April 30, 2003: 20,987,914 shares

Documents Incorporated By Reference

        Portions of the registrant's Definitive Proxy Statement relating to the Registrant's 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended February 28, 2003

PART I

FORWARD-LOOKING INFORMATION

        Our current views and all forward-looking statements about us will be subject to material change as a result of risks and uncertainties. Under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are numerous forward-looking statements. Anything contained in this Form 10-K is considered "forward-looking" within the meaning of the securities laws, except to the extent it relays facts about past events. We base our forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors discussed under various headings in this Report and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking statements. Certain factors that could cause a material difference in our actual results are discussed in the sections entitled "Business," "Legal Proceedings," "Risk Factors," "Certain Factors That May Affect Future Results" or "Cautionary Statements" below, or elsewhere herein. Please read all other information in this Form 10-K in conjunction with all of the factors described in these Sections.

ITEM 1: BUSINESS

General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a technology company that designs and manufactures high-density stacked memory packages and is developing and investing in a new line of wireless industry products. We incorporated as a California corporation on September 7, 1983. In August 2001, we changed our name from Dense-Pac Microsystems, Inc. to DPAC Technologies Corp. Our web site is at www.DPACtech.com. The information on our web site is not part of this report.

        High-density design and manufacturing allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics.

        During the fiscal year, the Company announced that it had entered the wireless marketplace with plans for a new product line. The entry into the wireless market may combine DPAC's expertise in high-density packaging with the need of the marketplace for wireless products. The initial product line for entry to this marketplace has been identified, but no prototypes have yet been built and the products are not under production.

        Our high-density stacked memory products are designed to reliably increase memory density at the system level by reducing space, cost, weight and power requirements. DPAC introduced a new stacking product, the DuraStack™, during the fiscal year. The DuraStack™ stacking concept improves on the Company's current technology in size, cost and performance. Full production of the DuraStack™ technology is expected to ramp up during fiscal year 2004. In our commercial business, we may either receive consigned memory or purchase memory under fixed terms from a variety of manufacturers, and we incorporate the memory devices into high-density products utilizing our process technology and our advanced package designs. Our products range from monolithic semiconductors to patented, high-density, three-dimensional plastic or ceramic memory products.

        Currently, the majority of our products are memory solution related. A memory module is a miniaturized memory subsystem that can consist of numerous memory devices plus support chips in a component only a few times larger than a conventionally packaged integrated circuit. Our proprietary packaging technology enables memory systems to be designed with significantly more memory in a given surface area than can be accomplished with conventional packaging techniques. The module approach to memory packaging allows the elimination of most of the printed circuit boards as well as their mating connectors, resulting in smaller, lighter and less expensive digital systems. Also, since the electrical signals have less distance to travel, operating speeds are enhanced.

        We offer a custom product line of ceramic and plastic memory custom modules with a variety of capabilities targeted to meet market requirements. Our standard memory custom modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM). Due to the various configurations and applications of our products, prices per module range from less than $5 for commercial custom modules to over $1,000 for high-end military specification custom modules.

        High-density packaging is used in numerous applications within the electronics industry. During the past 20 years, advances have been made in reducing size and increasing performance at the integrated circuit level (LSI, VLSI, etc.). However, high pin count, complex semiconductors with adequate testing methods have reached levels that make performance both difficult and costly to achieve.

        In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density memory chips to achieve the same performance levels as newer, more expensive, high-density memory chips. For example, the Company can emulate a 512-Megabit DRAM by stacking two 256-Megabit DRAMs. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 256 Megabit DRAMs) instead of a single higher price chip (e.g., 512-Megabit DRAM).

        We are able to offer customers leading edge memory products by packaging the highest capacity memory chips that are commercially available. Future generations of this technology could produce even greater memory configurations on a standard circuit board configuration. Because of the rapid technological advances, our products are subject to obsolescence or price erosion as new chips with the same or greater density as custom modules are continuously introduced. This results in our products having relatively short life cycles and the need to continually develop new products which incorporate the latest semiconductor technologies.

        During the fiscal year, as stated above, the Company began an investment into a future product line for the wireless marketplace. The wireless product targets the identified growth opportunities in embedded and industrial applications, where we believe the Original Equipment Manufacturer (OEM) customers have a need for an integrated local area wireless solution. The wireless product line is new for DPAC, but could utilize DPAC's expertise in packaging capabilities. The product line has been planned but prototypes have not been developed. The Company will continue to invest in this product line and may identify other potential opportunities.

        On October 26, 2000, we acquired all of the outstanding common stock of Productivity Enhancement Products, Inc. (PEP). The acquisition was accounted for as a purchase and resulted in goodwill of $5,881,000. In September 2001, the legal corporate entity of PEP was dissolved and the assets and related liabilities were transferred to DPAC. The PEP entity was then integrated with the DPAC engineering department and now is developing the wireless product line. Goodwill in the amount of $1,028,000 has been amortized from the purchase date through February 28, 2002. Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets. Annually we will test goodwill for impairment under the requirements of SFAS No.142 and impairment would result in a charge against earnings; however, we will no longer amortize goodwill related to the acquisition.

Business Strategy

        Our principal business objective is to be a recognized leader in the specialty electronics and wireless markets by supplying high value products and services using unique technologies, processes and expertise. As technical experts, we enable our customers to develop and maintain a position of leadership. We are market-directed to leverage our core competencies in technologies, processes and expertise by providing exceptional customer service. Some of the elements of our business strategy include:

          MAINTAIN TECHNOLOGY LEADERSHIP IN ADVANCED PACKAGING TECHNIQUES. We believe we are one of the leaders in the design of three-dimensional stacked integrated circuit products, and we are currently advancing in developing new packaging techniques. New technologies, such as the DuraStack™, provide us a competitive edge. Our ceramic stack and commercial plastic stack products both have patented processes for their configuration as well as the automated process for volume production. We intend to continue developing these and other advanced technologies in order to enhance our competitive position.

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

          TARGET HIGH VOLUME OEM AND MODULE MANUFACTURERS AS CUSTOMERS. We believe that our technology can increase the overall performance of systems and their integrated parts. We are structured to support potentially large opportunities in growing markets, not only the module manufacturers but also the OEM providers. This structuring includes a specialized and focused "solution" approach to sales and marketing to OEM markets and the establishment of prototype design teams to custom design and quickly deliver prototype products to these customers.

          PURSUE STRATEGIC RELATIONSHIPS AND LICENSE OUR CURRENT TECHNOLOGY. We intend to pursue strategic relationships in order to expand sales and broaden our product offerings. We intend to pursue licensing of our technology to third parties which could increase the overall market penetration of our technology.

          BECOME PREMIER SOLUTION PROVIDER. We intend to pursue OEM system producers with the desire and need to make wireless systems from their products.

          QUICKLY DELIVER NEW PROTOTYPE PRODUCTS TO CUSTOMERS. We offer unique designs that satisfy our customers' needs. We continue to offer quick, effective solutions to customers, through the work of a specially assigned design team.

Three-dimensional Stacking Products

        Beginning in the early 1990's, we introduced a new patented packaging technology which allows use of the "Z" axis (the third dimension) to further increase density over what had been available in the market. In three-dimensional packaging, individual memory and other integrated circuits are stacked one on the other, and horizontally interconnected. Our "stacking" products are to computers what skyscrapers are to real estate, enabling more efficient use of a given space by expanding memory capacity and speed on less circuit board space. For example, this stacking technology could permit us to increase the amount of memory in a single footprint by two, four or eight times depending on the number of memory devices placed in the stack. This technique increases memory board density significantly over conventional packaging techniques and has particular advantages in applications where high memory capacity, efficiencies and space are critical; such as, servers, routers and switches with limited memory slots and communications devices.

        We commenced shipments of three-dimensional ceramic stacked products in 1990. Initially, all of the stacked products were manufactured on ceramic substrates in order to withstand extreme temperature and vibration ranges and adverse environmental conditions. These products are used primarily in military, aerospace and high reliability industrial applications such as satellites, down hole drilling and engine control blocks. The products are available in multiple speed ranges of SRAM, flash and DRAM.

        During the fiscal year 1998, we introduced several new products designed around our patented stacking process. The technology was known as "M-Densus", and is currently being call "L-P Stack™". The L-P Stack is a family of interchangeable memory stacks that, regardless of their density or size, can fit inside the same space, or footprint, on the memory board. The L-P Stack enables design engineers to upgrade TSOP (thin small outline package) memory in their products without redesigning the memory board. This reduces both the time and expense associated with memory enhancement. We had also introduced several other high-density products, applicable to both our military market and our commercial market. The Company determined that in most instances, the customer would be required to provide the memory for the stacking application or to agree to pay us a set price for the memory component, which would be determined prior to acceptance of the order, in order to reduce our potential exposure to market fluctuations of the DRAM component pricing. We identified the commercial stacking of unique patented memory devices as our product niche.

        During fiscal year 2003, we introduced a new stacking technology, known as the DuraStack™. This stacking technology encompasses the current technology but in a much more concise package. We feel that this product will replace L-P Stack™ and address more market opportunities. DuraStack™ is still in the prototype stage and full production of this product has not yet started. There are still risks related to the acceptance of DuraStack™ in this market and in the production methods and costs arising from the successful launch of the product.

        The commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high-density applications. These could include high-end workstations, network servers and data markets. For example, high-end workstations produced by Sun Microsystems, IBM, Hewlett Packard, and Compaq have the need for increased density.

        The LP-Stack products also have the capability to combine various types of chips such as SRAMs, DRAMs, flash memory and microprocessors, to expand performance and versatility.

        Stacking semiconductor devices in plastic packages is an economical method to increase the efficiency, density and integrated circuit capability of existing technology.

Standard Products

        We offer a standard product line of ceramic custom modules, plastic memory stacks and custom modules with a variety of capabilities may require market requirements. Our standard memory custom modules incorporate SRAM, EPROM, EEPROM, including flash technology, and DRAM. We also offer commercial products for military applications, known as "commercial-off-the-shelf" (COTS). Due to the various configurations and applications of our products, prices per module range from less than $5 for commercial custom modules to over $1,000 for high-end military specification custom modules.

Utilizing Our Design Capabilities to Enter the Wireless Marketplace

        We have announced our intention to develop a new product line in the wireless marketplace. DPAC is developing wireless products which may require specialized density, size and performance standards. An important aspect of our business is the ability to design and manufacture products. Our wireless design capabilities are expected to provide us with an ongoing source of new standard products to sell directly to OEM's in various industries.

Research and Development; Patents and Technology Rights

        We are involved in research and development for advanced packaging techniques, including wafer/die memory integration, innovative three-dimensional stacking, mixed memory technologies, strategic relations for development of new products and wireless products. Our research and development expertise contributes to our custom design capabilities as discussed above. Our product development activities are solution driven, and our goal is to create technological advancements by working with customers to develop advanced cost effective products that solve the customers' specific requirements.

        A majority of our technology and processes are covered by existing patents or patent applications. We currently have 19 patents covering products and processes. Our ceramic stacking technology is covered by a U.S. patent that will expire in 2007. DPAC applied for 13 U.S. and foreign patents for the year ended February 28, 2003. Currently there are over 31 new applications for products and processes before the patent office. This compares to 22 patent filings in the prior fiscal year. The patents pending or new patent applications cover new areas such as processes in automating the manufacture of high-density commercial product and ball grid array stacking technology. To try to protect our intellectual properties, we intend to continue to pursue patents on our processes and technologies. Simultaneously, as an integral part of our strategic plan, we may create new business opportunities through the licensing of these patents.

        These patents and applications may not afford our products any competitive advantage. Our patents may be challenged or circumvented by third parties. Patents issued to others have adversely affected the development or commercialization of our products. (See the discussion in Item 3, relating to legal proceedings involving the defense of our patents.) The semiconductor packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of only three to five years or less. Our future success will depend on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

        In order to obtain large orders for our products from OEMs, we may sometimes be required to provide manufacturing licenses to third parties on a royalty basis as second sources to ensure that the customer's requirements are met. Such second sources could potentially compete directly or indirectly with us for customers depending on the scope of their license along with other competitive factors.

        Research and development expenses were approximately $2,061,000, $1,878,000 and $1,641,000 in fiscal years 2003, 2002 and 2001, respectively. Research and development will continue to be an important element of the ongoing plans of the Company.

Marketing and Customers

        We market certain of our products to military, aerospace and commercial customers that require high reliability, high density and high performance. Our military/aerospace customers use our products in high performance weapons, avionics and communications systems. Our commercial markets are in the areas of computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial business is characterized by more competition and a higher risk of inventory obsolescence. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' memory requirements. As a result, commercial products have typically had a three to five-year life and significant price erosion over the life of a product, whereas military/aerospace products typically have had a four-to-eight-year, or longer, life.

        We market our products throughout the world directly through our own sales staff and through independent sales representatives. Sales representatives obtain orders on an agency basis and shipments are made by us directly to the customer. The sales representatives receive a commission on sales of our products within their territories and are typically for selling into the industrial, defense and aerospace marketplace.

        In fiscal year 2003, approximately 23% of our sales were export sales primarily to a single customer, as compared to 12% in fiscal year 2002. Foreign sales are made in U.S. dollars. Our foreign sales were made primarily to Western Europe and are attributable to the addition of a significant new customer during fiscal year 2002. The increase was due primarily to sales to this significant customer in fiscal year 2003. Specific demand shifts by customers could result in significant changes in our export sales from year to year.

Manufacturing and Supplies

        The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. Either we or our customer purchases packaged and/or un-packaged parts from various semiconductor vendors, depending on the customer requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. We have these unpackaged chips packaged in LCCs by an assembly house. We then perform final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

        We electronically test our products at various stages in the assembly process to meet military or other customer specifications, and we perform high temperature burn-in on military, avionics and industrial grade products.

        Ceramic substrate products are hermetically sealed, resulting in a product which can withstand extreme temperature ranges and exposure to adverse environmental conditions such as moisture and corrosives. Ceramic products are typically used in military and aerospace applications. Plastic products, because they use plastic-molded parts, are lower cost, have a shorter life span and are used in benign environments. Plastic products are typically used in commercial applications such as servers, switches and routers.

        We purchase raw materials and components from several material suppliers, but we do not have any supply agreements. Although alternative suppliers have been available, a significant unplanned event at a major supplier or assembly house could have an adverse impact on our operations. The market for memory devices is characterized by periodic shortages, which can adversely impact our costs and/or ability to timely ship products.

        Our manufacturing capacity for the LP-Stack is encompassed by three automated commercial lines, which are currently adequate to support large volume production. If we require additional production facilities, we believe that our licensees will have short-term capacity to produce finished products until we set up additional production lines in-house. Our capacity for the DuraStack™ is currently manual and sufficient for current prototype requirements. New production lines will be required for automated volume production of the DuraStack™ technology.

License Agreements

        A minor portion of our revenue is generated from license agreements that we have entered into with various customers. These agreements provide for the payment of royalties to us based on using DPAC's technology or the right to sell determined products into the marketplace. During fiscal year 2003, royalty revenue represented less than 1% of total revenues as compared to 2% in fiscal year 2002 and 4% in fiscal year 2001.

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

Competition

        There are memory companies or OEM's that offer or are in the process of developing three-dimensional products, including ChipPac, Amcor, Staktek, Samsung, Infineon, Elpedida and others. Some of these companies have greater financial, manufacturing and marketing capabilities than we have. We could also experience competition from established and emerging computer memory companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

        We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

        We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

        In the wireless area, the semiconductor or producer could change strategy to go after lower volume applications. Module manufactures might leverage current relations to expand their offerings. Additionally, system producers could choose to do their wireless development themselves. A host of new start-ups could focus on specific applications segments and integrators could use their engineering and manufacturing to provide solutions.

        For our legacy business using advanced component packaging for the industrial, defense and aerospace industry, there are many small suppliers and we compete with companies such as, White Electronics, Austin Semiconductor and some silicon providers.

        The principal competitive factors in the memory module market include product reliability, product performance characteristics, the ability to meet the customer's product needs and delivery requirements, and price. Memory suppliers are required to supply a complete solution, thereby controlling the OEM channel. DPAC believes it competes favorably with respect to all of these factors. Our commercial business is characterized by more intense competition, with the most important factors being price and the ability to meet short development and delivery schedules. Many of DPAC's competitors have greater financial, technical and personnel resources than DPAC.

Environmental Matters

        We are not aware of any claims or investigations related to environmental matters that have materially affected or are expected to materially affect our business.

Employees

        At April 30, 2003, we had 105 full-time employees, of which 20 were engaged in engineering, 57 in manufacturing, production and testing, 8 in quality assurance, 9 in marketing/sales and 11 in management and administration. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2: PROPERTIES

        Our executive offices and manufacturing facilities consist of 37,060 square feet in an industrial park in Garden Grove, California. The lease expires January 31, 2004 and provides for an effective monthly rent of $32,778.

        We also lease a facility in Laguna Hills, California, which consists of 12,886 square feet in an industrial park. The lease expires August 15, 2003 and provides for an effective monthly rate of $17,396. This facility is currently sublet to third parties.

ITEM 3: LEGAL PROCEEDINGS

        On September 23, 1998, DPAC Technologies Corp. was served with a complaint from SimpleTech, Inc. (formerly Simple Technology, Inc.) ("SimpleTech"), filed in U.S. District Court for the Central District of California, Santa Ana Division alleging that DPAC's stacking technology infringed on a SimpleTech stacking patent. On October 23, 1998, DPAC filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC's earlier issued patent.

        On April 11, 2000, DPAC Microsystems filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

        On February 8, 2001, the U.S. District Court for the Central District ruled that SimpleTech did not infringe DPAC's patent. On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability. On April 17, 2001, SimpleTech's appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002 the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower court's ruling that DPAC did not infringe on the SimpleTech patent.

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003, the U.S. Court of Appeals vacated the September 23, 1998 lawsuit and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S.

District Court set a briefing schedule for the Company's motion for summary judgment of no infringement under the doctrine of equivalents. According to this schedule, a hearing on the motion will be held August 25, 2003. The Court also set a pretrial conference for October 20, 2003, and a trial date of January 13, 2004. The Company will currently begin preparing for trial and pre-trial briefs. Costs of defense of this lawsuit could be substantial. The ultimate outcome or any resulting potential loss is not presently determinable.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock trades on the Nasdaq National Stock Market under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq National Stock Market as reported by Nasdaq.

	High	Low
Fiscal Year ended February 28, 2002:
Quarter Ended
May 31, 2001	$2.13	$1.53
August 31, 2001	$3.21	$1.85
November 30, 2001	$2.36	$1.77
February 28, 2002	$4.34	$2.12
Fiscal Year ended February 28, 2003:
Quarter Ended
May 31, 2002	$3.80	$2.52
August 31, 2002	$2.74	$1.71
November 30, 2002	$2.02	$1.05
February 28, 2003	$2.10	$1.13

        As of April 30, 2003, there were approximately 8,000 registered shareholders and beneficial shareholders. The last reported sale price for our common stock was $1.09 on April 30, 2003.

        We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

  Equity Compensation Plan Information

        Our shareholders have approved all compensation plans under which DPAC's Common Stock is reserved for issuance. The following table provides summary information as of February 28, 2003 for all equity compensation plans of DPAC.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	No. of Shares of Common Stock Remaining Available for future Issuance under the Equity Compensation Plans (excluding shares reflected in column 1)
Equity Compensation Plans Approved by Shareholders	2,970,770	$3.09	4,010,732
Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	2,970,770	$3.09	4,010,732

ITEM 6: SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statement of operations data for the years ended February 28, 2001, 2002 and 2003, and the consolidated balance sheet data at February 28, 2002 and 2003, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated data presented below for the years ended February 28, 1999 and February 29, 2000, and at February 28, 1999, February 29, 2000, and February 28, 2001, are derived from audited financial statements that are not included in the Report.

	Year Ended February 28 (29),
Selected statement of operations data:
	1999	2000	2001	2002	2003
NET SALES	$12,603,791	$27,459,614	$35,823,138	$30,504,506	$34,489,465
COST OF SALES	11,318,516	18,181,463	25,655,665	20,417,123	25,692,622
GROSS PROFIT	1,285,275	9,278,151	10,167,473	10,087,383	8,796,843
COSTS AND EXPENSES:
Selling, general and administrative	3,414,005	5,263,039	6,530,904	5,512,566	6,110,032
Research and development	1,047,249	1,277,701	1,640,929	1,877,900	2,060,915
Goodwill amortization	—	—	250,095	777,938	—
Write-off of property	372,447	—	—	—	—

Total costs and expenses	4,833,701	6,540,740	8,421,928	8,168,404	8,170,947
INCOME (LOSS) FROM OPERATIONS	(3,548,426)	2,737,411	1,745,545	1,918,979	625,896
OTHER INCOME (EXPENSE):
Interest income	79,430	65,797	269,478	181,356	113,637
Interest expense	(166,270)	(215,835)	(113,397)	(139,840)	(72,956)
Other	—	—	(77,027)	—	—

Total other income (expense), net	(86,840)	(150,038)	79,054	41,516	40,681
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,635,266)	2,587,373	1,824,599	1,960,495	666,577
INCOME TAX PROVISION (BENEFIT)	2,400	22,800	2,400	2,400	(1,791,301)

NET INCOME (LOSS)	(3,637,666)	2,564,573	1,822,199	1,958,095	2,457,878

NET INCOME (LOSS) PER SHARE:
Basic	$(0.20)	$0.14	$0.09	$0.09	$0.12
Diluted	$(0.20)	$0.13	$0.09	$0.09	$0.12
WEIGHTED-AVG. SHARES OUTSTANDING:
Basic	17,802,483	18,773,138	20,101,515	20,951,186	21,010,700
Diluted	17,802,483	19,974,857	21,138,414	21,297,925	21,233,300
	February 28 (29),
Selected balance sheet data:
	1999	2000	2001	2002	2003
Cash and cash equivalents	$1,273,887	$2,949,562	$5,346,525	$6,258,836	$8,197,144
Working capital	3,290,738	4,865,083	5,617,751	8,866,093	10,300,015
Total assets	10,279,380	14,123,954	21,763,103	21,341,353	25,752,805
Long-term debt	269,157	1,263,544	786,828	421,176	98,829
Total shareholders' equity	$4,507,250	$9,450,534	$16,221,232	$18,176,050	$23,397,416

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

Critical Accounting Policies and Estimates

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

  Revenue Recognition

          DPAC recognizes revenue from product sales at the time of shipment and passage of title. We also offer our customers the right to return products that do not function properly within a limited time after delivery. While such returns have historically been insignificant and within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

  Inventories

          We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale of the related inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

  Goodwill

          We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, we review the average and closing stock prices for our Common Stock, as well as other factors. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded. As of February 28, 2003, the carrying value of our goodwill was approximately $4.5 million.

  Deferred Taxes

          We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Subsequent to the second quarter, we experienced an unexpected decrease on our operating results which continued throughout the second half of the year. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. During the second quarter of fiscal 2003, we reversed our valuation allowance against such deferred tax assets which substantially reduced our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material impact on the value of our deferred tax assets and liabilities, and our reported financial results.

  Stock Based Compensation

          The Company accounts for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as opposed to the optional "fair value" method prescribed by Statement of

  Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse impact on our reported operating results and could negatively impact the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

        The following table summarized DPAC's results of operations as a percentage of net sales for the three fiscal years ended February 28, 2003.

	As a Percentage of Net Sales Fiscal Years Ended February 28,
	2001	2002	2003
NET SALES	100.0%	100.0%	100.0%
TOTAL COST OF SALES	71.6%	66.9%	74.5%
GROSS PROFIT	28.4%	33.1%	25.5%
OPERATING EXPENSES:
Selling, general and administrative	18.2%	18.1%	17.7%
Research and development	4.6%	6.2%	6.0%
Goodwill amortization	0.7%	2.6%	0%

Total operating expenses	23.5%	26.8%	23.7%
INCOME FROM OPERATIONS	4.9%	6.3%	1.8%
OTHER INCOME, net	0.2%	0.1%	0.1%

INCOME BEFORE INCOME TAX PROVISION	5.1%	6.4%	1.9%
INCOME TAX PROVISION (BENEFIT)	0.0%	0.0%	(5.2)%

NET INCOME	5.1%	6.4%	7.1%

  Fiscal Year 2003 Compared to Fiscal Year 2002

        Fiscal year 2003 net sales of $34,489,000 increased by $3,984,000 or 13% from fiscal year 2002 net sales of $30,505,000. The increase in net sales was primarily due to a change in product mix toward a greater percentage of commercial stacking revenue that contained purchased memory and a lesser percentage containing memory supplied by our customers. Stacking revenues containing purchased memory, or "memory stacking", involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases where the costs of memory chips are included in the sales price of products, the Company will purchase material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period to period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we provide services to configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in fiscal year 2003, approximately 61% related to memory stacking and 18% to service stacking, as compared with 40% and 34%, respectively, in fiscal year 2002. This increase was caused by a change in customer mix, where a higher percentage of our sales were to customers using purchased memory.

        The unit quantity of commercial stacks shipped during the year increased by 5% over the previous fiscal year, offset by a decrease in the average selling price of approximately 18% for commercial stacking services. Exclusive of memory content, this resulted in a net decrease in commercial stacking revenues of $1,946,000 or 14% in fiscal year 2003 over fiscal year 2002. Royalty revenues decreased by $429,000 during fiscal year 2003.

        Export sales represented 23% of total revenue for fiscal year 2003 as compared to 12% of revenue for fiscal year 2002, as a European customer established during FY2002 increased sales volume in FY2003.

        Cost of sales for fiscal year 2003 was $25,693,000 or 75% of sales, as compared to $20,417,000 or 67% for fiscal year 2002. The increase in cost of sales percent is directly related to the increased percentage of revenues from commercial products for which we purchased the memory components. The cost of purchased memory is passed through to the customer, but does not contain a significant profit element. Thus, while there is not an impact on total margin, the gross margin percent is impacted by purchased memory content. For fiscal year 2003, approximately $21,154,000 of commercial orders contained procured memory as compared to $12,339,000 for fiscal year 2002. The balance of the commercial orders had consigned memory associated with the sale. Additionally, margins were negatively impacted by the decrease in average selling prices discussed above. We anticipate that average sales prices will continue to decline in fiscal year 2004.

        Selling, general and administrative (SG&A) expenses increased by $597,000 or 11% in fiscal year 2003 to $6,110,000 from $5,513,000 in fiscal year 2002. SG&A expense, as a percentage of net sales was approximately 18% in both fiscal years. The increase in dollar amount is primarily attributed to incurred acquisition search costs of $280,000, and increased levels of compensation expense, recruitment fees, and insurance premiums.

        The Company adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by $778,000. Amortization of goodwill was $0 in fiscal year 2003 and $778,000 in fiscal year 2002. See "New Issued Accounting Pronouncements".

        Research and development expense was $2,061,000, or 6% of net sales, in fiscal year 2003 and $1,878,000, or 6% of net sales in fiscal year 2002. This represents an increase of $183,000 or 10% in fiscal year 2003 from fiscal year 2002. The continued investment in research and development is primarily due to continued efforts to allocate resources to the development and production of unique new technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See "Forward-looking Statements".

        Interest expense decreased $67,000 or 48% from $140,000 in fiscal year 2002 to $73,000 in fiscal year 2003, due to the reduced balances of capital leases outstanding during the year. Interest income decreased by $67,000 or 37% from $181,000 in fiscal year 2002 to $114,000 in fiscal year 2003, due to the decline in interest rates that we were able to earn on our short term investments.

        In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. This reversal is the result of the Company's history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. The Company had an income tax provision of $2,400 in fiscal year 2002.

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

        Selling, general and administrative (SG&A) expenses decreased by $1,018,000 or 15% in fiscal year 2002 to $5,513,000 from $6,531,000 in fiscal year 2001. SG&A expense, as a percentage of net sales was 18% in both fiscal years. The decrease in dollar amount is primarily attributed to the reduction in legal expenses associated with defending and prosecuting a patent infringement lawsuit by $550,000 (See related discussion on the patent litigation) and the consolidation of the facility, obtained from the previous year's acquisition, into the Garden Grove facility during the third quarter of fiscal year 2002. Additionally, the TypeHaus subsidiary was sold at the end of the third quarter of 2001, eliminating the associated general and administrative expenses.

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

  Liquidity and Capital Resources

        Our primary source of liquidity during the three years ended February 28, 2003 was cash generated from operations. Cash provided by operating activities was $3,116,000, $3,447,000 and $3,462,000 in fiscal years 2003, 2002 and 2001, respectively, and substantially consisted of net income and depreciation and amortization, partially offset by net changes in operating assets and liabilities of $786,000, $789,000, and $330,000 in fiscal years 2003, 2002 and 2001, respectively.

        Cash used in investing activities was $726,000, $2,050,000 and $1,237,000 in fiscal years 2003, 2002 and 2001, respectively. Cash payments related to the PEP acquisition consisted of a $1,546,000 payment of an acquired tax liability in fiscal year 2002 and $525,000 as part of the purchase price in fiscal year 2001. Cash used for the purchase of manufacturing and test equipment, computers and tooling was $726,000, $504,000 and $737,000 for fiscal years 2003, 2002 and 2001, respectively. We have commitments for capital expenditures of approximately $1,200,000 in the fiscal year ending February 28, 2004.

        Net cash used in financing activities was $452,000 and $486,000 in fiscal years 2003 and 2002. Net cash provided by financing activities was $172,000 in fiscal year 2001. The primary uses of funds for financing activities consist of principal payments on long-term debt of $509,000, $528,000 and $723,000 in fiscal years 2003, 2002 and 2001, respectively. The primary sources of funds from financing activities are proceeds from the issuance of common stock associated with the exercise of stock options of $82,000, $149,000 and $905,000 in fiscal years 2003, 2002 and 2001, respectively.

        As of February 28, 2003, our future commitments under capital leases and term debt through fiscal year 2006 were $411,000. As of April 30, 2003, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

        Additionally, we have an available credit facility with a financial institution, for up to three million dollars, based on eligible accounts receivable. The credit facility bears interest at the bank's prime rate and expires in November 2003. The Company must also meet certain financial ratios, which we were in compliance with at February 28, 2003.

        We ended fiscal year 2003 with a cash balance of $8,197,000, working capital of $10,300,000 and a current ratio of 5.6 to 1.0. This compares to a cash balance of $6,259,000, working capital of $8,866,000 and a current ratio of 4.2 to 1.0 at the end of fiscal year 2002. Management believes that this positive cash position, together with working capital, cash from operations, and the current credit facility, should be adequate to implement management's business plan and to meet our cash needs for at least the near future. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See "Cautionary Statements."

Tabular Disclosure of Contractual Obligations.

Contractual Obligations	Total	Less than 1 year	1-3 years
Capital Lease Obligations	$411,000	$306,000	$105,000
Operating Lease Obligations	533,000	523,000	10,000
Purchase Obligations	1,800,000	1,800,000	—

Total	$2,744,000	$2,629,000	$115,000

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations but, instead, will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $780,000.

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

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting model for the impairment disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective March 1, 2002, and such adoption did not have a material impact on our results of operations and financial position.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002, as required.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Other". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions in the fourth quarter of fiscal 2003. We are currently evaluating the recognition provisions, but expect that they will not have a material impact on its financial statements adoption.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of SFAS 148 but expects that they will not have a material adverse impact on its financial statements upon adoption since it has not adopted the fair value method.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its financial statements upon adoption since the Company currently has no variable interest entities.

Inflation

        Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended February 28, 2003.

Risk Factors

Cautionary Statements

        Statements in this Report that are not historical facts, including all statements about our business strategy or expectations, or information about new and existing products and technologies or market characteristics and conditions, are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, the factors described below which could cause actual results to differ from those contemplated by the forward-looking statements.

Disclosure About Terrorist Risk

        We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are unable to estimate or predict what future impact these events will have on us, our customers, our suppliers and the market demand for our products. Any production delays or shutdowns, reduction in demand or loss of customers due to terrorist attacks could have a negative impact on our results of operations and future sales.

Product Development and Technological Change

        The semiconductor and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. Our memory and future wireless products are subject to obsolescence or price erosion because semiconductor manufacturers are continuously introducing chips with the same or greater memory density as our custom modules. As a result, memory products typically have a product life of not more than three to five years.

        Our future success depends on our ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition and results of operations. Additionally, the Company could incur new operating costs with the introduction of new products.

        There can be no assurance that we will be successful in planned product development or marketing efforts, or that we will have adequate financial or technical resources for planned product development and promotion.

Uncertainty of Market Acceptance or Profitability of New Products

        The introduction of new products, such as our announced product plans for the wireless marketplace, will require the expenditure of an unknown amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we will need to make substantial investments in inventory and capital equipment or, as currently contemplated, we will need to out-source production to third parties or enter into licensing arrangements. We are inexperienced in the wireless industry, and our plans in that industry are unproven. We have limited marketing capabilities and resources and are dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of our products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Parts Shortages and Over-Supplies and Dependence on Suppliers

        The semiconductor industry is characterized by periodic shortages or over-supplies of parts that have in the past and may in the future negatively affect our operations. We are dependent on a limited number of suppliers for semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

        Due to the cyclical nature of the semiconductor industry and competitive conditions, we may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations.

Concentration of Credit Risk

        We grant credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 28, 2003, sales to two major customers accounted for 33% and 23% of net sales. Accounts receivable from these two customers accounted for 30% of total net accounts receivable at February 28, 2003. During the year ended February 28, 2002, sales to three major customers accounted for 23%, 22% and 11% of net sales. Accounts receivable from these three customers accounted for 46% of total accounts receivable at February 28, 2002. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. A decision by a significant customer to substantially decrease or delay purchases from us or our inability to collect receivables from any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Dependence on Defense-Related Business

        We have historically derived a portion of our revenues from defense-related contracts. As a result, our business may be impacted by reductions in the federal defense budget and will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. We have reduced, and attempt to continue to reduce, our dependence on defense-related business by developing products with commercial applications, although such products generally have lower margins than defense-related products, and this adversely affects our results of operations and cash flows.

Intellectual Property Rights

        Our ability to compete effectively is dependent on our proprietary know-how, technology and patent rights. We hold U.S. patents on certain aspects of our three-dimensional stacking technology and have applied for additional patents. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

        We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

Management of Growth or Diversification

        Successful expansion or diversification of the Company's operations will depend on the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

Competition

        There are memory companies that offer or are in the process of developing three-dimensional products, including ChipPac, Amcor, Staktek, Samsung, Infineon, Elpedida and others. Some of such companies have greater financial, manufacturing and marketing capabilities than we have. We could also experience competition from established and emerging computer memory companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

        We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

        We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

Product Liability

        In the course of our business, we may be subject to claims for product liability for which our insurance coverage is excluded or inadequate.

Variability of Gross Margin

        Gross profit as a percentage of sales was 26% for fiscal year ended February 28, 2003 as compared to 33% for the fiscal year ended February 28, 2002, and 28% for the fiscal year ended February 28, 2001. Any change in the gross margins can typically be attributed to the type of products, and the amount of purchased memory included in sales during the year as well as the amount of royalty income generated during the periods. As we market our products both to military and aerospace, and commercial customers, the product mix that each category of the customers orders may be different and result in changes in the gross margin. Due to the various configuration and applications of our product, prices range from less than $5 for commercial custom modules to over a thousand dollars for high-end military specification custom modules.

        We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of our products may decline depending upon the price changes of DRAM, SRAM and Flash semiconductors, which would have a material adverse effect on our net sales and could, have a material adverse effect on our business, financial condition and results of operation. Accordingly, our ability to maintain or increase net sales will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product-selling prices may also materially and adversely affect our gross margin unless we are able to reduce our cost per unit to offset declines in product selling prices. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit. We also expect that our business may experience significant seasonality to the extent it sells a material portion of our products in Europe (due to vacation cycles) and to the extent, our exposure to the personal computer market remains significant.

        Our average sales prices have historically declined, and we anticipate that the average sales prices for our products will continue to decline and could negatively impact our gross profit margins.

        Semiconductor companies and OEM's are placing increasing price pressure on module manufactures, which in turn, has resulted in downward pricing pressure on our products with certain competitors aggressively reducing prices in an effort to increase market share. Fierce competition among third-party suppliers has also increased, at the same time the major semiconductor companies, who are supplying their own stacking solutions with the goal to sell semiconductors, can result in little-to-no-value for the service providers of stacking. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will decline.

Decline of Demand for Product Due to Downturn of Related Industries

        We may experience substantial period-to-period fluctuations in operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries or a technology shift, could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing our products.

Fluctuations in Operating Results

        Our results of operations and gross margin have been subject to fluctuations from period to period. The primary factors that have affected and may in the future affect our results of operations; include, adverse changes in the mix of products sold, the inability to procure required components, the size of investments in new technologies or product lines, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect our results of operations include fluctuating market demand for and declines in the selling prices of our products, decreases or increases in the costs of the components of our products, market acceptance of new products and enhanced versions of our products, our competitors' selling products that compete with our products at lower prices or on better terms than we sell our products, delays in our the introduction of new products and in our making enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, or our semiconductor customers' manufacturing memory custom modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws.

        Our operating results may also be affected by the timing of new product announcements and releases by us or our competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of our inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in our targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SRAM and Flash semiconductor prices could affect the valuation of our inventory, the pricing of services, which could result in adverse changes in our business, financial condition and results of operations. Many of these same conditions apply to the products being developed for the wireless market.

        Sales of our individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. We have experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product-selling prices or decreasing demand, we could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, we have had to write-down and write-off excess or obsolete inventory. To the extent that we are unsuccessful in managing product transitions, our business, financial condition and results of operations could be materially and adversely affected.

        From time to time, our customers may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with semiconductor infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our customers. Such fluctuations could cause a significant increase in demand that could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

        The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in any particular period if our expectations for net sales for that period are not met or our investment objective for future revenues streams need to continue for potential success. Accordingly, there can be no assurance that we will be able to be profitable in any future period. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of good future performance. Due to the foregoing factors, it is likely that in some future period our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our Common Stock or other securities would be materially and adversely affected.

International Sales

        In fiscal year 2003, approximately 23% of our sales were export sales, primarily to Western Europe as compared to 12% in fiscal 2002 and 4% in fiscal year 2001. Foreign sales are made in U.S. dollars. The increase was primarily due to the addition of a significant new international customer in fiscal year 2002 and can change from year to year. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of our competitors may have the ability to manufacture competitive products in Asia at lower costs than we can manufacture them.

        We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer's purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce any rights under such agreements and to collect damages, if awarded. These factors could have a material adverse effect on our business, financial condition and results of operations.

Limited Experience in Acquisition

        We may pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt, assume contingent liabilities, or use other company assets available at the time of acquisition. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

  •
  Problems assimilating the purchased operations, technologies or products;

  •
  Costs associated with the acquisition;

  •
  Adverse effects on existing business relationships with suppliers and customers;

  •
  Sudden market changes;

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

Cyclical Nature of Semiconductor Industry

        The semiconductor industry; including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

Product Returns and Order Cancellation

        To the extent, we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

        We have no long-term volume commitments from our customers except those subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future that could result in fluctuations in our revenues.

Additional Capital Funding to Impair Value of Investment

        If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent, we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

Geographic Concentration of Operation

        All of our manufacturing operations are located in our facility in Garden Grove, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations. Additionally, as the company lease period expires the Company may be required to move to new locations, which may present risks associated with such a move.

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

Key Personnel

        The Company may fail to attract or retain the qualified technical sales, marketing and managerial personnel required to operate its business successfully.

        DPAC's future success depends, in part, upon ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and results of operations of DPAC could be materially and adversely affected.

Stock Price Volatility

        The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. These price fluctuations are often unrelated to the operating performance of the affected companies. Many technology companies, including us, have experienced dramatic volatility in the market prices of their common stock. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. We cannot be certain that the market price of our common stock will remain stable in the future. Our stock price may undergo fluctuations that are material, adverse and unrelated to our performance

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company invests excess cash in money market funds, held primarily in one financial institution. Money market funds do not have maturity dates and do not present a significant market risk. For fiscal year 2003, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements are included in this Report commencing at page F-l.

        The following table sets forth certain quarterly financial data derived from our unaudited financial statements for each of the quarters in fiscal years ended February 28, 2002 and 2003. Such financial statements have been prepared on the same basis as the annual Financial Statements and, include all necessary adjustments, which consists only of normal and recurring accruals to present fairly such interim financial information. The following information should be read in conjunction with the Financial Statements and notes thereto. Historical quarterly results and trends may not be indicative of future results.

	FY2002 Quarter Ended:
	31-May-01	31-Aug-01	30-Nov-01	28-Feb-02
NET SALES	$7,453,389	$8,201,071	$6,260,637	$8,589,409
GROSS PROFIT	2,214,323	2,515,371	2,367,768	2,989,921
INCOME BEFORE INCOME TAX PROVISION	110,690	461,367	610,135	778,303
INCOME TAX PROVISION	—	—	—	2,400
NET INCOME	$110,690	$461,367	$610,135	$775,903
NET INCOME PER SHARE:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04
	FY2003 Quarter Ended:
	31-May-02	31-Aug-02	30-Nov-02	28-Feb-03
NET SALES	$11,936,850	$10,882,890	$5,420,672	$6,249,053
GROSS PROFIT	2,825,948	2,918,407	1,457,417	1,595,073
INCOME (LOSS) BEFORE INCOME TAX PROVISION	803,254	809,276	(349,442)	(596,511)
INCOME TAX BENEFIT	—	(1,444,876)	(142,000)	(204,425)
NET (LOSS) INCOME	$803,254	$2,254,152	$(207,442)	$(392,086)
NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$0.11	$(0.01)	$(0.02)
Diluted	$0.04	$0.11	$(0.01)	$(0.02)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth in the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders, scheduled to be held in 2003, is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

        The information set forth in the sections entitled "Executive Compensation" and "Election of Directors—Directors' Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth in the section entitled "Ownership of Common Stock" in our Proxy Statement is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth in the section entitled "Certain Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 14: CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Within the 90 day period prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Changes in our internal controls. Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Consolidated Financial Statements
  Consolidated Balance Sheets, February 28, 2003 and February 28, 2002
  Consolidated Statements of Income for Years Ended February 28, 2003,
  February 28, 2002 and February 28, 2001
  Consolidated Statements of Stockholders' Equity for the Years Ended
  February 28, 2003, February 28, 2002 and February 28, 2001
  Consolidated Statements of Cash Flows for the Years Ended February 28, 2003,
  February 28, 2002 and February 28, 2001
  Notes to Consolidated Financial Statements for the Years Ended February 28, 2003,
  February 28, 2002 and February 28, 2001

  2.
  Supplemental Schedule of Non-cash Investing and Financing Activities

  (b)
  Reports on Form 8-K: None in the Fourth Fiscal Quarter of Fiscal Year 2003

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
3.1	Articles of Incorporation, as amended which is incorporated by reference to registrant's Current Report on Form 8-K, Date of Event July 11, 1988.
3.2	By-laws, as amended, which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988
10.2	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997 as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 29, 1996.
10.3	1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 29, 1996.*
10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.*
10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended February 28, 1994.*
14.1	Code of Business Conduct and Ethics
23.1	Independent Auditors' Consent
24.1	Power of Attorney (contained on the signature page to this report)
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management compensatory plan or arrangement

(c)
Financial Statement Schedules Excluded from Annual Report: None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2003	DPAC TECHNOLOGIES CORP.
	By:	/s/ TED BRUCE Ted Bruce Chief Executive Officer President & Director
	By:	/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. DADAMO Richard J. Dadamo Chairman of the Board	May 28, 2003
/s/ TED BRUCE Ted Bruce Chief Executive Officer, President, Director (Principal Executive Officer)	May 28, 2003
/s/ RICHARD WHEATON Richard Wheaton, Director	May 28, 2003
/s/ SAMUEL W. TISHLER Samuel W. Tishler, Director	May 28, 2003
/s/ GORDON M. WATSON Gordon M. Watson, Director	May 28, 2003
/s/ JOHN W. HOHENER John W. Hohener, Director	May 28, 2003
/s/ CREIGHTON K. EARLY Creighton K. Early, Director	May 28, 2003
/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 28, 2003

CERTIFICATION

I, Ted Bruce, certify that:

1.
I have reviewed this annual report on Form 10-K of DPAC Technologies Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ TED BRUCE Ted Bruce Chief Executive Officer and President

CERTIFICATION

I, William M. Stowell, certify that:

1.
I have reviewed this annual report on Form 10-K of DPAC Technologies Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2002	/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance, Chief Financial Officer, and Secretary

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
DPAC Technologies Corp.

        We have audited the accompanying balance sheets of DPAC Technologies Corp. (the "Company") as of February 28, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of February 28, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, the Company changed its accounting for goodwill and other intangible assets during fiscal 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Costa Mesa, California
April 14, 2003

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS

FEBRUARY 28, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,197,144	$6,258,836
Accounts receivable—net of allowance for doubtful accounts of $72,609 (2003) and $80,000 (2002)	2,599,732	3,673,779
Inventories—net	980,592	1,172,384
Prepaid expenses and other current assets	569,331	505,221
Deferred income taxes	209,776

Total current assets	12,556,575	11,610,220

PROPERTY—Net	3,863,118	4,580,929
DEFERRED INCOME TAXES	4,554,208
GOODWILL	4,528,721	4,782,921
OTHER ASSETS	250,183	367,283

TOTAL	$25,752,805	$21,341,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$286,236	$472,577
Accounts payable	1,043,913	943,930
Accrued compensation	492,630	1,013,707
Other accrued liabilities	433,781	298,913
Deferred revenue		15,000

Total current liabilities	2,256,560	2,744,127

CAPITAL LEASE OBLIGATIONS—Less current portion	98,829	421,176
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Common stock, no par value—40,000,000 shares authorized; 20,987,914 and 20,986,029 shares issued and outstanding in 2003 and 2002, respectively	24,929,987	24,868,200
Additional paid-in capital	2,701,701
Accumulated deficit	(4,234,272)	(6,692,150)

Net stockholders' equity	23,397,416	18,176,050

TOTAL	$25,752,805	$21,341,353

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF INCOME

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003

	2003	2002	2001
NET SALES	$34,489,465	$30,504,506	$35,823,138
COST OF SALES	25,692,622	20,417,123	25,655,665

GROSS PROFIT	8,796,843	10,087,383	10,167,473
OPERATING EXPENSES:
Selling, general and administrative	6,110,032	5,512,566	6,530,904
Research and development	2,060,915	1,877,900	1,640,929
Goodwill amortization		777,938	250,095

Total operating expenses	8,170,947	8,168,404	8,421,928

INCOME FROM OPERATIONS	625,896	1,918,979	1,745,545
OTHER INCOME (EXPENSE):
Interest income	113,637	181,356	269,478
Interest expense	(72,956)	(139,840)	(113,397)
Other			(77,027)

Total other income—net	40,681	41,516	79,054

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	666,577	1,960,495	1,824,599
INCOME TAX PROVISION (BENEFIT)	(1,791,301)	2,400	2,400

NET INCOME	$2,457,878	$1,958,095	$1,822,199

NET INCOME PER SHARE:
Basic	$0.12	$0.09	$0.09

Diluted	$0.12	$0.09	$0.09

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,010,700	20,951,186	20,101,515

Diluted	21,233,300	21,297,925	21,138,414

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003

	Common Stock
			Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE, FEBRUARY 29, 2000	19,350,497	$20,039,109	$—	$(116,131)	$(10,472,444)	$9,450,534
Issuance of common stock for acquisition	884,167	3,719,019				3,719,019
Exercise of stock options	705,425	904,974				904,974
Repurchase of common stock	(4,000)	(10,125)				(10,125)
Amortization of unearned compensation				116,131		116,131
Compensation expense associated with stock options		218,500				218,500
Net income					1,822,199	1,822,199

BALANCE, FEBRUARY 28, 2001	20,936,089	24,871,477			(8,650,245)	16,221,232
Exercise of stock options	114,405	148,682				148,682
Repurchase of common stock	(50,000)	(106,488)				(106,488)
Reacquisition and cancelation of shares issued in an acquisition	(14,465)	(60,842)				(60,842)
Compensation expense associated with stock options		15,371				15,371
Net income					1,958,095	1,958,095

BALANCE, FEBRUARY 28, 2002	20,986,029	$24,868,200	$—	$—	$(6,692,150)	$18,176,050
Exercise of stock options	63,500	82,024				82,024
Repurchase of common stock	(22,000)	(25,293)				(25,293)
Compensation expense associated with stock options		5,056				5,056
Reversal of deferred income tax valuation allowance			2,701,701			2,701,701
Cancelation of unvested restricted common stock	(39,615)
Net income					2,457,878	2,457,878

BALANCE, FEBRUARY 28, 2003	20,987,914	$24,929,987	$2,701,701	$—	$(4,234,272)	$23,397,416

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,457,878	$1,958,095	$1,822,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,443,710	2,268,937	1,656,313
Deferred income taxes	(1,808,083)
Compensation expense associated with stock options	5,056	15,371	254,631
Loss on sale of assets			77,027
Provision (credit) for bad debts	(7,391)	(15,572)	(18,055)
Changes in operating assets and liabilities—net of effects of acquisitions and dispositions:
Accounts receivable	1,081,438	(357,505)	841,295
Inventories—net	191,792	271,679	790,797
Prepaid expenses and other assets	52,990	(212,435)	(131,834)
Accounts payable	99,983	(209,618)	(731,009)
Accrued compensation	(521,077)	462,084	(552,822)
Other accrued liabilities	134,868	(385,627)	(99,918)
Deferred revenue	(15,000)	(348,000)	(446,289)

Net cash provided by operating activities	3,116,164	3,447,409	3,462,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets			25,000
Property additions	(725,899)	(503,905)	(736,914)
Cash paid for acquisition—net of cash acquired			(525,348)
Payment of acquired income tax obligation		(1,545,649)

Net cash used in investing activities	(725,899)	(2,049,554)	(1,237,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(508,688)	(527,738)	(722,959)
Net proceeds from issuance of common stock	82,024	148,682	904,974
Repurchase of common stock	(25,293)	(106,488)	(10,125)

Net cash (used in) provided by financing activities	(451,957)	(485,544)	171,890

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,938,308	$912,311	$2,396,963
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,258,836	5,346,525	2,949,562

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,197,144	$6,258,836	$5,346,525

SUPPLEMENTAL CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$72,956	$139,840	$115,990

Income taxes	$35,155	$13,351	$63,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases		$177,980

Reversal of valuation allowance to paid in capital	$2,701,701

Reversal of valuation allowance to goodwill	$254,200

See Note 2 for details of assets acquired and liabilities assumed in purchase transaction.

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—DPAC Technologies Corp. (formerly Dense-Pac Microsystems) ("DPAC" or the "Company") was founded in 1982 and provides component packaging technology to create high-density, space-saving surface mount electronic components. The Company also provides engineering design services to its customers, helping them realize cost-savings through improved circuitry designs. DPAC provides design and manufacturing capability for ceramic and plastic high-density, high-reliability memory modules. The Company also offers manufacturing services for value-added circuit boards and assemblies. DPAC's products are used in network servers, workstations, computer storage devices, medical and communication devices, as well as high-reliability electronics in the industrial, defense, and aerospace industries.

        Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Cash and Cash Equivalents—Cash equivalents include short-term highly liquid investments with original maturities of three months or less. At February 28, 2003, the Company's cash and cash equivalents were substantially uninsured and were held primarily with one financial institution. Cash and cash equivalents in excess of insured limits may be subject to risk.

        Inventories—Inventories are stated at the lower of first-in, first-out cost or market. The Company regularly monitors inventories for excess or obsolete items and records a provision to write-down excess or obsolete items as required.

        Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. At February 28, 2003, there was no impairment of long-lived assets based on the Company's most recent analysis.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and was, prior to fiscal year 2003, being amortized over its estimated useful life of seven years. As a result of adopting SFAS No. 142 on March 1, 2002, goodwill is no longer amortized but is evaluated for impairment at least annually. See "New Accounting Pronouncements."

        Property—Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

        Revenue Recognition—Revenues are recognized upon shipment and transfer of title of the related products. The Company records an accrual for estimated returns of defective products at the time of product shipment based on historical experience. Under arrangements where the Company licenses its stacking technology, revenues are recognized based on the number of units produced by the customer, or on a straight-line basis over the term of the related agreement. Advanced payments are classified as deferred revenue.

        Advertising Expenses—The Company expenses advertising costs as incurred. These costs were not material for the years ended February 28, 2003, 2002, and 2001.

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	February 28, 2003	February 28, 2002	February 28, 2001
Shares used in computing basic net income per share	21,010,700	20,951,186	20,101,515
Dilutive effect of stock options	222,600	346,739	1,036,899

Shares used in computing diluted net income per share	21,233,300	21,297,925	21,138,414

        Stock-Based Compensation—The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, compensation cost is only recorded to the extent that the quoted market price at the grant date exceeds the amount the employee must pay to acquire the stock.

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

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Assumptions	2003	2002	2001
Expected life (months)	39	18 to 42	42
Stock volatility	106%	119%	92%
Risk-free interest rate	5%	5%	6%
Dividends during the expected term	None	None	None

        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

	2003	2002	2001
Net income as reported	$2,457,878	$1,958,095	$1,822,199
Pro forma net income	$1,782,408	$409,899	$215,875
Net income per share as reported:
Basic	$0.12	$0.09	$0.09
Diluted	$0.12	$0.09	$0.09
Pro forma net income per share:
Basic	$0.08	$0.02	$0.01
Diluted	$0.08	$0.02	$0.01

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

        Concentration of Credit Risk—The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 29, 2003, sales to two major customers accounted for 33% and 24% of net sales. Accounts receivable from these two customers accounted for 30% of total net accounts receivable at February 29, 2003. During the year ended February 28, 2002, sales to three major customers accounted for 23%, 22%, and 11% of net sales. Accounts receivable from these three customers accounted for 46% of total net accounts receivable at February 28, 2002. During the year ended February 28, 2001, 45% of net sales were to one major customer. Accounts receivable from this customer accounted for 44% of total net accounts receivable at February 28, 2001. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Comprehensive Income—The Company had no items of other comprehensive income for fiscal years 2003, 2002, and 2001.

        New Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations but, instead, will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS No. 142 on March 1, 2002 and had no transitional adjustment. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $780,000.

        The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the carrying value of the underlying net assets. If the fair value of the Company is determined to be less than the carrying value of the net assets, goodwill may be impaired and an impairment loss would be recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the Company and the fair value of all other assets and liabilities.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, had the Company adopted the non-amortization provisions of SFAS No. 142 as of March 1, 2000 is as follows for the years ended February 28:

	February 28, 2003	February 28, 2002	February 28, 2001
Net income as reported	$2,457,878	$1,958,095	$1,822,199
Add back amortization of goodwill		777,938	250,095

Adjusted net income	$2,457,878	$2,736,033	$2,072,294

Net income per share—basic
As reported	$0.12	$0.09	$0.09
Amortization of goodwill		$0.04	$0.01

Adjusted net income per share	$0.12	$0.13	$0.10

Net income per share—diluted
As reported	$0.12	$0.09	$0.09
Amortization of goodwill		$0.04	$0.01

Adjusted net income per share	$0.12	$0.13	$0.10

Basic shares	21,010,700	20,951,186	20,101,515
Diluted shares	21,233,300	21,297,925	21,138,414

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

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting model for the impairment disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective March 1, 2002, and such adoption did not have a material impact on its results of operations and financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002, as required.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Other. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions in the fourth quarter of fiscal 2003. The Company is currently evaluating the recognition provisions, but expects that it will not have a material impact on its financial statements upon adoption.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of SFAS No. 148 but expects that it will not have a material adverse impact on its financial statements upon adoption since it has not adopted the fair value method.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its financial statements upon adoption since the Company currently has no variable interest entities.

2.    ACQUISITION AND DISPOSITION

        On October 26, 2000, the Company acquired all of the outstanding common stock of Productivity Enhancement Products, Inc. ("PEP") in exchange for 884,167 shares of the Company's common stock valued at $3,719,019, and the assumption of $1,531,718 in tax liabilities of PEP. A purchase price contingency was resolved during fiscal 2002, resulting in the return of 14,465 common shares to the Company. In connection with the resolution of the purchase price contingency, the Company adjusted the fair value of certain assets acquired by approximately $15,000 and recorded an aggregate reduction to goodwill of approximately $76,000. The acquisition was accounted for as a purchase and the purchase price of $5,498,229, which included $247,492 of direct acquisition costs, was allocated as follows:

Current assets	$1,493,439
Property	309,238
Goodwill	5,881,038
Liabilities assumed (including forgiveness of previous cash advances to PEP of approximately $585,000)	(2,185,486)

Total purchase price	$5,498,229

        PEP's operating results have been included in the Company's financial statements from the date of acquisition.

        The changes in the carrying amount of goodwill for the year ended February 28, 2003 are as follows:

Balance, March 1, 2002	$4,782,921
Reduction due to reversal of valuation allowance on deferred taxes	(254,200)

Balance, February 28, 2003	$4,528,721

        In November 2000, the Company sold substantially all assets of TypeHaus for cash of $25,000 and a note receivable of $350,000, which is included in other assets in the accompanying financial statements. The note receivable has a balance outstanding of $202,000 at February 28, 2003, bears interest at 6%, and is repayable in monthly installments of principal and interest of $7,500 through July 2005. The Company incurred a loss associated with this transaction of $77,027, which included $80,000 of stock compensation expense associated with an acceleration of vesting on certain stock options.

3.    INVENTORIES

        Inventories consist of the following at February 28:

	2003	2002
Raw materials—net	$553,100	$498,260
Work-in-process—net	358,355	592,804
Finished goods—net	69,137	81,320

Inventories—net	$980,592	$1,172,384

4.    PROPERTY

        Property consists of the following at February 28:

	2003	2002
Machinery and equipment	$6,642,334	$5,754,810
Furniture and fixtures	422,967	417,752
Leasehold improvements	755,806	755,806
Computer software and equipment financed under capital leases	2,651,027	2,817,867

	10,472,134	9,746,235
Less accumulated depreciation and amortization	(6,609,016)	(5,165,306)

Property—net	$3,863,118	$4,580,929

        Accumulated amortization of assets under capital lease was $1,265,686 and $972,708 at February 28, 2003 and 2002, respectively.

5.    LINE OF CREDIT

        The Company has a line of credit with a bank providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $3,000,000. Available borrowings at February 28, 2003 were approximately $1,600,000. The line of credit is collateralized by substantially all of the Company's assets and expires in August 2004. There were no borrowings outstanding under the line of credit at February 28, 2003. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2003. Such covenants also restrict the Company's ability to pay dividends on its common stock.

6.    COMMITMENTS AND CONTINGENCIES

        Commitments—The Company leases its office and manufacturing facilities under operating lease arrangements that expire on various dates through September 1, 2007. The facility leases require additional payments for property taxes, insurance, and maintenance costs. Additionally, the Company leases certain software and equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 28, 2003:

Fiscal Year Ending	Capital	Operating
2004	$306,138	$522,822
2005	87,041	3,640
2006	17,658	3,640
2007		2,730

Total minimum lease payments	410,837	$532,832

Less amounts representing interest	(25,772)

Present value of minimum lease payments	385,065
Less current portion	(286,236)

Long-term portion	$98,829

        Rent expense relating to operating leases was approximately $531,000, $511,000, and $342,000 for fiscal years 2003, 2002, and 2001, respectively.

        Other Contingent Contractual Obligations—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company's customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

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

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003 the U.S. Court of Appeals vacated the September 23, 1998 lawsuit and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S. District Court set a briefing schedule for the Company's motion for summary judgment of no infringement under the doctrine of equivalents. According to this schedule, a hearing on the motion will be held August 25, 2003. The Court also set a pretrial conference for October 20, 2003, and a trial date of January 13, 2004.

        Additionally, the Company is involved from time-to-time in a variety of other legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any currently pending other legal matters will have a material adverse effect on the Company's financial statements. No amount has been accrued for any pending other legal matters as of February 28, 2003.

7.    INCOME TAXES

        The income tax provision consists of the following:

	2003	2002	2001
Current:
Federal	$14,382	$—	$—
State	2,400	2,400	2,400

	16,782	2,400	2,400

Deferred:
Federal	169,733	581,050	(219,344)
State	346,198	53,375	(106,885)

	515,931	634,425	(326,229)
Change in valuation allowance	(2,324,014)	(634,425)	326,229

Deferred income tax provision—net	(1,808,083)

Total income tax provision	$(1,791,301)	$2,400	$2,400

        A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

	2003	2002	2001
Federal statutory rate	35%	35%	35%
State taxes—net of federal benefit	6%	8	10
Valuation allowance	(310)%	(56)	(49)
Goodwill amortization		13	4

	(269)%	0%	0%

        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28, 2003 and 2002:

	2003	2002
Deferred tax assets:
Inventories	$224,557	$209,327
Other reserves	251,879	218,523
Net operating loss carryforwards, general business credit carryforwards and AMT credit carryforwards	4,736,521	5,422,201

Total gross deferred assets	5,212,957	5,850,051

Deferred tax liabilities:
Depreciation and amortization	(182,967)	(291,125)
State taxes	(266,006)	(279,011)

	4,763,984	5,279,915
Valuation allowance		(5,279,915)

Net deferred income taxes	$4,763,984	$—

        As of February 28, 2003, no valuation allowance has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will be generated to realize these temporary differences.

        In Fiscal 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. This reversal is the result of the Company's recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods.

        As of February 28, 2003, the Company had federal and state net operating loss carryforwards of $11,459,000 and $2,760,000, respectively. Unless utilized, the federal net operating losses begin to expire in 2010, while the state net operating losses begin to expire in 2005. As of February 28, 2003, the Company had federal and state tax credit carryforwards of $295,000 and $551,000, respectively. The federal tax credits begin to expire in 2004, while the state tax credits begin to expire in 2006.

8.    EMPLOYEE STOCK OPTION PLANS

        Under the terms of the Company's 1996 Stock Option Plan (the "Plan"), options to purchase 6,000,000 shares of the Company's common stock are available for issuance to employees, officers, directors, and consultants. The plan was modified in fiscal year 2002 to increase the total number of options in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At February 28, 2003, 4,010,732 shares were available for future grants under the Plan.

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

        During the year ended February 28, 2003, the Company granted 6,000 options to nonemployees to purchase common shares at $1.42 per share. The options vested 100% on January 14, 2003 and expire the earlier of: (1) two years after service termination, or (2) 10 years from date of grant. The value of the options was determined to be $5,056 utilizing the Black-Scholes option-pricing model on the date of grant and was recorded as expense in the accompanying financial statements.

        A summary of activity for the stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
OUTSTANDING, MARCH 1, 2000	2,071,500	$2.39
Granted (weighted-average fair value of $2.81)	979,000	$4.32
Exercised	(705,425)	$1.28
Canceled	(157,775)	$2.47

OUTSTANDING, FEBRUARY 28, 2001	2,187,300	$3.62
Granted (weighted-average fair value of $1.12)	661,500	$1.71
Exercised	(114,405)	$1.30
Canceled	(154,875)	$4.03

OUTSTANDING, FEBRUARY 28, 2002	2,579,520	$3.20
Granted (weighted-average fair value of $1.12)	521,500	$2.20
Exercised	(63,500)	$1.29
Canceled	(66,750)	$3.80

OUTSTANDING, FEBRUARY 28, 2003	2,970,770	$3.09

        Additional information regarding options outstanding as of February 28, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.94 - $1.00	305,975	5.3	$1.00	305,975	$1.00
$1.01 - $1.99	1,203,295	7.8	$1.67	636,545	$1.57
$2.00 - $2.99	487,500	7.1	$2.33	279,500	$2.32
$3.05 - $7.56	974,000	7.4	$5.80	698,000	$6.08

	2,970,770			1,920,020	$3.25

9.    SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        The Company's chief executive officer is reviewing financial information and making operational decisions based upon the Company as a whole. Therefore, the Company reports as a single operating segment.

        License revenues for fiscal years 2003, 2002, and 2001 were $140,963, $571,305, and $1,558,839, respectively.

        The Company had export sales (primarily to Western European customers) accounting for approximately 23%, 12%, and 4% of net sales for fiscal years 2003, 2002, and 2001, respectively.

10.    BENEFIT AND COMPENSATION PLAN

        The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $127,817, $133,534, and $116,143 to the 401(k) plan during fiscal years 2003, 2002, and 2001, respectively.

* * * * * *

DPAC TECHNOLOGIES CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

	Balance at Beginning of Period	Additions from Acquisitions	Additions charged to Costs and Expenses(1)	Deductions(1)	Balance at End of Period
YEAR ENDED FEBRUARY 28, 2003
Allowance for doubtful accounts	$80,000	$—	$—	$(7,391)	$72,609
Allowance for excess and obsolete inventory	$175,000	$—	$70,093	$(95,093)	$150,000
YEAR ENDED FEBRUARY 28, 2002:
Allowance for doubtful accounts	$122,818	$—	$(15,572)	$(27,246)	$80,000
Allowance for excess and obsolete inventory	$449,759	$190,000	$94,590	$(559,349)	$175,000
YEAR ENDED FEBRUARY 28, 2001:
Allowance for doubtful accounts	$100,000	$65,873	$(18,055)	$(25,000)	$122,818
Allowance for excess and obsolete inventory	$215,000	$278,170	$—	$(43,411)	$449,759

(1)
Additions charged to costs and expenses in the allowance for doubtful accounts reflect credit balances recorded in fiscal 2002 and 2001, resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated. Deductions in the allowance for doubtful accounts reflect amounts written off.

QuickLinks

INDEX
PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
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
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: CONTROLS AND PROCEDURES
PART IV.
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
DPAC TECHNOLOGIES CORP. BALANCE SHEETS FEBRUARY 28, 2003 AND 2002
DPAC TECHNOLOGIES CORP. STATEMENTS OF INCOME FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. NOTES TO FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001