Form 10-Q
period 2003-05-31
DPAC TECHNOLOGIES CORP
filed 2003-07-14
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003
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

        Indicate by Check Mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒                             NO

        Indicate by Check Mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES                                     NO     ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of June 10, 2003 was 21,006,664.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.
Condensed Balance Sheets
(Unaudited)

	May 31, 2003	February 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,629,072	$8,197,144
Accounts receivable, net	1,463,520	2,599,732
Inventories, net	728,600	980,592
Prepaid expenses and other current assets	457,905	569,331
Deferred income taxes	209,776	209,776

Total current assets	10,488,873	12,556,575
PROPERTY, net	4,101,558	3,863,118
DEFERRED INCOME TAXES	5,125,208	4,554,208
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	605,614	250,183

TOTAL	$24,849,974	$25,752,805

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$200,437	$286,236
Accounts payable	645,215	1,043,913
Accrued compensation	334,130	492,630
Other accrued liabilities	1,110,887	433,781

Total current liabilities	2,290,669	2,256,560
CAPITAL LEASE OBLIGATIONS, less current portion	74,466	98,829
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock	24,949,976	24,929,987
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(5,166,838)	(4,234,272)

Net stockholders' equity	22,484,839	23,397,416

TOTAL	$24,849,974	$25,752,805

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Operations
(Unaudited)

	For the quarter ended:
	May 31, 2003	May 31, 2002
NET SALES	$5,162,663	$11,936,850
COST OF SALES	3,972,874	9,110,902

GROSS PROFIT	1,189,789	2,825,948
COSTS AND EXPENSES:
Selling, general and administrative	1,175,936	1,578,801
Reserve for litigation	750,000	—
Research and development	776,280	456,196

Total costs and expenses	2,702,216	2,034,997
INCOME (LOSS) FROM OPERATIONS	(1,512,427)	790,951

OTHER INCOME:
Interest income	17,539	35,276
Interest expense	(8,678)	(22,973)

Total other income	8,861	12,303
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(1,503,566)	803,254
INCOME TAX BENEFIT	571,000	—

NET INCOME (LOSS)	$(932,566)	$803,254

NET INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$0.04

Diluted	$(0.04)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,988,000	21,016,000

Diluted	20,988,000	21,374,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the quarter ended:
	May 31, 2003	May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(932,566)	$803,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,305	356,462
Deferred income taxes	(571,000)	—
Compensation expense associated with stock options	1,239	—
Changes in operating assets and liabilities:
Accounts receivable	1,136,212	941,908
Inventories	251,992	(1,119,957)
Other assets	130,995	70,125
Accounts payable	(398,698)	766,085
Accrued compensation	(158,500)	(430,235)
Other accrued liabilities	677,106	(32,399)
Deferred revenue	—	(15,000)

Net cash provided by operating activities	492,085	1,340,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(593,745)	(138,139)
Acquired license agreement	(375,000)	—

Net cash used in investing activities:	(968,745)	(138,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(110,162)	(138,421)
Proceeds from issuance of common stock	18,750	76,244

Net cash used in financing activities	(91,412)	(62,177)

NET INCREASE (DECREASE) IN CASH	(568,072)	1,139,927
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,144	6,258,836

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,629,072	$7,398,763

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,678	$22,973

Income taxes paid	$—	$—

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a technology company that provides patented component packaging technology to create high-density, space-saving surface mount electronic components. High-density design and manufacturing allows our customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. Additionally, the Company announced that it had entered the wireless marketplace with plans for a new product line. The entry into the wireless market may combine DPAC's expertise in high-density packaging with the need of the marketplace for wireless products. The initial product line for entry to this marketplace has been identified, but no prototypes have yet been built and the products are not under production. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, our stockholders voted in favor of changing the Company name to DPAC Technologies Corp.

NOTE 2—Basis of Presentation

        The accompanying unaudited interim Condensed Financial Statements of DPAC® as of May 31, 2003 and for the three months ended May 31, 2003 and 2002, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completed-year financial statements. DPAC® and DPAC Technologies® are registered trademarks of DPAC Technologies Corp.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2004.

NOTE 3—New Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2003 and the recognition provisions of FIN 45 effective March 1, 2003. Such adoption did not have a material impact on our financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective February 28, 2003 and has included the additional required disclosures below under "Stock-Based Compensation." Such adoption did not impact our results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our results of operations and financial position.

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective March 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities.

        In May 2003, the FASB issued Statement of Financial Accounting Standards, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

Stock Based Compensation

        Pursuant to SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, we generally only record compensation expense for stock-based awards granted with an exercise price below the market value of the Company's stock at the date of grant.

        SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, and as amended by SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended May 31,
	2003	2002
Assumptions
Expected life - months	41	39
Stock volatility	103%	106%
Risk-free interest rate	4.1%	5%
Dividends during the expected term	none	none

        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, the Company's results would have been as follows:

	For the three months ended May 31,
	2003	2002
Net income as reported	$(932,566)	$803,254
Pro forma net income	(1,159,000)	391,000
Net income per share as reported:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04
Pro forma net income per share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

NOTE 4—Concentration of Customers

        DPAC's customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC's revenues due to changes in the marketplace or if one of our major customers were to be acquired, merge, consolidate, or close. There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. Also, during the three months ended May 31, 2003, sales to three major customers accounted for 28%, 22% and 21%, of net sales. Accounts receivable from these three customers accounted for 62% of total net accounts receivable at May 31, 2003. During the three months ended May 31, 2002, sales to two major customers accounted for 45% and 17% of net sales. Accounts receivable from these two customers accounted for 43% of total net accounts receivable at May 31, 2002. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on the Company.

NOTE 5—Stock Options

        The following table summarizes stock option activity under DPAC's 1985 and 1996 Stock Option Plans for the three months ended May 31, 2003:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 28, 2003	2,970,770	$0.94 - 7.56	1,767,504

Granted	1,229,000	$0.94 - 1.11
Exercised	(18,750)	$1.00 - 1.00
Cancelled	(65,900)	$0.99 - 6.00

Balance, May 31, 2003	4,115,120	$0.94 - 7.56	2,262,395

        At May 31, 2003, a total of 2,830,132 shares were available for future grants under all of the Company's stock option plans.

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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended May 31,
	2003	2002
Shares used in computing basic net income per share	20,988,000	21,016,000
Dilutive effect of stock options(1)	—	358,000

Shares used in computing diluted net income per share	20,988,000	21,374,000

(1)
Potential common shares of 159,000 have been excluded from diluted weighted average common shares for the three-month period ended May 31, 2003, as the effect would be anti-dilutive.

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

        The Company had export sales (primarily to Western European customers) accounting for approximately 24% and 15% of net sales for the three months ended May 31, 2003 and 2002, respectively.

NOTE 8—Income Taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. In the second quarter of fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. Subsequent to the reversal of the valuation allowance in fiscal year 2003, we experienced an unexpected decrease in our operating results which continued through the first quarter of fiscal year 2004. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period.

NOTE 9—Commitments and Contingencies

Legal Proceedings

        Use of the name DPAC below also includes a reference to the name Dense-Pac Microsystems, Inc., the Company's corporate name until changed in August 2001.

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

        On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003, the U.S. Court of Appeals vacated the September 23, 1998 lawsuit and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S. District Court set a briefing schedule for the Company's motion for summary judgment of no infringement under the doctrine of equivalents. According to this schedule, a hearing on the motion will be held August 25, 2003. The Court also set a pretrial conference for October 20, 2003, and a trial date of January 13, 2004. Costs of defense of this lawsuit could be substantial, and the ultimate outcome of the lawsuit, or any resulting potential loss is not presently determinable.

        As a result, the Company entered into settlement discussions with SimpleTech. Although the parties have not reached an agreement, in the quarter ended May 31, 2003, the Company recorded a reserve of $750,000 because of these discussions.

Other Contingent Contractual Obligations

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company's customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results Operations.

FORWARD-LOOKING STATEMENTS

        Included in the Notes to Condensed Financial Statements, this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements, which reflect the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

        Some of these factors include risks and uncertainties in regard to demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, the availability of capital to finance growth, and changes in gross margin as a result of changes in product mix toward commercial memory stacking where the Company purchases and sells the memory. These and other factors, which could cause actual results to differ materially from those in the forward-looking statements, are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended February 28, 2003 as filed with the Securities and Exchange Commission on May 28, 2003, under the headings "Risk Factors" and "Cautionary Statements." Such Cautionary Statements are incorporated herein by this reference. Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere. Additional cautionary statements are set forth below.

Concentration of Customers

        DPAC's customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC's revenues if one of our major customers were to be acquired, merge, consolidate, or close. There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. Also, during the three months ended May 31, 2003, sales to three major customers accounted for 28%, 22% and 21%, of net sales. Accounts receivable from these three customers accounted for 62% of total net accounts receivable at May 31, 2003. During the three months ended May 31, 2002, sales to two major customers accounted for 45% and 17% of net sales. Accounts receivable from these two customers accounted for 43% of total net accounts receivable at May 31, 2002. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on our results of operations.

Plans for Diversification

        We intend to pursue diversification (which could include acquisitions) that will expand our plans for internal growth. The Company's plan for diversification includes, but is not limited to partnerships, joint ventures, acquisitions, marketing and production agreements. However, we are unable to predict whether or when any prospective acquisition candidate will be identified or the likelihood that any acquisition will be completed. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. An inability to overcome problems encountered in connection with such acquisitions also could divert the attention of management, utilize scarce corporate resources and harm our business. Potential acquisitions also involve numerous risks, including, among others:

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

Visibility of Marketplace

        DPAC's visibility into the marketplace is limited due to increasing consolidation within the semiconductor market. This consolidation has resulted in turmoil and uncertainty as to some future developments of technology. As a result, the risks are high that:

  •
  Semiconductor companies may attempt or may be successful in bringing stacking in-house, using not only pre-packaged parts, but also "die" level stacking;

  •
  Competitors may introduce other stacking methodology;

  •
  Module manufacturers and semiconductor packaging companies may develop in-house stacking services;

  •
  DRAM pricing may create a volatile marketplace reducing the demand for stacking; and

  •
  The transition to new technology, such as fBGA packaging, could eliminate the need for stacking.

        As a result, any of the above could have a material negative effect on the financial performance of DPAC, potentially reducing revenues and results of operations.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2003 and 2002

        Net Sales.    Net sales for the quarter ended May 31, 2003 decreased by $6.8 million or 57% to $5.2 million from $11.9 million for the quarter ended May 31, 2002. This decrease in net sales is primarily due to three factors: a change in product mix toward a greater percentage of commercial stacking revenue that contained consigned memory as opposed to purchased memory, a significant decrease in the average selling price of the memory content of memory stacking, and a 16% decrease in the total quantity of commercial stacks shipped.

        Stacking revenues containing purchased memory, or "memory stacking", involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the first quarter of fiscal year 2004, approximately 52% was related to memory stacking and 32% to service stacking, as compared with 67% and 14%, respectively, in the first quarter of fiscal year 2003. The remaining 16% and 19% of sales in the first quarters of fiscal year 2003 and 2002, respectively, were primarily related to other goods sold to the industrial, defense and aerospace sectors.

        DPAC has seen an impact on its business due to competitive products and technologies, and the continued turmoil in the semiconductor industry, and it is unknown at this time whether or not there will be additional changes in demand for these proprietary products. See "Forward-Looking Statements," including the discussion under "Visibility of Marketplace."

        Gross Profit.    Gross profit in the first quarter of fiscal year 2004 decreased by $1.6 million or 58% to $1.2 million from $2.8 million in the comparable prior-year period. Gross profit as a percentage of sales declined slightly to 23% for the quarter ended May 31, 2003, as compared to 24% for the quarter ended May 31, 2002. The decrease in gross profit in absolute dollars is directly attributable to the decrease in revenues. The decrease in the gross margin percentage can primarily be attributed to decreased average selling prices as well as lower revenues available to absorb fixed manufacturing costs, partially offset by the increased percentage of revenues from service stacking, which has a higher gross margin percentage than revenues derived from memory stacking.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased in the first quarter of fiscal year 2004 by $403,000 or 26%, from the first quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 23% of net sales for the quarter ended May 31, 2003 as compared to 13% for the same period in the prior fiscal year. The decrease in absolute dollars in selling, general and administrative expenses is primarily attributed to decreased levels of compensation expense and acquisition search costs. The increase as a percentage of revenue is primarily due to decreased revenues.

        Reserve for Litigation.    During the quarter ended May 31, 2003, DPAC entered into settlement discussions for its outstanding patent litigation. Although we have not reached an agreement, the Company recorded a reserve of $750,000 because of these discussions. There were no similar charges in the prior year.

        Research and Development.    Research and development costs increased by $320,000 or 70% for the quarter ended May 31, 2003 from the first quarter of the prior fiscal year. For the quarter ended May 31, 2003 research and development expense represented 15% of net sales as compared to 4% of net sales from the same quarter in the previous fiscal year. The increase in absolute dollars spent on research and development is the result of the Company's efforts to expand into the wireless marketplace and develop new stacking technologies. The increase as a percentage of revenues is primarily due to decreased revenue levels. The Company is continuing to invest in research and development for new products. See "Forward-Looking Statements."

        Interest.    For the three months ended May 31, 2003, interest income decreased by $18,000 from the same period last year due primarily to the impact of declining interest rates on the amount we are able to earn on our cash balances. Interest expense decreased by $14,000 for the same period due to the decline in the amount of our debt balances, which are at fixed interest rates.

        Income Taxes.    During the quarter ended May 31, 2003, the Company recorded a net income tax benefit at the rate of 38% or $571,000. The effective income tax rate for the quarter ended May 31, 2002 was zero. The difference in tax rates is attributed to the fact that, in the comparable prior-year quarter, the Company had a full valuation allowance against deferred income tax assets. This valuation allowance was reversed in the quarter ended August 31, 2002 as a result of the determination by management that the future realization of the net deferred tax assets was judged to be more likely that not. The Company exercises significant judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of liquidity for the three months ended May 31, 2003 and May 31, 2002 was from our cash balances and cash provided by operations. Net cash provided by operating activities during the three months ended May 31, 2003 of approximately $492,000 was substantially provided by non-cash depreciation and amortization expense, collections of accounts receivable, an increase in accrued expenses, and partially offset by the net loss, deferred taxes, and a reduction in accounts payable. For the three months ended May 31, 2002 net cash provided by operating activities was approximately $1,340,000 and consisted primarily of net income and non-cash depreciation and amortization expense.

        The Company purchased for cash approximately $594,000 and $138,000 in new equipment during the three months ended May 31, 2003 and 2002, respectively. Additionally, during the first quarter ended May 31, 2003, the Company paid $375,000 for marketing and manufacturing rights to an advanced imaging product. The Company expects that it may incur additional debt with the acquisition of additional equipment during the next 12 months. The Company expects that it will not acquire more than $1 million in additional equipment for the remainder of the fiscal year. See "Forward-Looking Statements."

        Net cash used in financing activities was approximately $91,000 and $62,000 for the three months ended May 31, 2003 and 2002, respectively, and principally relates to payments on capital leases offset by proceeds from the issuance of common stock.

        As of May 31, 2003, our future commitments under capital leases and term debt through fiscal year 2006 were $292,000.

        Additionally, we have available a line of credit with a bank providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $3,000,000. The credit facility bears interest at the bank's prime rate and expires in August 2004. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at May 31, 2003. Such covenants also restrict the Company's ability to pay dividends on its common stock.

        Management believes that our positive cash position, together with working capital, cash from operations, and the current credit facility, should be adequate to implement management's business plan and to meet our cash needs for at least the near future. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See the discussion regarding "Cautionary Statements" under "Forward-Looking Statements" above.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$292,000	$214,000	$78,000
Operating Lease Obligations	$370,000	$361,000	$9,000
Purchase Obligations	$1,105,000	$1,105,000	—
Total	$1,767,000	$1,680,000	$87,000

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

NEW ACCOUNTING PRONOUCEMENTS

        See Note 3 to financial statements in Item 1. Note 3 is incorporated herein by this reference.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

        The Company is engaged in a lawsuit with SimpleTech (formerly Simple Technology, Inc.) in connection with its lawsuit alleging that the Company's stacking technology infringed on a SimpleTech Stacking patent. Costs of defense of this lawsuit could be substantial, and the ultimate outcome of the lawsuit or any resulting potential loss is not presently determinable.

        As a result, the Company entered into settlement discussions with SimpleTech. Although the parties have not reached an agreement, in the quarter ended May 31, 2003, the Company recorded a reserve of $750,000 because of these discussions

ITEM 2—Changes in Securities and Use of Proceeds

        None

ITEM 3—Defaults Upon Senior Securities

        None

ITEM 4—Submission of Matters to a Vote of Security Holders

        None

ITEM 5—Other Information

        The Company recently expanded into the wireless marketplace through the introduction of its Airborne™ wireless engines. The Airborne™ wireless subsystem enables an original equipment manufacturer to add wireless capabilities to a wide range of systems and equipment, including industrial, scientific, medical and automotive applications. Airborne™ can easily replace cables with reliable wireless technology that incorporates data acquisition, real-time processing and an industry standard wireless interface in a single package. The integration of Airborne into an existing system or product line enables the creation of a fully integrated wireless communications network.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Cautionary Statements are incorporated herein by reference to pages 21 through 29, inclusive, of the Registrant's Form 10-K filed May 28, 2003 with the Securities and Exchange Commission.

  99.2
  Certification of Chief Executive Officer and Chief Financial Officer.

  (b)
  Reports on Form 8-K—We filed a Form 8-K on April 14, 2003, filing under Items 7 & 12, the news release related to our earnings for the fiscal year ended February 28, 2003 and the accompanying Condensed Balance Sheet Information (Unaudited) and Condensed Statement of Income (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)
July 10, 2003 Date	By:	/s/ TED BRUCE Ted Bruce, Chief Executive Officer
July 10, 2003 Date	By:	/s/ WILLIAM M. STOWELL William M. Stowell, Chief Financial Officer

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

Date: July 10, 2003
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

Date: July 10, 2003
/s/ WILLIAM M. STOWELL William M. Stowell Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description
99.1	Cautionary Statements
99.2	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
DPAC Technologies Corp. Condensed Balance Sheets (Unaudited)
DPAC Technologies Corp. Condensed Statements of Operations (Unaudited)
DPAC Technologies Corp. Condensed Statements of Cash Flows (Unaudited)
DPAC TECHNOLOGIES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2—Management's Discussion and Analysis of Financial Condition and Results Operations.
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