Form 10-Q
period 2003-08-31
DPAC TECHNOLOGIES CORP
filed 2003-10-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

(714) 898-0007
(Registrant’s Telephone Number, Including Area Code)

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

YES   ☐                     NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of September 19, 2003 was 21,031,664.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.
Condensed Balance Sheets
(Unaudited)

	August 31, 2003	February 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,152,463	$8,197,144
Accounts receivable, net	1,056,739	2,599,732
Inventories, net	964,488	980,592
Prepaid expenses and other current assets	470,348	569,331
Deferred income taxes	209,776	209,776
Total current assets	9,853,814	12,556,575

PROPERTY, net	4,167,465	3,863,118
DEFERRED INCOME TAXES	5,794,208	4,554,208
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	576,186	250,183

TOTAL	$24,920,394	$25,752,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$197,893	$286,236
Accounts payable	1,328,692	1,043,913
Accrued compensation	476,737	492,630
Other accrued liabilities	1,166,306	433,781
Total current liabilities	3,169,628	2,256,560

CAPITAL LEASE OBLIGATIONS, less current portion	337,667	98,829

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock	24,969,498	24,929,987
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(6,258,100)	(4,234,272)
Net stockholders’ equity	21,413,099	23,397,416

TOTAL	$24,920,394	$25,752,805

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Operations
( Unaudited )

	For the quarter ended:		For the six months ended:
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

NET SALES	$4,400,432	$10,882,890	$9,563,095	$22,819,740

COST OF SALES	4,027,984	7,964,483	8,000,858	17,075,385

GROSS PROFIT	372,448	2,918,407	1,562,237	5,744,355

COSTS AND EXPENSES:
Selling, general and administrative	1,388,688	1,673,902	2,564,624	3,252,703
Research and development	749,159	447,988	1,525,439	904,184
Reserve for litigation	—	—	750,000	—
Total costs and expenses	2,137,847	2,121,890	4,840,063	4,156,887

INCOME (LOSS) FROM OPERATIONS	(1,765,399)	796,517	(3,277,826)	1,587,468

OTHER INCOME:
Interest income	12,954	33,478	30,493	68,754
Interest expense	(7,817)	(20,719)	(16,495)	(43,692)
Total other income	5,137	12,759	13,998	25,062

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(1,760,262)	809,276	(3,263,828)	1,612,530

INCOME TAX BENEFIT	669,000	1,444,876	1,240,000	1,444,876

NET INCOME (LOSS)	$(1,091,262)	$2,254,152	$(2,023,828)	$3,057,406

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.11	$(0.10)	$0.15
Diluted	$(0.05)	$0.11	$(0.10)	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,010,000	21,044,000	20,999,000	21,030,000
Diluted	21,010,000	21,305,000	20,999,000	21,464,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended
	August 31, 2003	August 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,023,828)	$3,057,406

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	719,393	708,175
Deferred income taxes	(1,240,000)	(1,440,262)
Compensation expense associated with stock options	15,761	—

Changes in operating assets and liabilities:
Accounts receivable	1,542,993	1,266,040
Inventories	16,104	164,242
Other assets	147,980	43,042
Accounts payable	284,779	(387,345)
Accrued compensation	(15,893)	(244,703)
Other accrued liabilities	732,525	95,560
Deferred revenue	—	(15,000)

Net cash provided by operations:	179,814	3,247,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(637,779)	(290,274)
Acquired license agreement	(375,000)	—

Net cash used in investing activities:	(1,012,779)	(290,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(235,466)	(267,639)
Proceeds from issuance of common stock	23,750	81,244

Net cash used in financing activities	(211,716)	(186,395)

NET INCREASE (DECREASE) IN CASH	(1,044,681)	2,770,486

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,144	6,258,836

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,152,463	$9,029,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,495	$43,692
Income taxes paid	$—	$27,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$385,961	$—
Reversal of valuation allowance to paid in capital	$—	$2,665,253

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  - General Background

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“we,” “us,” “DPAC”or the “Company”) is a technology company that provides patented component packaging technology to create high-density, space-saving memory and wireless products. High-density design and manufacturing allows our customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. Additionally, the Company announced that it had entered the wireless marketplace with plans for a new product line. The entry into the wireless market may combine DPAC’s expertise in high-density packaging with the need of the marketplace for wireless products. The initial product for entry into this marketplace has been designed, developed and is currently available, although no significant revenues have been recognized to date. The Company also provides outsourced engineering design services to aid customers in creating cost-saving circuit designs as well as contract manufacturing of prototype designs and medium volume production runs of circuit boards. We were formed as a California corporation on September 7, 1983. On August 10, 2001, our stockholders voted in favor of changing the Company name to DPAC Technologies Corp.

NOTE 2  - Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of August 31, 2003 and for the three and six months ended August 31, 2003 and 2002, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completed-year financial statements. DPAC® and DPAC Technologies® are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Operating results for the three and six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2004.

NOTE 3 –New Accounting Pronouncements

In August 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of  Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2003 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective February 28, 2003 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not impact our results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our results of operations and financial position.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective March 1, 2003 and such adoption did not have a material impact on its financial statements since the Company currently has no variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, effective June 1, 2003, and such adoption did not have a material impact on its financial condition.

Stock Based Compensation

Pursuant to SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, we only record compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock at the date of grant.

SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, and as amended by SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended August 31,		For the six months ended August 31,
	2003	2002	2003	2002
Assumptions
Expected life - months	39	39	39	39
Stock volatility	103%	106%	103%	106%
Rick-free interest rate	4%	5%	4%	5%
Dividends during the expected term	None	None	None	None

The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s results would have been as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2003	2002	2003	2002
Net income:
As reported	$(1,091,262)	$2,254,152	$(2,023,828)	$3,057,406
Add: Stock-based compensation expense included in reported net income, net of related tax effects	9,004	—	9,772	—
Deduct: Total stock-based compensation determinded under fair value based method for all awards, net of related tax effects	(239,644)	(264,120)	(467,332)	(519,560)
Pro forma net income	$(1,321,902)	$1,990,032	$(2,481,388)	$2,537,846

Net income per share as reported:
Basic	$-0.05	$0.11	$-0.10	$0.15
Diluted	$-0.05	$0.11	$-0.10	$0.14
Pro forma net income per share:
Basic	$-0.06	$0.09	$-0.12	$0.12
Diluted	$-0.06	$0.09	$-0.12	$0.12

NOTE 4 - Concentration of Customers

DPAC’s customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace.  There is risk of a significant impact to DPAC’s revenues due to changes in the marketplace or if one of our major customers were to be acquired, merge, consolidate, or close.  There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. During the three and six months ended August 31, 2003, sales to three major customers accounted for 53%, 12% and 14%, and 23%, 23% and 30%, respectively, of net sales. Accounts receivable from these three customers accounted for 53% of total net accounts receivable at August 31, 2003. During the three and six months ended August 31, 2002, sales to two major customers accounted for 30% and 29%, and 23% and 37%, respectively, of net sales. Accounts receivable from these two customers accounted for 50% of total net accounts receivable at August 31, 2002. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on the Company.

NOTE 5 - Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the six months ended August 31, 2003:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 28, 2003	2,970,770	$ 0.94 – 7.56	1,767,504

Granted	1,285,000	$ 0.94 - 1.40
Exercised	(23,750)	$ 1.00 - 1.00
Cancelled	(99,800)	$ 0.99 - 6.00
Balance, August 31, 2003	4,132,220	$ 0.94 - 7.56	2,333,554

At August 31, 2003, a total of 2,825,532 shares were available for future grants under all of the Company’s stock option plans.

NOTE 6 – Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted-average number of shares outstanding, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended August 31,
	2003	2002
Shares used in computing basic net income (loss) per share	20,010,000	21,044,000
Dilutive effect of stock options (1)	—	261,000
Shares used in computing diluted net income (loss) per share	20,010,000	21,305,000

	Six months ended August 31,
	2003	2002
Shares used in computing basic net income (loss) per share	20,999,000	21,030,000
Dilutive effect of stock options (1)	—	434,000
Shares used in computing diluted net income (loss) per share	20,999,000	21,464,000

(1) Potential common shares of 188,000 and 174,000 have been excluded from diluted weighted average common shares for the three-month and six month periods ended August 31, 2003, as the effect would be anti-dilutive.

NOTE 7 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As the Company’s CEO reviews financial information and makes operational decisions based upon the Company as a whole, the Company reports as a single segment.

The Company had export sales (primarily to Western European customers) accounting for approximately 9% and 17% of net sales for the three and six months ended August 31, 2003 and 29% and 22% for the three and six months ended August 31, 2002, respectively.

NOTE 8 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. In the quarter ended August 31, 2002, the Company reversed a valuation allowance on its deferred tax assets totaling $4,359,715. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,665,253, a reduction of Goodwill in the amount of $254,000, and a net income tax benefit of $1,444,876. This reversal was the result of the Company’s sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not at August 31, 2002. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. Subsequent to the reversal of the valuation allowance in fiscal year 2003, the Company experienced an unexpected decrease in operating results that continued through the first six months of fiscal year 2004. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to record a valuation allowance against all or a significant portion of its deferred tax assets which could substantially increase reported net loss and effective tax rate for such period.

NOTE 9 – Commitments and Contingencies

Legal Proceedings

Use of the name DPAC below also includes a reference to the name Dense-Pac Microsystems, Inc., the Company’s corporate name until changed in August 2001.

On September 23, 1998, DPAC was served with a complaint from SimpleTech (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Santa Ana Division, alleging that DPAC’s stacking technology infringed on a SimpleTech stacking patent.  On October 23, 1998, DPAC filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC’s earlier issued patent.

On April 11, 2000, DPAC filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

On February 8, 2001, the U.S. District Court for the Central District of California ruled that SimpleTech did not infringe DPAC’s patent.  On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe on the SimpleTech patent and entered a final judgment of no liability.  As part of the ruling, DPAC was awarded court costs.  On April 17, 2001, SimpleTech’s appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002, the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, confirming the lower court’s ruling that DPAC did not infringe on the SimpleTech patent.

On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals affirmance. On October 7, 2002, the U.S. Supreme Court vacated the September 23, 1998 lawsuit and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003, the U.S. Court of Appeals vacated the September 23, 1998 lawsuit and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S. District Court set a briefing schedule for the Company’s motion for summary judgment of no infringement under the doctrine of equivalents. According to this schedule, a hearing on the motion will be held August 25, 2003. The Court also set a pretrial conference for October 20, 2003, and a trial date of January 13, 2004. Costs of defense of this lawsuit could be substantial, and the ultimate outcome of the lawsuit, or any resulting potential loss is not presently determinable.

The Company entered into settlement discussions with SimpleTech during the quarter ended, May 31, 2003.  Although the parties did not reach an agreement, the Company recorded a reserve of $750,000 in the quarter ended May 31, 2003, as a result of the discussions.

On September 17, 2003, the United States District Court for the Central District of California granted judgment in favor of DPAC on SimpleTech’s claim of infringement of a certain DPAC patent.  On October 10, 2003 SimpleTech filed a notice of appeal with the U.S. Court of Appeals for the Federal Court.

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; and indemnities involving the accuracy of representations and warranties in certain contracts. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. Product warranty costs are not significant.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Included in the Notes to Condensed Financial Statements, this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are statements that do not present historical information. These are forward-looking statements, which reflect the Company’s current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company’s financial goals or expectations will be realized. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

Some of these factors include risks and uncertainties in regard to demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, the availability of capital to finance growth, and changes in gross margin as a result of changes in product mix toward commercial memory stacking where the Company purchases and sells the memory.  These and other factors, which could cause actual results to differ materially from those in the forward-looking statements, are discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 as filed with the Securities and Exchange Commission on May 28, 2003, under the headings “Risk Factors” and “Cautionary Statements.” Such Cautionary Statements are incorporated herein by this reference.  Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere.  Additional cautionary statements are set forth below.

Concentration of Customers

DPAC’s customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC’s revenues if one of our major customers were to be acquired, merge, consolidate, or close.  There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. During the three and six months ended August 31, 2003, sales to three major customers accounted for 53%, 12% and 14%, and 23%, 23% and 30%, respectively, of net sales. Accounts receivable from these three customers accounted for 53% of total net accounts receivable at August 31, 2003. During the three and six months ended August 31, 2002, sales to two major customers accounted for 30% and 29%, and 23% and 37%, respectively, of net sales. Accounts receivable from these two customers accounted for 50% of total net accounts receivable at August 31, 2002. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on our results of operations.

Plans for Diversification

We intend to pursue diversification strategies that will expand our plans for internal growth. The Company’s plan for diversification includes, but is not limited to, entering into partnerships, joint ventures, acquisitions, marketing and production agreements. We are unable to predict whether or when any prospective acquisition candidate will be identified or the likelihood that any acquisition will be completed. If we make any future acquisitions, we could issue stock that would dilute our shareholders’

percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. An inability to overcome problems encountered in connection with such acquisitions also could divert the attention of management, utilize scarce corporate resources and harm our business. Potential acquisitions also involve numerous risks, including, among others:

•        Problems assimilating the purchased operations, technologies or products;

•        Costs associated with the acquisition;

•        Adverse effects on existing business relationships with suppliers and customers;

•        Risks associated with entering markets in which we have no or limited prior experience;

•        Potential loss of key employees of purchased organizations; and

•        Potential litigation arising from the acquired company’s operations before the acquisition.

Visibility of Marketplace

DPAC’s visibility into the marketplace is limited due to factors including the increasing consolidation within the semiconductor market.  This consolidation has resulted in turmoil and uncertainty as to some future developments of technology.  As a result, the risks are high that:

•        Semiconductor companies may attempt or may be successful in bringing stacking in-house, using not only pre-packaged parts, but also “die” level stacking;

•        Competitors may introduce other stacking methodologies;

•        Module manufacturers and semiconductor packaging companies may develop in-house stacking services;

•        DRAM pricing may create a volatile marketplace and reduce the demand for stacking; and

•        The transition to new technology, such as fBGA packaging, could eliminate the need for stacking.

As a result, any of the above could have a material negative effect on the financial performance of DPAC, potentially reducing revenues and results of operations.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2003 and 2002

Net Sales. Net sales for the quarter ended August 31, 2003 of $4.4 million decreased by $6.5 million or 60% from $10.9 million for the quarter ended August 31, 2002. This decrease in net sales is primarily due to a 40% decrease in the total quantity of commercial stacks shipped and a significant decrease in the average selling price of both memory and service stacking.

Stacking revenues containing purchased memory, or “memory stacking”, involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory.  The balance of commercial stacking revenues is from “service stacking”, where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the second quarter of fiscal year 2004, approximately 68% was related to memory stacking and 16% to service stacking, as compared with 70% and 13% respectively, in the second quarter of fiscal year 2003.  The remaining 16% and 17% of sales in the second quarter of fiscal years 2004 and 2003, respectively, were primarily related to other products sold to the industrial, defense and aerospace sectors.

DPAC has seen an impact on its business due to competitive products and technologies, and the continued consolidation in the semiconductor industry. It is unknown at this time whether or not there will be additional changes in demand for the Company’s proprietary products. Additionally, semiconductor companies are performing stacking in-house, which impacted demand for the Company’s products. See “Forward-Looking Statements,” including the discussion under “Visibility of Marketplace.”

Gross Profit. Gross profit in the second quarter of fiscal year 2004 decreased by $2.5 million or 87% to $0.4 million from $2.9 million in the comparable prior-year period. Gross profit as a percentage of sales declined to 9% for the quarter ended August 31, 2003, as compared to 27% for the quarter ended August 31, 2002. The decrease in gross profit in absolute dollars is directly attributable to the decrease in revenues. The decrease in the gross margin percentage can primarily be attributed to lower revenues available to absorb fixed manufacturing costs as well as decreased average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased in the second quarter of fiscal year 2004 by $0.3 million or 17% to $1.4 million from $1.7 million in the second quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 32% of net sales for the quarter ended August 31, 2003 as compared to 15% for the same period in the prior fiscal year. The decrease in absolute dollars in selling, general and administrative expenses is primarily attributed to decreased levels of compensation expense (decrease in head cost and executive compensation) and investor relations expenses, which activities were brought in-house. The increase as a percentage of revenue is due to decreased revenues.

Research and Development.  Research and development expenses for the quarter ended August 31, 2003 of $0.7 million increased by $0.3 million or 67% from the second quarter of the prior fiscal year. For the quarter ended August 31, 2003 research and development expense represented 17% of net sales as compared to 4% of net sales from the same quarter in the previous fiscal year. The increase in absolute dollars spent on research and development is the result of the Company’s efforts to expand into the wireless marketplace and develop new stacking technologies. The increase as a percentage of revenues is primarily due to decreased revenue levels.  The Company is continuing to invest in research and development for new products. See “Forward-Looking Statements.”

Interest. For the three months ended August 31, 2003, interest income decreased by $21,000 from the same period last year due primarily to the impact of declining interest rates on the amount we are able to earn on our cash balances. Interest expense decreased by $13,000 for the same period due to the decline in the average amount of our debt balances, which are at fixed interest rates.

Income Taxes. During the quarter ended August 31, 2003, the Company recorded a net income tax benefit at the rate of 38% or $0.7 million. During the quarter ended August 31, 2002, the Company recorded a net income tax benefit of $1.4 million, which reflects the reversal of a previously recorded valuation allowance against deferred income tax assets.

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. In the quarter ended August 31, 2002, the Company reversed a valuation allowance on its deferred tax assets totaling $4,359,715. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,665,253, a reduction of Goodwill in the amount of $254,000, and a net income tax benefit of $1,444,876. This reversal was the result of the Company’s sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not at August 31, 2002. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. Subsequent to the reversal of the valuation allowance in fiscal year 2003, the Company experienced an unexpected decrease in operating results that continued through the first six months of fiscal year 2004. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to record a valuation allowance against all or a significant portion of its deferred tax assets which could substantially increase reported net loss and effective tax rate for such period.

Six Months Ended August 31, 2003 and 2002

Net Sales. Net sales for the six months ended August 31, 2003 decreased by $13.2 million or 58% to $9.6 from $22.8 million for the six months ended August 31, 2002. This decrease in net sales is primarily due a 43% decrease in the quantity of memory stacks shipped and a 27% decrease in the quantity of service stacks shipped for the first half for fiscal year 2004 as compared to the same period in the prior fiscal year, coupled with a significant decrease in the average selling price of both memory stacking and service stacking during this same period.

Stacking revenues containing purchased memory, or “memory stacking”, involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory.  The balance of commercial stacking revenues is from “service stacking”, where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the first six months of fiscal year 2004, approximately 58% was related to memory stacking and 26% to service stacking, as compared with 70% and 14%, respectively, in the first six months of fiscal year 2003.  The remaining 16% of sales in both the first six months of fiscal years 2003 and 2002 were primarily related to other products sold to the industrial, defense and aerospace sectors.

DPAC has seen an impact on its business due to competitive products and technologies, and the continued turmoil in the semiconductor industry, and it is unknown at this time whether or not there will be additional declines in demand for these proprietary products. See “Forward-Looking Statements,” including the discussion under “Visibility of Marketplace.”

Gross Profit. Gross profit for the six months ended August 31, 2003 of $1.6 million decreased by $4.2 million or 73% from $5.7 million for the same period in the previous fiscal year. Gross profit as a percentage of sales declined to 16% for the six months ended August 31, 2003, as compared to 25% for the six months ended August 31, 2002. The decrease in gross profit in absolute dollars is directly attributable to the decrease in revenues. The decrease in the gross margin percentage can primarily be attributed to lower revenues available to absorb fixed manufacturing costs as well as decreased average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 21% to $2.6 million for the six months ended August 31, 2003 from $3.3 million for the same period in fiscal year 2003. . As a percentage of net sales, selling, general and administrative expenses increased to 27% of net sales for the six months ended August 31, 2003 as compared to 14% for the same period in the prior fiscal year. The decrease in absolute dollars in selling, general and administrative expenses is primarily attributed to decreased levels of expense for compensation, investor relations, and incurred acquisition search costs. The increase as a percentage of revenue is due to decreased revenues.

Research and Development.  For the six months ended August 31, 2003, research and development, in terms of absolute dollars increased by 69% to $1.5 million from $0.9 million for the same period in the previous fiscal year. For the first half of fiscal year 2003, research and development expense represented 16% of net sales as compared to 4% of net sales for the same period in the previous fiscal year. The increased investment in research and development is primarily due to efforts to allocate more resources to the development and production of unique new technologies primarily for the wireless marketplace and continued investment in stacking technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See “Forward-Looking Statements.”

Reserve for Litigation. During the quarter ended May 31, 2003, DPAC entered into settlement discussions for its outstanding patent litigation. The Company recorded a reserve of $750,000 because of these discussions.  There were no similar charges in the prior year. (See discussion in Note 9 – Commitments and Contingencies).

Interest. For the six months ended August 31, 2003, interest income decreased by $38,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances as well as a decrease in our average cash balances. Interest expense decreased by $27,000 for the same period due to the decline in the amount of our average debt balances outstanding, which are at fixed interest rates.

Income Taxes.  For the six months ended August 31, 2003, the Company recorded a net income tax benefit at the rate of 38% or $1.2 million. During the quarter ended August 31, 2002, the Company recorded a net income tax benefit of $1.4 million which reflects the reversal of a previously recorded valuation allowance against deferred income tax assets.

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. In the quarter ended August 31, 2002, the Company reversed a valuation allowance on its deferred tax assets totaling $4,359,715. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,665,253, a reduction of Goodwill in the amount of $254,000, and a net income tax benefit of $1,444,876. This reversal was the result of the Company’s sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not at August 31, 2002. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. Subsequent to the reversal of the valuation allowance in fiscal year 2003, the Company experienced an unexpected decrease in operating results that continued through the first six months of fiscal year 2004. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to record a valuation allowance against all or a significant portion of its deferred tax assets which could substantially increase reported net loss and effective tax rate for such period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity for the six months ended August 31, 2003 and August 31, 2002 was from our cash balances and cash provided by operations. Net cash provided by operating activities during the six months ended August 31, 2003 of approximately $0.2 million was provided by non-cash depreciation and amortization expense, collections of accounts receivable, an increase in accrued expenses, and substantially offset by the net loss and an increase in deferred tax assets. For the six-months ended August 31, 2002 net cash provided by operating activities was approximately $3.2 million and consisted primarily of net income and non-cash depreciation and amortization expense and a reduction in accounts receivable, associated with favorable collections.

The Company purchased for cash approximately $0.6 million and $0.3 million in new equipment during the six months ended August 31, 2003 and 2002, respectively. Additionally, the Company paid $0.4 million for marketing and manufacturing rights for an advanced imaging product and acquired $0.4 million of new equipment under capital leases during the six months ended August 31, 2003. The Company expects that it may incur additional debt with the acquisition of additional equipment during the next 12 months. The Company expects that it will not acquire more than $1 million in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements.”

Net cash used in financing activities was approximately $0.2 million and $0.2 million for the six months ended August 31, 2003 and 2002, respectively, and principally relates to payments on capital leases partially offset by proceeds from the issuance of common stock associated with stock options exercised.

As of August 31, 2003, our future commitments under capital leases and term debt through fiscal year 2006 were $596,000.

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $3.0 million. Additionally, during the quarter ended August 31, 2003 the agreement was amended whereby the Company may borrow, through February 28, 2004, up to an additional $4.0 million on a term loan, payable over 48 months with equal principal payments plus interest. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at August 31, 2003), expires in November 2004, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at August 31, 2003. Such covenants also restrict the Company’s ability to pay dividends on its common stock.  No amounts were outstanding under the agreements at August 31, 2003.

Management believes that our positive cash position, together with working capital, cash from operations, and the current credit facility, should be adequate to continue to implement management’s business plan and to meet our cash needs for at least the next twelve months. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See the discussion regarding “Cautionary Statements” under “Forward-Looking Statements” above.

As of August 31, 2003, expected future cash payments, related to contractual obligations were as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$596,000	$226,000	$370,000
Operating Lease Obligations	$208,000	$200,000	$8,000
Purchase Obligations	$1,158,000	$1,158,000	—
Total	$1,962,000	$1,584,000	$378,000

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

NEW ACCOUNTING PRONOUCEMENTS

See Note 3 to financial statements in Item 1.  Note 3 is incorporated herein by this reference.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included on pages 14 thru 16 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Management believes that as of August 31, 2003, there has been no material change to this information.

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

ITEM 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2003, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Sec Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The Company is engaged in a lawsuit with SimpleTech (formerly Simple Technology, Inc.) in connection with its lawsuit alleging that the Company’s stacking technology infringed on a SimpleTech Stacking patent. Costs of defense of this lawsuit could be substantial, and the ultimate outcome of the lawsuit or any resulting potential loss is not presently determinable.

The Company entered into settlement discussions with SimpleTech during the quarter ended, May 31, 2003.  Although the parties did not reach an agreement, the Company recorded a reserve of $750,000 in the quarter ended May 31, 2003, as a result of the discussions.

On September 17, 2003, the United States District Court for the Central District of California granted judgment in favor of DPAC on SimpleTech’s claim of infringement of a certain DPAC patent.  On October 10, 2003 SimpleTech filed a notice of appeal with the U.S. Court of Appeals for the Federal Court.

ITEM 2  -  Changes in Securities and Use of Proceeds

None

ITEM 3  -  Defaults Upon Senior Securities

None

ITEM 4  -  Submission of Matters to a Vote of Security Holders

None

ITEM 5  -  Other Information

Previously reported

ITEM 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

10.6         Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated August 30, 2002.  (1)

10.6.1      Amendment to Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated June 25, 2003.

31.1         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Cautionary Statements are incorporated herein by reference to pages 21 through 29, inclusive, of the Registrant’s Form 10-K filed May 28, 2003 with the Securities and Exchange Commission.

(1)                                  Filed on October 15, 2002 as Exhibit 99.3 to DPAC Technologies Corp.’s quarterly report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.

(b)         Reports on Form 8-K  -  We filed a Report on Form 8-K  on June 30, 2003, filing under Items 7 and 9, the news release related to our earnings for the quarter ended May 31, 2003 and the accompanying Condensed Consolidated Balance Sheet Information (Unaudited) and Condensed Statement of Income (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.

(Registrant)

October 14, 2003	By:	/s/ TED BRUCE
Date		Ted Bruce, Chief Executive Officer

October 14, 2003	By:	/s/ WILLIAM M. STOWELL
Date		William M. Stowell, Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

10.6	Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated August 30, 2002. (1)

10.6.1	Amendment to Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated June 25, 2003.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements

(1)                                  Filed on October 15, 2002 as Exhibit 99.3 to DPAC Technologies Corp.’s quarterly report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.