Form 10-Q
period 2003-11-30
DPAC TECHNOLOGIES CORP
filed 2004-01-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of November 30, 2003 was 21,177,289.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

(Unaudited)

	November 30, 2003	February 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,669,411	$8,197,144
Accounts receivable, net	1,331,554	2,599,732
Inventories, net	816,035	980,592
Prepaid expenses and other current assets	396,667	569,331
Deferred income taxes	—	209,776
Total current assets	8,213,667	12,556,575

PROPERTY, net	3,294,941	3,863,118
DEFERRED INCOME TAXES	—	4,554,208
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	581,250	250,183

TOTAL	$16,618,579	$25,752,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$175,422	$286,236
Accounts payable	1,169,815	1,043,913
Accrued compensation	374,049	492,630
Other accrued liabilities	383,316	433,781
Total current liabilities	2,102,602	2,256,560

CAPITAL LEASE OBLIGATIONS, less current portion	295,004	98,829

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock	25,194,678	24,929,987
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(13,675,406)	(4,234,272)
Net stockholders’ equity	14,220,973	23,397,416

TOTAL	$16,618,579	$25,752,805

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:		For the nine months ended:
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

NET SALES	$4,363,459	$5,420,672	$13,926,554	$28,240,412

COST OF SALES	4,502,896	3,963,255	12,503,754	21,038,640

GROSS PROFIT (LOSS)	(139,437)	1,457,417	1,422,800	7,201,772

COSTS AND EXPENSES:
Selling, general and administrative	1,285,612	1,350,370	3,850,236	4,603,073
Research and development	743,990	464,631	2,269,429	1,368,815
Reversal of reserve for litigation	(750,000)	—	—	—
Total costs and expenses	1,279,602	1,815,001	6,119,665	5,971,888

INCOME (LOSS) FROM OPERATIONS	(1,419,039)	(357,584)	(4,696,865)	1,229,884

OTHER INCOME (EXPENSE):
Interest income	15,853	25,996	46,346	94,750
Interest expense	(10,136)	(17,854)	(26,631)	(61,546)
Total other income	5,717	8,142	19,715	33,204

INCOME (LOSS) BEFORE INCOME TAXES	(1,413,322)	(349,442)	(4,677,150)	1,263,088

INCOME TAX (PROVISION) BENEFIT	(6,003,984)	142,000	(4,763,984)	1,586,876

NET INCOME (LOSS)	$(7,417,306)	$(207,442)	$(9,441,134)	$2,849,964

NET INCOME (LOSS) PER SHARE:
Basic	$(0.35)	$(0.01)	$(0.45)	$0.14
Diluted	$(0.35)	$(0.01)	$(0.45)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,170,000	21,007,000	21,073,000	21,018,000
Diluted	21,170,000	21,007,000	21,073,000	21,335,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30, 2003	November 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,441,134)	$2,849,964

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,052,356	1,069,151
Deferred income taxes	4,763,984	(1,682,262)
Compensation expense associated with stock options	83,611	—
Provision for impairment of production assets	529,898	—

Changes in operating assets and liabilities:
Accounts receivable	1,268,178	1,338,730
Inventories	164,557	482,442
Other assets	272,524	159,059
Accounts payable	125,902	(160,064)
Accrued compensation	(118,581)	(658,479)
Other accrued liabilities	(50,465)	46,651

Net cash (used in) provided by operations:	(1,349,170)	3,445,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(684,043)	(564,166)
Acquired license agreement	(375,000)	—

Net cash used in investing activities:	(1,059,043)	(564,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(300,600)	(401,258)
Proceeds from issuance of common stock	181,080	82,024
Repurchase of common stock	—	(25,293)

Net cash used in financing activities	(119,520)	(344,527)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,527,733)	2,536,499

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,144	6,258,836

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,669,411	$8,795,335

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$26,631	$61,546
Income taxes paid	$—	$30,155

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$385,961	$—
Reversal of valuation allowance to paid in capital	$—	$2,665,253

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  - General Background

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“we,” “us,” “DPAC” or the “Company”) is a technology company that provides patented component packaging technology to create high-density, space-saving memory and wireless products. High-density design and manufacturing allows our customers to meet their electronic system performance and time-to-market objectives for maximum system integration. Our products are used in applications such as network servers, computer storage devices, guidance systems, medical instrumentation and communication electronics. Additionally, the Company has entered the wireless marketplace with a new product line for the OEM market. The entry into the wireless market combines DPAC’s expertise in high-density packaging with the need of the marketplace for wireless products. The initial 802.11b wireless product for entry into this marketplace has been designed, developed and is currently available, although no significant revenues have been recognized to date. We were formed as a California corporation on September 7, 1983. On August 10, 2001, our stockholders voted in favor of changing the Company name to DPAC Technologies Corp.

NOTE 2  - Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of November 30, 2003 and for the three and nine months ended November 30, 2003 and 2002, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC® and DPAC Technologies® are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Operating results for the three and nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2004.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company adopted the disclosure provisions of SFAS 148 effective February 28, 2003 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not impact our results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective March 1, 2003 and such adoption did not have a material impact on its financial statements since the Company currently has no variable interest entities.

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

Impairment of Production Assets

In the third quarter of fiscal year 2004, the Company committed to a plan to sell certain production equipment resulting in an impairment charge totaling $529,858, which is included in cost of sales in the accompanying condensed financial statements. The plan to sell the equipment was a result of the decline in the stacking business resulting in the equipment no longer being utilized.  In December of 2003, the Company sold the equipment for an amount approximating the adjusted fair market value.

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

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended November 30,		For the nine months ended November 30,
	2003	2002	2003	2002
Assumptions
Expected life - months	39	39	39	39
Stock volatility	103%	106%	103%	106%
Risk-free interest rate	4%	5%	4%	5%
Dividends during the expected term	None	None	None	None

The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s results would have been as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(7,417,306)	$(207,442)	$(9,441,134)	$2,849,964
Add: Stock-based compensation expense included in reported net income	67,850	—	83,611	—
Deduct: Total stock-based compensation determined under fair value based method for all awards	(294,000)	(268,460)	(1,047,761)	(788,020)
Pro forma net income (loss)	$(7,643,456)	$(475,902)	$(10,405,284)	$2,061,944

Net income (loss) per share as reported:
Basic	$(0.35)	$(0.01)	$(0.45)	$0.14
Diluted	$(0.35)	$(0.01)	$(0.45)	$0.13
Pro forma net income (loss) per share:
Basic	$(0.36)	$(0.02)	$(0.49)	$0.10
Diluted	$(0.36)	$(0.02)	$(0.49)	$0.10

NOTE 4 - Concentration of Customers

DPAC’s customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace.  There is risk of a significant impact to DPAC’s revenues due to changes in the marketplace or if one of our major customers were to be acquired, merge, consolidate, or close.  There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. During the three and nine months ended November 30, 2003, sales to three major customers accounted for 65%, 11% and 10%, and 45%, 18% and 12%, respectively, of net sales. Accounts receivable from three customers accounted for 97% of total net accounts receivable at November 30, 2003. During the three and nine months ended November 30, 2002, sales to two major customers accounted for 35% and 18%, and 37% and 22%, respectively, of net sales. Accounts receivable from these two customers accounted for 20% of total net accounts receivable at November 30, 2002. Any reduction in purchases by, or inability to collect receivables from such customers could have a material adverse effect on the Company.

NOTE 5  - Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the nine months ended November 30, 2003:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 28, 2003	2,970,770	$0.94 - 7.56	1,767,504

Granted	1,285,000	$0.94 - 1.40
Exercised	(189,375)	$0.94 - 1.00
Cancelled	(155,700)	$0.94 - 6.00
Balance, November 30, 2003	3,910,695	$0.94 - 7.56	2,437,753

At November 30, 2003, a total of 2,881,432 shares were available for future grants under all of the Company’s stock option plans.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculations:

	Three months ended November 30,
	2003	2002
Shares used in computing basic net income (loss) per share	21,170,000	21,007,000
Dilutive effect of stock options (1)	—	—
Shares used in computing diluted net income (loss) per share	21,170,000	21,007,000

	Nine months ended November 30,
	2003	2002
Shares used in computing basic net income (loss) per share	21,073,000	21,018,000
Dilutive effect of stock options (1)	—	317,000
Shares used in computing diluted net income (loss) per share	21,073,000	21,335,000

(1) Potential common shares of 346,000 and 221,000 have been excluded from diluted weighted average common shares for the three month and nine month periods ended November 30, 2003, and 151,000 potential common shares have been excluded from diluted weighted average common shares for the three-month period ended November 30, 2002, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding as of November 30, 2003 was 21,177,289.

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

The Company had export sales (primarily to Western European customers) accounting for approximately 12% and 16% of net sales for the three and nine months ended November 30, 2003 and 19% and 21% for the three and nine months ended November 30, 2002, respectively.

NOTE 8 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the third quarter of fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in the reversal of $209,776, and $5,794,208 of current and non-current net deferred tax assets, respectively. During the three and nine months ended November 30, 2003, the valuation allowance increased approximately $6.0 million and $6.5 million, respectively.  The primary difference between the Company’s federal tax rate and effective tax rate for the nine months ended November 30, 2003 was the effect of establishing the valuation allowance.

The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

On September 23, 1998, DPAC was served with a complaint from SimpleTech, Inc. (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Southern Division, alleging that DPAC’s stacking technology infringed on a SimpleTech stacking patent.  On October infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC’s earlier issued patent.

On April 11, 2000, DPAC filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe the SimpleTech patent and entered a final judgment of no liability.  As part of the ruling, DPAC was awarded court costs.  SimpleTech appealed, and on April 17, 2001, SimpleTech’s appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002, the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, affirming the lower court’s ruling that DPAC did not infringe the SimpleTech patent.

On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals’ affirmance. On October 7, 2002, the U.S. Supreme Court vacated the affirmance and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003, the U.S. Court of Appeals vacated the judgment of the U.S. District Court and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S. District Court set a briefing schedule for the Company’s motion for summary judgment of no infringement under the doctrine of equivalents.  The Company filed a motion for summary judgment of no infringement under the doctrine of equivalents on June 30, 2003, and on September 17, 2003, the United States District Court for the Central District of California granted judgment in favor of DPAC on SimpleTech’s claim of infringement of a certain SimpleTech patent and awarded DPAC court costs.  As a result, the Company reversed a $750,000 reserve set up earlier in the year as the result of settlement discussions with SimpleTech which occurred during the quarter ended May 31, 2003.

On October 10, 2003, SimpleTech filed a notice of appeal, and the appeal was docketed in the U.S. Court of Appeals for the Federal Circuit on October 23, 2003.  SimpleTech filed its opening brief in the U.S. Court of Appeals for the Federal Circuit on December 18, 2003, and the Company intends to file its opening brief in the U.S. Court of Appeals for the Federal Circuit on January 27, 2004.  The U.S. Court of Appeals for the Federal Circuit has not yet set a date for hearing the appeal.

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

On December 18, 2003, the Company accepted the resignation of its’ CEO.  Pursuant to an employment agreement, the former CEO will be entitled to salary and benefits totaling approximately $1,100,000 through June 2006.  The Company expects to record a charge in the fourth quarter associated with the severance benefits.  Approximately $186,000 of the charge will relate to the acceleration of stock options.  The remaining benefits are expected to be paid ratably through June 2006.

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

Some of these factors include risks and uncertainties in regard to demand for and acceptance of new and existing products, technological advances and product obsolescence, availability of semiconductor devices at reasonable prices, competitive factors, costs and risks concerning litigation, the ability to protect proprietary intellectual property, limited experience in acquisitions, business interruptions due to acts of terrorism or natural disasters, the availability of capital to finance growth, and changes in gross margin as a result of changes in product mix toward commercial memory stacking where the Company purchases and sells the memory.  These and other factors, which could cause actual results to differ materially from those in the forward-looking statements, are discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 as filed with the Securities and Exchange Commission on May 29, 2003, under the headings “Risk Factors” and “Cautionary Statements.” Such Cautionary Statements are incorporated herein by this reference.  Investors are cautioned against ascribing undue weight to any forward-looking statements herein or elsewhere.  Additional cautionary statements are set forth below.

Concentration of Customers

DPAC’s current customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace. There is risk of a significant impact to DPAC’s revenues if one of our major customers were to be acquired, merge, consolidate, or close.  There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. During the three and nine months ended November 30, 2003, sales to three major customers accounted for 65%, 11% and 10%, and 45%, 18% and 12%, respectively, of net sales. Accounts receivable from three customers accounted for 97% of total net accounts receivable at November 30, 2003. During the three and nine months ended November 30, 2002, sales to two major customers accounted for 35% and 18%, and 37% and 22%, respectively, of net sales. Accounts receivable from these two customers accounted for 20% of total net accounts receivable at November 30, 2002. Any reduction in purchases by, or inability to collect receivables from, such customers could have a material adverse effect on our results of operations.

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

DPAC is looking for a permanent CEO.  Our present CEO is serving on an interim basis.

Our former CEO will be paid severance benefits as detailed in the Form 8-K we filed with the SEC on December 23, 2003, which is incorporated herein by this reference.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2003 and 2002

Net Sales. Net sales for the quarter ended November 30, 2003 of $4.4 million decreased by $1.0 million or 19% from $5.4 million for the quarter ended November 30, 2002. This decrease in net sales is primarily due to a 40% decrease in the total quantity of commercial stacks shipped during the quarter and was partially offset by a shift in product mix, where a higher percentage of stacks shipped in the third quarter of fiscal year 2004 were memory stacks, which generate higher revenue per unit shipped than service stacks.

Stacking revenues containing purchased memory, or “memory stacking”, involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory.  The balance of commercial stacking revenues is from “service stacking”, where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the third quarter of fiscal year 2004, approximately 75% was related to memory stacking and 6% to service stacking, as compared with 53% and 23% respectively, in the third quarter of fiscal year 2003.  The remaining 19% and 24% of sales in the third quarter of fiscal years 2004 and 2003, respectively, were primarily related to other products sold to the industrial, defense and aerospace sectors.

DPAC has seen an impact on its business due to competitive products and technologies, and the continued consolidation in the semiconductor industry. The Company is also experiencing production start-up difficulties in the introduction of the Durastack product line, which is limiting revenue generating capability in the memory stacking product line. It is unknown at this time when or if the Durastack product line will achieve full production status. It is also unknown at this time whether or not there will be additional changes in demand for the Company’s proprietary products. Additionally, semiconductor companies are performing stacking in-house, which impacted demand for the Company’s products. See “Forward-Looking Statements,” including the discussion under “Visibility of Marketplace.”

Gross Profit. Gross profit in the third quarter of fiscal year 2004 decreased by $1.6 million or 110% to a negative $0.1 million from $1.5 million in the comparable prior-year period. Gross profit as a percentage of sales declined to a negative 3% for the quarter ended November 30, 2003, as compared to 27% for the quarter ended November 30, 2002. The decrease in gross profit in absolute dollars is attributable to the decrease in revenues and a provision for the impairment of production equipment of $0.5 million recorded in the third quarter of fiscal year 2004. The impairment of production equipment was established as a result of the decline in the stacking business and the anticipated sale of certain equipment no longer being utilized. The decrease in the gross margin percentage can primarily be attributed to lower revenues available to absorb fixed manufacturing costs, the impairment of production equipment, and the higher percentage of memory stacking, which has a lower gross margin percentage than service stacking.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased in the third quarter of fiscal year 2004 by $65,000 or 5% to $1.29 million from $1.35 million in the third quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 30% of net sales for the quarter ended November 30, 2003 as compared to 25% for the same period in the prior fiscal year. The decrease in absolute dollars in selling, general and administrative expenses is primarily attributed to decreased levels of compensation expense (decrease in head count and executive compensation) and decreased incurred acquisition related costs. These decreases were partially offset by severance related expenses incurred in the third quarter of fiscal year 2004. The increase as a percentage of revenue is due to decreased revenues.

Research and Development.  Research and development expenses for the quarter ended November 30, 2003 of $0.7 million increased by $0.3 million or 60% from the third quarter of the prior fiscal year. For the quarter ended November 30, 2003 research and development expense represented 17% of net sales as compared to 9% of net sales from the same quarter in the previous fiscal year. The increase in absolute dollars spent on research and development is the result of the Company’s efforts to expand into the wireless marketplace and develop new stacking technologies. The increase as a percentage of revenues is due to the decreased revenue levels and the increase in absolute dollars.  The Company is continuing to invest in research and development for new products. See “Forward-Looking Statements.”

Reserve for Litigation. During the quarter ended November 30, 2003, the Company reversed a $750,000 litigation reserve previously recorded in the first quarter of fiscal year 2004. DPAC originally recorded the reserve when it had entered into settlement discussions for its outstanding patent litigation and reversed the reserve when a settlement did not materialize and the Company received a favorable judgment in the patent case issued in September 2003. (See the discussion in Note 9 to the Condensed Financial Statements – Commitments and Contingencies, which is incorporated herein by this reference).

Interest. For the three months ended November 30, 2003, interest income decreased by $10,000 from the same period last year due to the impact that declining interest rates have on the amount we are able to earn on our cash balances as well as lower average cash balances. Interest expense decreased by $8,000 for the same period due to a decrease in the average amount of our debt balances, which are at fixed interest rates.

Income Taxes. During the quarter ended November 30, 2003, the Company established a full valuation allowance for its net deferred tax assets, which resulted in recording a $6.0 million non-cash charge to income tax expense. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets. During the quarter ended November 30, 2002, the Company recorded a net income tax benefit of $0.14 million.

Nine Months Ended November 30, 2003 and 2002

Net Sales. Net sales for the nine months ended November 30, 2003 decreased by $14.3 million or 51% to $13.9 million from $28.2 million for the nine months ended November 30, 2002. This decrease in net sales is primarily due to a 32% decrease in the quantity of commercial stacks shipped as compared to the same period in the prior fiscal year, coupled with a significant decrease in the average selling price of both memory stacking and service stacking during this same period. Additionally, the Company experienced a 62% decrease in revenue derived from products sold into the industrial, defense and aerospace sectors, as a result of a decrease in the Company’s orders for this part of the business.

Stacking revenues containing purchased memory, or “memory stacking”, involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory.  The balance of commercial stacking revenues is from “service stacking”, where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in the first nine months of fiscal year 2004, approximately 66% was related to memory stacking and 17% to service stacking, as compared with 67% and 15%, respectively, in the first nine months of fiscal year 2003.  The remaining 17% and 18% of sales in the respective first nine months of fiscal years 2003 and 2002 were primarily related to other products sold to the industrial, defense and aerospace sectors.

DPAC has seen an impact on its business due to competitive products and technologies, and the continued turmoil in the semiconductor industry, and it is unknown at this time whether or not there will be additional declines in demand for these proprietary products. The company is also experiencing production start-up difficulties in the introduction of the Durastack product line, which is limiting revenue generating capability in the memory stacking product line. It is unknown at this time when or if the Durastack product line will achieve full production status. See “Forward-Looking Statements,” including the discussion under “Visibility of Marketplace.”

Gross Profit. Gross profit for the nine months ended November 30, 2003 of $1.4 million decreased by $5.8 million or 80% from $7.2 million for the same period in the previous fiscal year. Gross profit as a percentage of sales declined to 10% for the nine months ended November 30, 2003, as compared to 26% for the nine months ended November 30, 2002. The decrease in gross profit in absolute dollars is directly attributable to the decrease in revenues. The decrease in the gross margin percentage can primarily be attributed to lower revenues available to absorb fixed manufacturing costs as well as declining average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 15% to $3.9 million for the nine months ended November 30, 2003 from $4.6 million for the same period in fiscal year 2003. As a percentage of net sales, selling, general and administrative expenses increased to 28% of net sales for the nine months ended November 30, 2003 as compared to 16% for the same period in the prior fiscal year. The decrease in absolute dollars in selling, general and administrative expenses is primarily attributed to decreased levels of expense for compensation and related expenses and decreased incurred acquisition related search costs. These decreases were partially offset by severance related expenses. The increase as a percentage of revenue is due to decreased revenues.

Research and Development.  For the nine months ended November 30, 2003, research and development increased by 64% to $2.3 million from $1.4 million for the same period in the previous fiscal year. For the first nine months of fiscal year 2003, research and development expense represented 16% of net sales as compared to 5% of net sales for the same period in the previous fiscal year. The increased investment in research and development is primarily due to efforts to allocate more resources to the development and production of unique new technologies primarily for the wireless marketplace and continued investment in stacking technologies. The Company is continuing to invest in research and development for new products in the advanced technology marketplace. See “Forward-Looking Statements.”

Interest. For the nine months ended November 30, 2003, interest income decreased by $48,000 from the same period last year. This change primarily relates to the impact that declining interest rates have on the amount we are able to earn on our cash balances as well as a decrease in our average cash balances. Interest expense decreased by $35,000 for the same period due to the decline in the amount of our average debt balances outstanding, which are at fixed interest rates.

Income Taxes.  During the quarter ended November 30, 2003, the Company established a full valuation allowance for its net deferred tax assets by recording a $6.0 million non-cash charge to income tax expense. This resulted in a net income tax provision for the nine months ended November 30, 2003 of $4.8 million. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under

SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets. For the nine months ended November 30, 2002, the Company recorded a net income tax benefit of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity for the nine months ended November 30, 2003 was our cash balances and for the nine months ended November 30, 2002 was our cash balances and cash provided by operations. Net cash used by operating activities during the nine months ended November 30, 2003 of approximately $1.3 million substantially consisted of the net loss offset by a reduction in deferred income taxes, non-cash depreciation and amortization expense and a reduction in accounts receivable and inventories. The reduction in accounts receivable and inventories are consistent with the decrease in net sales. For the nine months ended November 30, 2002 net cash provided by operating activities was approximately $3.4 million and consisted primarily of net income, non-cash depreciation and amortization expense and a reduction in accounts receivable, partially offset by an increase in deferred income taxes.

The Company purchased for cash approximately $0.7 million and $0.6 million in new equipment during the nine months ended November 30, 2003 and 2002, respectively. Additionally, the Company paid $0.4 million for marketing and manufacturing rights for an advanced imaging product and acquired $0.4 million of new equipment under capital leases during the nine months ended November 30, 2003. The Company expects that it may incur additional debt with the acquisition of additional equipment during the next 12 months. The Company expects that it will not acquire more than $500,000 in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements.”

Net cash used in financing activities was approximately $0.1 million and $0.3 million for the nine months ended November 30, 2003 and 2002, respectively, and principally relates to payments on capital leases partially offset by proceeds from the issuance of common stock associated with stock options exercised.

As of November 30, 2003, our future commitments under capital leases and term debt through fiscal year 2006 were $525,000. DPAC operates at leased premises in Southern California.  At the lease expiration in January 2004, DPAC will either move to the new facilities or extend its present lease.  Anticipating the expiration, DPAC entered into a new lease in September 2003, this is attached hereto as Exhibit 10.8, and incorporated herein by this reference.  DPAC may either take occupancy of the new premises in January or we may decide to sublet or negotiate a termination of the new lease and extend our present lease.

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable or a $1 million non-formulary draw, as defined, not to exceed $3.0 million. As of November 30, 2003, no amounts were outstanding and available borrowings were $1,000,000. Additionally, during the quarter ended August 31, 2003 the agreement was amended whereby the Company may borrow, through February 28, 2004, up to an additional $4.0 million on a term loan, payable over 48 months with equal principal payments plus interest. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at November 30, 2003), expires in November 2004, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at November 30, 2003. Such covenants also restrict the Company’s ability to pay dividends on its common stock.  No amounts were outstanding under the agreements at November 30, 2003.

Management believes that our positive cash position, together with working capital, and the current credit facility, should be adequate to continue to implement management’s business plan and to meet our cash needs for the near-term. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See the discussion regarding “Cautionary Statements” under “Forward-Looking Statements” above.

As of November 30, 2003, expected future cash payments, related to contractual obligations were as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 6 Years
Capital Lease Obligations	$525,000	$204,000	$321,000	—
Operating Lease Obligations	$1,529,000	$216,000	$567,000	$746,000
Purchase Obligations	$1,128,000	$1,128,000	—	—
Total	$3,082,000	$1,448,000	$888,000	$746,000

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

NEW ACCOUNTING PRONOUCEMENTS

See Note 3 to the Condensed Financial Statements in Item 1, which is incorporated herein by this reference.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included on pages 14 through 16 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2003. Management believes that as of November 30, 2003, there has been no material change to this information.

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

As of November 30, 2003, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design  and  operation  of  the  Company’s  disclosure  controls  and  procedures  as  required  by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 23, 1998, DPAC was served with a complaint from SimpleTech, Inc. (formerly Simple Technology, Inc.), filed in U.S. District Court for the Central District of California, Southern Division, alleging that DPAC’s stacking technology infringed on a SimpleTech stacking patent.  On October 23, 1998, DPAC filed a counterclaim in the same action for patent infringement against SimpleTech alleging that SimpleTech was infringing upon DPAC’s earlier issued patent.

On April 11, 2000, DPAC filed suit, in Superior Court for the State of California, Orange County, against SimpleTech and its Chief Operating Officer. The complaint alleged trade secret misappropriation, unfair competition and intentional and negligent interference with prospective business advantages. DPAC dismissed the suit without prejudice on February 28, 2001.

On March 29, 2001, the U.S. District Court for the Central District of California ruled that DPAC did not infringe the SimpleTech patent and entered a final judgment of no liability.  As part of the ruling, DPAC was awarded court costs.  SimpleTech appealed, and on April 17, 2001, SimpleTech’s appeal was docketed in the U.S. Court of Appeals for the Federal Circuit. On March 5, 2002, the U.S. Court of Appeals heard the appeal. A decision on the appeal was reached on March 6, 2002, affirming the lower court’s ruling that DPAC did not infringe the SimpleTech patent.

On June 7, 2002, SimpleTech petitioned the U.S. Supreme Court for review of the U.S. Court of Appeals’ affirmance. On October 7, 2002, the U.S. Supreme Court vacated the affirmance and sent the case back to the U.S. Court of Appeals for the Federal Circuit for further consideration. On March 6, 2003, the U.S. Court of Appeals vacated the judgment of the U.S. District Court and sent the case back to the U.S. District Court for further consideration. On May 19, 2003, the U.S. District Court set a briefing schedule for the Company’s motion for summary judgment of no infringement under the doctrine of equivalents.  The Company filed a motion for summary judgment of no infringement under the doctrine of equivalents on June 30, 2003, and on September 17, 2003, the United States District Court for the Central District of California granted judgment in favor of DPAC on SimpleTech’s claim of infringement of a certain SimpleTech patent and awarded DPAC court costs.  As a result, the Company reversed a $750,000 reserve set up earlier in the year as the result of settlement discussions with SimpleTech which occurred during the quarter ended May 31, 2003.

On October 10, 2003, SimpleTech filed a notice of appeal, and the appeal was docketed in the U.S. Court of Appeals for the Federal Circuit on October 23, 2003.  SimpleTech filed its opening brief in the U.S. Court of Appeals for the Federal Circuit on December 18, 2003, and the Company intends to file its opening brief in the U.S. Court of Appeals for the Federal Circuit on January 27, 2004.  The U.S. Court of Appeals for the Federal Circuit has not yet set a date for hearing the appeal.

ITEM 2  -  Changes in Securities and Use of Proceeds

None

ITEM 3  -  Defaults Upon Senior Securities

None

ITEM 4  -  Submission of Matters to a Vote of Security Holders

None

ITEM 5  -  Other Information

None

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.8	Standard Industrial/Commercial Single-Tenant Lease – Gross dated September 9, 2003 between the Registrant and Bravante-Curci Investors, L.P.

	31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Cautionary Statements are incorporated herein by reference to pages 21 through 29, inclusive, of the Registrant’s Form 10-K filed May 29, 2003 with the Securities and Exchange Commission.

(b)

Reports on Form 8-K  -  We filed a Report on Form 8-K  on September 30, 2003, filing under Items 7 and 9, the news release related to our earnings for the quarter ended August 31, 2003 and the accompanying Condensed Consolidated Balance Sheet Information (Unaudited) and Condensed Statement of Operations (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

January 13, 2004	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early, Chief Executive Officer

January 13, 2004	By:	/s/ WILLIAM M. STOWELL
Date		William M. Stowell, Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

10.8	Standard Industrial/Commercial Single-Tenant Lease – Gross dated September 9, 2003 between the Registrant and Bravante-Curci Investors, L.P.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements