Form 10-K
period 2004-02-29
DPAC TECHNOLOGIES CORP
filed 2004-06-01
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-14843

DPAC TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

California ( State or other jurisdiction of incorporation or organization)	33-0033759 ( I.R.S. Employer Identification No.)
7321 Lincoln Way, Garden Grove, CA (Address of principal executive offices)	92841 ( Zip Code )

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

        The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant on August 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter (based on closing price per share on that date as reported on NASDAQ), was $24,014,000.

        Number of shares of registrant's Common Stock outstanding at April 30, 2004: 21,247,964 shares

Documents Incorporated By Reference

        Portions of the registrant's Definitive Proxy Statement relating to the Registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended February 29, 2004
I N D E X

PART I

PART I

FORWARD-LOOKING INFORMATION

        Our current views and all forward-looking statements about us will be subject to material change as a result of risks and uncertainties. Under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are numerous forward-looking statements (including certain projections and business trends), which are considered "forward looking" within the meaning of the securities laws. We base our forward-looking statements on currently available information and our current beliefs, expectations and projections about past or future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors discussed under various headings in this Report and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking statements. Certain factors that could cause a material difference in our actual results are discussed in the sections entitled "Business," "Legal Proceedings," "Risk Factors," "Certain Factors That May Affect Future Results" or "Cautionary Statements" below, or elsewhere herein. Please read all other information in this Form 10-K in conjunction with all of the factors described in these Sections.

ITEM 1:    BUSINESS

General Background

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a provider of wireless connectivity products for industrial, transportation, medical and other commercial application as well as a provider of high-density memory packaging technology. DPAC designs and manufactures products that require packaging skills for miniature electronic components into the wireless, memory and military markets. The Company currently packages pre-existing electronic configurations into industry standard products, that produce high-density plastic or ceramic based products for the industrial or military market and packages wireless connectivity modules for the industrial market. The newest product, the wireless Local Area Network (LAN) Node Module was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company's Wireless LAN Node Module. We are incorporated as a California corporation, which occurred on September 7, 1983. In August 2001, we changed our name from Dense-Pac Microsystems, Inc. to DPAC Technologies Corp. Our web site is at www.DPACtech.com. The information on our web site is not part of this report.

        High-density packaging allows customers to meet their electronic system performance and time-to-market objectives for maximum system integration. The wireless products allow the customers to design wireless features into their new products or offer features for industrial equipment already being used in applications and enable that equipment to communicate with a network via a wireless protocol. Our products currently are being used in applications such as network routers, computer storage devices, guidance systems, medical instrumentation, vehicles and communication electronics.

Significant Business Developments in Fiscal Year 2004 and Fiscal Year 2004 Subsequent Events

        During fiscal 2004, we experienced reductions in demand from our customers as a result of a change in the configurations of memory modules used in the computer server market. The market transitioned to a low-profile memory module, which required more labor to incorporate our memory stacking technology. Additionally, we experienced a significant increase in competition as several semiconductor companies increased their market penetration through licensing competing memory stacking technologies and offering customers the ability to purchase high-density memory stacks directly from the memory supplier. In response to these changes, DPAC initiated development of a new type of memory stacking using welded interfaces (DuraStack™) and contracted with an automated equipment manufacturer to produce the equipment necessary to manufacture production quantities of memory stacks using this new technology. During the fourth quarter of fiscal year 2004, the Company was notified by the equipment vendor that the DuraStack™ automated production equipment would not meet the requirements of the volume through-put and yield. On March 5, 2004, the Company announced that it had ceased development of the DuraStack™ product for stacking TSOP memory. The Company concluded that the cost and time required to attain the yield and throughput targets made the continued development effort uneconomical. DPAC also filed a lawsuit against the production equipment vendor after determining that the vendor would not deliver the laser weld stacking equipment that met the Company's contract specifications. See litigation section. In addition, we also accelerated our efforts to expedite new product introductions through OEMs, primarily our newly developed packaged wireless connectivity module.

        As a result of the above, the Company recorded approximately $3.9 million of restructuring and impairment charges during fiscal year 2004. These charges included cash restructuring charges of approximately $1.4 million, of which $1.1 million related to severance costs and $320,000 for termination of a building lease. The remaining non-cash impairment charges of approximately $2.5 million primarily related to $1.2 million in write downs of production related assets (included in cost of sales), $960,000 write-down of DuraStack™ related equipment, and approximately $290,000 in non-cash compensation expense for accelerated vesting of stock options for severed employees.

        See "Restructuring and Impairment Charges" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On May 6, 2004, DPAC Technologies reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC's industrial, defense and aerospace (IDA) memory product line. This product line accounted for $2,772,313 of net sales during fiscal year 2004. The agreement transferred all of our licensed rights to the technology, the product line, inventory and certain assets for $333,000 in cash and contingent future consideration based on the revenues of the product line for the next two years. The amount, if any, of the additional consideration cannot yet be determined. Since the completion of the sale of the industrial product line, DPAC is continuing to assess the economic benefits of continuing the memory stacking product line and has announced that it may elect to sell or discontinue the product line should it determine that the product line is not contributing to the Company's earnings or cash flow. Any monies received in any sale of the memory stacking business will be used for working capital and a major portion thereof could therefore be invested into the wireless product line.

        To address the dependence by the Company on the memory stacking business, and associated reductions in demand for our stacking products, during September 2003, the Company announced that it had developed a high-density package addressing needs in the industrial wireless marketplace with a product known as the Airborne™ Wireless LAN Node module. The wireless product utilizes the 802.11 standard communications protocol and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe Original Equipment Manufacturer (OEM) customers as well as end-use customers have a need for an integrated local area network wireless connectivity solution. The wireless product line is new for DPAC, but currently utilizes DPAC's expertise in packaging capabilities.

Industry Segments and Geographic Information

        DPAC currently operates in one industry segment: the design, manufacture and marketing of high-density electronic components for use in data storage and wireless communication networks. We currently market our products through our own internal sales force as well as independent sales representatives. See Note 9 of the "Notes to Consolidated Financial Statements" under Part II, Item 8, "Financial Statements and Supplementary Data" for a summary of segment information.

High-density Packaging -Product Lines

        Wireless package product line- During September 2003, the Company announced that it had developed a high-density package addressing needs in the industrial wireless marketplace with a product known as the Airborne™ Wireless LAN Node module. The wireless product utilizes the 802.11 standard communications protocol and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe Original Equipment Manufacturer (OEM) customers as well as end-use customers have a need for an integrated local area network wireless connectivity solution. The wireless product line is new for DPAC, but currently utilizes DPAC's expertise in packaging capabilities. The wireless module includes a radio, base-band processor, an application processor and software for a "drop-in" web-enabled WiFi solution for connecting equipment, instrumentation and other devices to a local area network. An additional plug-and-play version of the product was developed and named AirborneDirect™. This product provides a web-enabled wireless connectivity solution for industrial equipment already in field use. Since, for the customer, there is no need to develop the software, or develop the radio frequency and communications expertise in-house, customers can realize reduced product development costs and a quick time-to-market. The AirborneDirect™ modules provide instant local area network and Internet connectivity, and connect through standard serial or Ethernet interfaces to a wide variety of applications.

        The Airborne™ modules were designed to provide wireless local area network and Internet connectivity in factory automation, scientific, medical, transportation and other industrial applications. The product was designed to address the needs of medium volume applications. Equipment with an Airborne™ module, either embedded or attached, can be monitored and controlled by an handheld device, by a personal computer in a central location or over the Internet. This would eliminate cabling and allows the equipment to be portable. The module is a solution for remote sensing and data collection. The product line was introduced in September 2003, with evaluation units and production units available for sale. Sales of wireless products amounted to $96,000 in fiscal 2004. The Company will continue to invest in this product line and may identify other potential opportunities to expand its product offering.

        High-density memory stacks- Our LP Stack™, which was developed in 1995 and introduced into the market in 1996, is a configuration of stacking two memory devices, and is designed to reliably increase memory density at the system level by reducing space, cost, weight and power requirements. For fiscal years 2004, 2003 and 2002 the LP stack product line represented approximately 68%, 79% and 75% of total revenue for the fiscal year, respectfully. The balance of the revenue was related to the industrial and defense product line, royalty revenue and revenue from product sales from an acquisition in 2000. In the beginning of fiscal 2004, in response to competitive changes in the marketplace, DPAC introduced the concept of a new stacking process involving a laser welding process which the Company felt would improve the current L-P Stack™ technology in size, cost and performance. The new process was introduced as the DuraStack™. On March 5, 2004, the Company announced that it had ceased development of the DuraStack™ product. DPAC also filed a lawsuit against the production equipment vendor after determining that the vendor would not deliver the laser weld stacking equipment that met the Company's contract specifications. See litigation section.

        In our commercial memory stacking business, we may either receive consigned memory or purchase memory under fixed terms from a variety of manufacturers, and we incorporate the memory devices into high-density products utilizing our process technology and our advanced package designs. Our products range from monolithic semiconductors to patented, high-density, three-dimensional plastic or ceramic memory products.

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

        Industrial high-density packaged modules- Since the inception of DPAC in 1983, the Company has offered a custom product line of ceramic and plastic memory custom modules with a variety of capabilities targeted to meet market requirements. These products are sold into the industrial, defense and aerospace (IDA) industries. Our standard memory custom modules incorporate static random access memories (SRAMs), erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROM's), including flash technology, and dynamic random access memories (DRAM).

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

        In addition to improving performance, packaging technology allows the use of more available, less expensive, lower density memory chips to achieve the same performance levels as newer, more expensive, high-density memory chips. For example, the Company can emulate a DRAM chip by stacking two DRAM chips to emulate an advanced technology chip. Packaging technology can thereby reduce the cost of certain products by allowing customers to use a module consisting of multiple low cost, volume produced memory chips (e.g., 512 Megabit DRAM) instead of a single higher price chip (e.g., 1 Gigabit DRAM).

        We are able to offer customers emulation memory products by packaging the highest capacity memory chips that are commercially available. Because of the rapid technological advances, our products are subject to obsolescence or price erosion as new chips with the same or greater density as custom modules are continuously introduced. This results in our products have relatively short life cycles.

        On May 6, 2004, DPAC Technologies reached an agreement with Twilight Technologies Corp., a California Corporation, to sell it DPAC's industrial, defense and aerospace (IDA) memory product line. The agreement transferred all our rights under a license to the technology, the product line, inventory and certain assets for $333,000 in cash, as well as contingent future consideration based on the revenues of the product line for the next two years. The amount, if any, of the additional consideration cannot yet be determined. Since the completion of the sale of the industrial product line, DPAC is continuing to assess the economic benefits of continuing the memory stacking product line and has announced that it may elect to sell or discontinue the product line should it determine that the product line is not contributing to the Company's earnings or cash flow.

Business Strategy

        Our principal business objective is to be a recognized leader in providing wireless connectivity solutions to vertical OEM markets by supplying high value products and services using unique technologies, processes and expertise. As technical experts, we enable our customers to develop and maintain a position of leadership. We are market-directed to leverage our core competencies in wireless connectivity, high-density electronic component packaging and engineering design by providing exceptional customer service. Our strategy is to continue building the high-density wireless product line based on a technology roadmap and to expand the product offerings to include accessory products, additional radio protocols and custom designed solutions for vertical market OEM's. Some of the elements of our business strategy include:

        DEVELOP TECHNOLOGY LEADERSHIP IN ADVANCED WIRELESS PACKAGING TECHNIQUES. We believe we are becoming one of the leaders in the design of high-density wireless integrated products, and we are currently advancing in developing wireless packaging techniques. New technologies, such as the Airborne products could provide us a competitive edge in design and configuration. Our historical products in ceramic and commercial plastic stacking were developed using patented processes for their configuration as well as automated processes for volume production. We intend to continue developing other advanced technologies in order to enhance our competitive position in the wireless industry.

        OFFER COST-EFFECTIVE SOLUTIONS. Our high-density products utilize technology to reduce the size and cost of comparable technology. We believe that by using unique package configuration, customers can increase the efficiency and capability of their products. Many of DPAC's products have the same pin configuration or "footprint" (space on the printed circuit board) thereby reducing the need for the customer to re-engineer boards. The newer products are configured in a "plug and play" mode where the time to market enhances the customers acceptance of the product.

        TARGET SELECTED VERTICAL OEM's AS CUSTOMERS. We believe that our technology can increase the overall performance of systems and their integrated parts. We are structured to support potentially large opportunities in growing markets, not only the module manufacturers but also the OEM providers. This structuring includes a specialized and focused "solution" approach to sales and marketing to each vertical OEM markets and the establishment of prototype design teams to custom design and quickly deliver prototype products to these customers.

        PURSUE STRATEGIC RELATIONSHIPS FOR OUR CURRENT TECHNOLOGY. We intend to pursue strategic relationships in order to expand sales and broaden our product offerings.

        BECOME A PREMIER SOLUTION PROVIDER. We intend to provide OEM customers with complete solutions for connecting their devices to each other or to a network for the efficient management of information and controls.

        QUICKLY DELIVER NEW PROTOTYPE PRODUCTS TO CUSTOMERS. We offer unique designs that satisfy our customers' needs. We continue to offer quick, effective solutions to customers, through the work of a specially assigned design team.

        Business Environment for the LP Stack-The current commercial plastic stacked technology is targeted for OEMs and module manufacturers that sell into high-density memory applications. These could include high-end workstations, network servers and data markets. Over the last several years the market for stacked memory components has become saturated with new competitors as well as the memory manufacturers providing their own stacking solutions. While the patented process protects our technology, competitors have introduced variations of our technology into the market. Our stacking technology does not address the new low-profile DIMM module in the ease-of-use for the manufacturability of these types of modules. Our target market has shifted towards the low-profile DIMM module. Also, the current TSOP stacking technology is becoming obsolete, as newer technology known as fine ball grid array memory devices are being introduced to the market. We see a limited life left in the LP Stack and are currently addressing this market by offering a reduced cost stack and harvesting the balance of the business. We have addressed this change in the stacking market by introducing the new packaging concept with the wireless product line.

Design and Packaging Capabilities to Enter the Wireless Marketplace

        During the current fiscal year, we completed the development of a high-density wireless package configuration, with appropriate software, and announced several new products for the wireless marketplace. DPAC is continuing to develop complementary products based on an internal technology roadmap. The wireless products require specialized density, software, size and performance standards that distinguish the product in the marketplace. The software developed for the wireless product is also a proprietary internally developed product. An important aspect of our business is the ability to design and manufacture products. Our wireless design capabilities are expected to provide us with an ongoing source of new standard products to sell directly to OEM's and end-use customers in various industries.

Research and Development; Patents and Technology Rights

        We are currently involved in research and development for advanced packaging and communications techniques for the wireless product line. There currently is no investment of research and development for furthering the stacking technology. Our research and development expertise contributes to our custom design capabilities and will contribute to the future technology roadmap for the wireless product line. Our product development activities are solution driven, and our goal is to create technological advancements by working with customers to develop advanced cost effective products that solve the customers' specific requirements.

        A majority of our stacking and ceramic-based technology and processes are covered by existing patents or patent applications. We currently have several patents covering stacking products and processes. We have applied for a patent for the new wireless products. It is unknown if the patent will be granted. The wireless products also contain software that has copyright protection. We will continue to protect our technology and process technologies.

        These patents and applications may not afford our products any competitive advantage. Our patents may be challenged or circumvented by third parties. Patents issued to others have adversely affected the development or commercialization of our products. See the discussion in Item 3, relating to legal proceedings involving the defense of our patents. The high-density packaging industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Memory products typically have a product life of one to five years. Wireless products may have markets that are even shorter before a competitor may offer a similar product. Our future success will depend on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs.

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

        Research and development expenses were approximately $2,829,000, $2,061,000 and $1,878,000 in fiscal years 2004, 2003 and 2002, respectively. While research and development in fiscal year 2002 and 2003 primarily related to the DuraStack process, a majority of the research and development in fiscal year 2004 related to the new wireless product line. Our initial wireless product was released in September 2003. Research and development will continue to be an important element of the ongoing plans of the Company to develop new products. Our research and development efforts for fiscal year 2005 will focus on developing new wireless and related products.

Marketing and Customers

        We market certain of our memory products to military, aerospace and commercial customers that require high reliability, high density and high performance. Our military/aerospace customers use our products in high performance weapons, avionics and communications systems. Our commercial markets (memory and wireless) are in the areas of data collection, transportation, computers, communications, multimedia and medical instruments. Compared to the military/aerospace business, the commercial memory business is characterized by more competition and a higher risk of inventory obsolescence. The commercial market is also characterized by more rapid product innovation in response to new technologies and customers' system requirements. As a result, commercial products have typically had a one to five-year life and significant price erosion over the life of a product, whereas military/aerospace products typically have had a four-to-eight-year, or longer, life. Our competitive edge will require us to continually offer new products to our market offerings.

        We market our products throughout the world directly through our own sales staff and through independent manufacturers' sales representatives. Sales representatives obtain orders on an agency basis and shipments are made by us directly to the customer. The sales representatives receive a commission on sales of our products within their territories and are typically for selling into the various marketplaces. Our international distributors will order military or wireless product based on their needs and do not have a right of return.

        In fiscal year 2004, approximately 12% of our sales were export sales, primarily to a single customer, as compared to 23% in fiscal year 2003 and 12% in fiscal year 2002. Foreign sales are made in U.S. dollars. Our foreign sales were made primarily to Western Europe and are attributable to the addition of a significant new customer during fiscal year 2002. The increase was due primarily to sales to this significant customer in fiscal year 2003. This business began to decrease in fiscal year 2004, as the customer did not receive new orders due to the height requirements of the newer memory technology and the lack of the LP Stack to address this height requirement. Specific demand shifts by customers could result in significant changes in our export sales from year to year.

Manufacturing and Supplies

        The principal components of a memory module are semiconductor memory chips and the ceramic or plastic frames on which they are mounted. Either our customers or we purchase packaged and/or un-packaged parts from various semiconductor vendors, depending on the customer requirements. The semiconductor chips must be packed in ceramic leadless chip carriers (LCCs) so that they can be soldered onto the substrate surface. We have these unpackaged chips packaged in LCCs by an assembly house. We then perform final product assembly by mounting the LCCs on the substrate. The substrate performs the same function as a miniaturized printed circuit board by providing interconnection between the LCCs and the memory module's contact pins.

        We electronically test our products at various stages in the assembly process to meet military or other customer specifications, and we perform high temperature burn-in on military, avionics and industrial grade products.

        Ceramic substrate products are hermetically sealed, resulting in a product that can withstand extreme temperature ranges and exposure to adverse environmental conditions such as moisture and corrosives. Ceramic products are typically used in military and aerospace applications. Plastic products, because they use plastic-molded parts, are lower cost, have a shorter life span and are used in benign environments. Plastic products are typically used in commercial applications such as servers, switches and routers.

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

        Our manufacturing capacity for the LP-Stack is encompassed by two automated commercial lines, which are currently adequate to support the current expected production. Since the market for our stacking technology has decreased, during fiscal year 2004, we analyzed the carrying value of our production equipment. During the third quarter, we recognized a fixed asset impairment charge of $530,000 related to the sale of equipment no longer being utilized, primarily in the L-P stacking business. This equipment was subsequently sold in the fourth quarter. Additionally, during the fourth quarter, we recognized an asset impairment charge of $514,000 relating the IDA and LP memory equipment being carried at a value that was determined not to be recoverable.

        The manufacturing for the wireless product is being done offshore and some final assembly at a contract manufacturer in the United States. We are reliant on the offshore manufacturer to provide a quality product and meet our production requirements. We currently have a six to eight week lead-time on various products and schedule the requirements based on sales forecasts. Changes to the sales forecast could affect the inventory level of the wireless product. There is currently no second source for the production of the wireless module, but DPAC does have the right to transfer production to another facility if there are problems with the manufacturer. If DPAC were required to change its primary offshore manufacturer, it would require significant time. This may lead to not having inventory for pending sales requirements. We believe that the offshore manufacturing is of sufficient size and resources that they could handle any production requirements that DPAC may have for increased volume needs of the wireless products.

License Agreements

        A minor portion of our revenue is generated from license agreements that we have entered into with various customers. These agreements provide for the payment of royalties to us based on using DPAC's technology or the right to sell certain products into the marketplace. During fiscal year 2004, royalty revenue represented less than 1% of total revenues as compared to 1% in fiscal year 2003 and 2% in fiscal year 2002.

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

Competition

        There are other companies that offer similar products or other configurations and radio communication protocols, including Bluetooth and proprietary radio solutions, that will compete with our Airborne wireless module, including Aerocomm, Cirronet, Lantronix, and Digi International. There are also memory companies or OEM's that are offering three-dimensional products, including Staktek, Samsung, Infineon, SimpleTech and others. Some of these companies in the wireless or stacking market have greater financial, manufacturing and marketing capabilities than we have. We could also experience competition from established and emerging companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

        We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers could also become our competitors, many of who have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

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

        The principal competitive factors in the wireless market include the radio communication protocol, data communication range and reliability, delivery requirements, and price. DPAC believes it competes favorably with respect to all of these factors. Our wireless business is characterized by competition, with the most important factors being ease of use and the internal development versus buy decision. Many of DPAC's competitors may have greater financial, technical and personnel resources than DPAC.

        For our legacy business using advanced component packaging for the industrial, defense and aerospace industry, there are many small suppliers and we compete with companies such as White Electronics, Austin Semiconductor and some silicon providers.

Environmental Matters

        We are not aware of any claims or investigations related to environmental matters that have materially effected or are expected to materially effect our business. We are not aware of any material effects that compliance with environmental regulations may have upon our capital expenditures, earnings or competitive position. Our compliance-related costs have been immaterial in amount and comprise mostly of administrative costs and expenses.

Employees

        At April 15, 2004, we had 65 full-time employees, of which 13 were engaged in engineering, 28 in manufacturing, production and testing, 1 in quality assurance, 11 in marketing/sales and 12 in management and administration. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2:    PROPERTIES

        On February 1, 2004 we renewed our lease of executive offices and manufacturing facilities in an industrial park in Garden Grove, California. We reduced our required square footage in the facility to 27,857 square feet from the 37,060 that we had previously leased. The lease expires April 30, 2007 and provides for an effective straight-line monthly rent of $22,093.

        On October 1, 2003, we signed a new five-year lease for a 24,026 square feet corporate facility in Costa Mesa, California. Subsequent to the signing of this lease, a contracted supplier missed its first delivery date for the automated DuraStack production equipment and our stacking market's requirements for our LP Stack concurrently decreased.

        As a result, in the fourth quarter, DPAC cancelled the lease in Costa Mesa and signed a new lease, for less footage, in Garden Grove as discussed above. No brokerage fees were paid to renew the lease in Garden Grove. The costs to terminate the lease in Costa Mesa were the commercial brokers fees of $81,000 and an additional $240,000 representing twelve months of rent on the Costa Mesa facility. We paid the landlord $120,000 and are paying the balance for the next twelve months at $10,000 per month. The Costa Mesa landlord also will no longer retain $10,000 per month if the facility is leased prior to the expiration of such twelve months. We have no further financial responsibilities besides the $10,000 per month for the terminated lease in Costa Mesa. We have recognized expense for the entire twelve months of rent for the facility, as it is undeterminable if there will be a reduction in the future for the facility being leased prior to 12 months.

        During fiscal year 2004, we also had a lease on a facility in Laguna Hills, California, which consisted of 12,886 square feet in an industrial park. This lease was part of an acquisition completed in 2000. The facility was sublet to third parties. The lease expired August 15, 2003 and was not renewed.

ITEM 3:    LEGAL PROCEEDINGS

        The Company was involved in patent litigation with SimpleTech, Inc., (formerly Simple Technology, Inc.), dating back to 1998. On March 8, 2004, DPAC and SimpleTech entered into a confidential settlement agreement whereby SimpleTech agreed to dismiss with prejudice its appeal of the intellectual property infringement lawsuit then pending in the United States Federal Circuit entitled SimpleTech, Inc. v. DPAC Technologies Corp., Case No. 04-1034. Under the confidential settlement agreement, DPAC made a permanent, amicable resolution of the lawsuit, and the settlement should not be construed as an admission by any of the parties to this litigation of any matter alleged in this lawsuit. DPAC completely performed and accounted for its affirmative obligations under the settlement agreement during the quarter that is subject of this report.

        On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (ATS) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology. The Complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation and rescission. The Complaint seeks a return of all moneys paid to ATS, actual damages, incidental and consequential damages, and for punitive and exemplary damages. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC. The Cross-Complaint is for breach of contract, account stated, and reasonable value of goods and services. On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division. The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to plantiffs' claims and intends to vigorously defend against those claims. This suit is in its initial stages.

        Additionally, we are involved from time to time in a variety of legal and administrative proceedings and claims, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any currently pending legal matters will have a material adverse effect on the Company.

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

        On December 18, 2003, the Company accepted the resignation of its CEO. Pursuant to an employment agreement, the former CEO will be entitled to salary and benefits totaling approximately $1,100,000 through June 2006. The Company recorded a charge in the fourth quarter associated with the severance benefits. Approximately $186,000 of the charge will relate to the acceleration of stock options. The remaining benefits will be paid ratably through June 2006.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        Our Common Stock trades on the Nasdaq National Stock Market under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq National Stock Market as reported by Nasdaq.

	High	Low
Fiscal Year ended February 29, 2004:
Quarter Ended
May 31, 2003	$1.40	$.90
August 31, 2003	$1.46	$1.11
November 30, 2003	$2.06	$1.31
February 29, 2004	$2.49	$1.35
Fiscal Year ended February 28, 2003:
Quarter Ended
May 31, 2002	$3.80	$2.52
August 31, 2002	$2.74	$1.71
November 30, 2002	$2.02	$1.05
February 28, 2003	$2.10	$1.13

        As of April 30, 2004, there were approximately 6,000 registered shareholders and beneficial shareholders. The last reported sale price for our common stock was $0.77 on May 10, 2004.

        We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

  Equity Compensation Plan Information

        Our shareholders have approved all compensation plans under which DPAC's Common Stock is reserved for issuance. The following table provides summary information as of February 29, 2004 for all equity compensation plans of DPAC.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	No. of Shares of Common Stock Remaining Available for future Issuance under the Equity Compensation Plans (excluding shares reflected in column 1)
Equity Compensation Plans Approved by Shareholders	3,788,845	$2.51	3,743,075

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	3,788,845	$2.51	3,743,075

ITEM 6:    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected statement of operations data for the years ended February 2004, 2003, and 2002, and the consolidated balance sheet data at February 29, 2004 and February 28, 2003 have been derived from audited financial statements included elsewhere in this Report. The data presented below for the years ended February 28, 2001 and 2000 and as of February 28, 2002, 2001 and 2000 are derived from audited financial statements that are not included in this Report.

	Year Ended February 28,
Selected statement of operations data:
	2004(1)	2003	2002	2001	2000
NET SALES	$19,567,109	$34,489,465	$30,504,506	$35,823,138	$27,459,614
COST OF SALES	18,144,229	25,692,622	20,417,123	25,655,665	18,181,463

GROSS PROFIT	1,422,880	8,796,843	10,087,383	10,167,473	9,278,151

COSTS AND EXPENSES:
Selling, general and administrative	5,121,040	6,110,032	5,512,566	6,530,904	5,263,039
Research and development	2,829,031	2,060,915	1,877,900	1,640,929	1,277,701
Restructuring and impairment charges	2,654,052	—	—	—	—
Goodwill amortization	—	—	777,938	250,095	—

Total costs and expenses	10,604,123	8,170,947	8,168,404	8,421,928	6,540,740

(LOSS) INCOME FROM OPERATIONS	(9,181,243)	625,896	1,918,979	1,745,545	2,737,411

OTHER INCOME (EXPENSE):
Interest income	56,176	113,637	181,356	269,478	65,797
Interest expense	(35,253)	(72,956)	(139,840)	(113,397)	(215,835)
Other	—	—	—	(77,027)	—

Total other income (expense), net	20,923	40,681	41,516	79,054	(150,038)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(9,160,320)	666,577	1,960,495	1,824,599	2,587,373
INCOME TAX PROVISION (BENEFIT)	4,763,984	(1,791,301)	2,400	2,400	22,800

NET (LOSS) INCOME	(13,924,304)	2,457,878	1,958,095	1,822,199	2,564,573

NET (LOSS) INCOME PER SHARE:
Basic	$(0.66)	$0.12	$0.09	$0.09	$0.14
Diluted	$(0.66)	$0.12	$0.09	$0.09	$0.13
WEIGHTED-AVG. SHARES OUTSTANDING:
Basic	21,102,000	21,010,700	20,951,186	20,101,515	18,773,138
Diluted	21,102,000	21,233,300	21,297,925	21,138,414	19,974,857
	February 28,
Selected balance sheet data:
	2004(1)	2003	2002	2001	2000
Cash and cash equivalents	$4,477,396	$8,197,144	$6,258,836	$5,346,525	$2,949,562
Working capital	4,276,482	10,300,015	8,866,093	5,617,751	4,865,083
Total assets	13,087,970	25,752,805	21,341,353	21,763,103	14,123,954
Long-term debt	254,060	98,829	421,176	786,828	1,263,544
Total shareholders' equity	$10,060,962	$23,397,416	$18,176,050	$16,221,232	$9,450,534

(1)
Fiscal year 2004 ended on February 29, 2004

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

Fluctuations in Operating Results

        Our results of operations and gross margin have been subject to fluctuations from period to period. The primary factors that have affected and may in the future affect our results of operations; include, adverse changes in the mix of products sold, the inability to procure required components, the size of investments in new technologies or product lines, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect our results of operations include fluctuating market demand for and declines in the selling prices of our products, decreases or increases in the costs of the components of our products, market acceptance of new products and enhanced versions of our products, our competitors' selling products that compete with our products at lower prices or on better terms than we sell our products, delays in our introduction of new products or software problems and in our making enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, inability to develop new wireless products using newer technology, and production from overseas suppliers.

        Our operating results may also be affected by the timing of new product announcements and releases by us or our competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of our inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in our targeted markets, and expenses associated with acquisitions. In particular, declines in 802.11 standard or similar technology prices could affect the valuation of our inventory, the pricing of services, which could result in adverse changes in our business, financial condition and results of operations. Many of these same conditions apply to the products being developed for the wireless market.

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

        From time to time, our customers may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with customers purchasing strategies, we may experience significant fluctuations in demand from our customers. Such fluctuations could cause a significant increase in demand that could exceed our suppliers production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

        The need for continued significant expenditures for research and development, software and firmware enhancements, and ongoing customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in any particular period if our expectations for net sales for that period are not met or our investment objective for future revenues streams need to continue for potential success. Accordingly, there can be no assurance that we will be able to be profitable in any future period. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of good future performance. Due to the foregoing factors, it is likely that in some future period our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our Common Stock or other securities would be materially and adversely affected.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most subjective and critical, to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition

        DPAC recognizes revenue from product sales at the time of shipment and passage of title. We only offer our customers the right to return products that do not function properly within a limited time after delivery. While such returns have historically been insignificant and within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates, including our newly introduced wireless products, and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

  Property, Plant and Equipment

        The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in SFAS No. 144. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. Significant changes in the Company's operations, such as those occurring in the LP Stacking market in fiscal 2004, result in changes to our estimated future cash flows. Such changes necessitated asset write-downs of approximately $1.2 million in fiscal 2004.

  Goodwill

        We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, we review the average and closing stock prices for our Common Stock, as well as other factors. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded. As of February 29, 2004, the carrying value of our goodwill was approximately $4.5 million and no impairment existed based on the Company's most recent analysis.

  Deferred Taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. During the third quarter, we experienced an significant decrease on our operating results, which continued throughout the second half of the year. During the third quarter of fiscal year 2004, we determined it was more likely then not that we would not be able to recover such net deferred tax assets and we recorded a valuation allowance against all of our net deferred tax assets which substantially increased our effective tax rate for this period and the entire fiscal year. Any significant changes in statutory tax rates or changes in our assessment of deferred tax asset recoverability could have a material impact on the value of our deferred tax assets and liabilities, and our reported financial results.

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

Results of Operations

        The following table summarized DPAC's results of operations as a percentage of net sales for the three fiscal years ended February 28, 2003.

	As a Percentage of Net Sales Fiscal Years Ended February 28,
	2004(1)	2003	2002
NET SALES	100.00%	100.00%	100.00%
TOTAL COST OF SALES	92.73%	74.50%	66.90%
GROSS PROFIT	7.27%	25.50%	33.10%
OPERATING EXPENSES:
Selling, general and administrative	26.17%	17.70%	18.10%
Research and development	14.46%	6.00%	6.20%
Restructuring and impairment charges	13.56%
Goodwill amortization	0%	0%	2.60%

Total operating expenses	54.19%	23.70%	26.80%
(LOSS) INCOME FROM OPERATIONS	(46.92)%	1.80%	6.30%
OTHER INCOME, net	0.11%	0.10%	0.10%

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(46.81)%	1.90%	6.40%
INCOME TAX PROVISION (BENEFIT)	24.35%	(5.20)%	0.00%

NET (LOSS) INCOME	(71.16)%	7.10%	6.40%

(1)
Fiscal year 2004 ended on February 29

  FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Net Sales

        Fiscal year 2004 net sales of $19,567,000 decreased by $14,922,000 or 43% from fiscal year 2003 net sales of $34,489,000. Stacking revenues containing purchased memory, or "memory stacking", involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases where the costs of memory chips are included in the sales price of products, the Company will purchase material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period to period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from "service stacking", where customers provide us with consigned memory chips and we provide services to configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales. Of total revenue in fiscal year 2004, approximately 69% ($13,500,000) related to memory stacking and approximately 14% ($2,700,000) to service stacking, as compared with 61% ($21,000,000) and 18% ($6,200,000), respectively, in fiscal year 2003. This increase was caused by a change in customer mix, where a higher percentage of our sales were to customers using purchased memory.

        During the fiscal year the quantity of LP Stacks sold decreased by 36% or approximately 1,100,000 stacks. The decrease in net sales was primarily due to the following factors:

        Decrease stacking units sold due to technology changes-    The decrease can be attributed to a change in technology to a lower profile DIMM memory module, which makes the configuration of our stack more difficult for our customer to use.

        Competitors entering the stacking market-    There were several new competitors that entered the market place, primarily the semiconductor companies. Companies like Samsung and Infineon, we believe currently hold greater than 50% of the stacking market. This is due to their business model focused on moving memory as their primary purpose and using stacking as one method to accomplish that purpose. Therefore stacking is an additional feature that can be incorporated into the end product instead of a value added proposal.

        Decrease of average selling prices-    As more competitors entered the market, and DRAM prices decreased, pricing became a larger overall factor in the competitive market. Customers were able to obtain competitive price quotes and obtain lower prices associated with the stacking service. DPAC experienced a decrease in overall pricing of our stacking model by approximately 20% from the prior fiscal year.

        DRAM memory price fluctuation-    The DPAC model will either charge for the service of stacking or buy the memory from the customer and then charge for the stacking service and the memory. The overall decrease in the service portion of the stacking business decreased by 55% which represented approximately 14% of net sales. The memory component portion of the stacking business represented 69% of the business and due primarily to the decrease in stacking volume and declining DRAM prices, the memory component of revenues decreased by 36% from the previous year.

        The other DPAC product lines include ceramic-based memory products as well as system products for the telecommunications and defense industry. Our revenue decreased in these areas by $2.6 million or 15%, compared to a decrease of $1.6 million or 22% in fiscal year 2003. The ceramic based product decreased as DPAC is longer investing in building this portion of the business as it relates to longer-term sub-contract business with the government. Additionally, the other product lines have decreased emphasis as the new wireless product was being developed and marketed.

        Royalty revenues increased by 15% during fiscal year 2004, from $142,000 in fiscal 2003 to $164,000 in fiscal 2004.

        Export sales represented 12% of total revenue for fiscal year 2004 as compared to 23% of revenue for fiscal year 2003, as a significant European customer decreased sales volume in FY2004.

        Sales of the wireless products were approximately $100,000 in fiscal year 2004. There were no sales of wireless product in the previous fiscal years.

Cost of Sales

        Cost of sales for fiscal year 2004 was $18,144,000 or 93% of sales, as compared to $25,693,000 or 75% for fiscal year 2003. The increase in cost of sales as a percentage of revenue is due to the following factors:

        Reduction in carrying value of production equipment—During the fiscal year, certain excess equipment was sold and an analysis of future cash flows from the industrial, defense and aerospace business as well as the LP-Stacking business was performed. Based on the changes in those markets, we reduced the carrying value of the production equipment by $1,043,000 to recognize the loss on assets sold and reduce the value of the remaining equipment to estimated fair value. This expense is included in cost of sales for the fiscal year ended February 29, 2004. Additionally, commencing in fiscal year 2005, we will depreciate the balance of the LP Stacking equipment over a twelve month period, to match the estimated life remaining with this technology.

        Percentage of business related to memory stacking—This relates to the increased percentage of revenues from commercial products for which we purchased the memory components. The cost of purchased memory is passed through to the customer, but does not contain a significant profit element. Thus, while there is not an impact on total margin, the gross margin percent is impacted by purchased memory content. For fiscal year 2004, approximately $13,557,000 (69% of overall revenue) of commercial orders contained procured memory as compared to $21,154,000 (61% of overall revenue) for fiscal year 2003. The balance of the commercial orders had consigned memory associated with the sale.

        Factory overhead included in cost of sales— Included in cost of sales are the factory overhead factors such as rent, utilities and factory supervisors. As the revenue decreases, the fixed factory costs do not decrease significantly. Therefore as a percentage of sales, this factory overhead will increase as a percentage of sales.

        Decrease in average selling price— Additionally, margins were negatively impacted by the 20% decrease in average selling prices discussed above. We anticipate that average sales prices will continue to decline in fiscal year 2005 as new technology replaces our LP Stack product and legacy product lines.

Selling, General and Administrative Expenses

        Selling, general and administrative (SG&A) expenses decreased by $989,000 or 16% in fiscal year 2004 to $5,121,000 from $6,110,000 in fiscal year 2003. SG&A expense, as a percentage of net sales was approximately 26% in fiscal year 2004 as compared to 18% in fiscal year 2003 (principally attributable to the decrease in net sales). The decrease in dollar amount is primarily attributed to the following expenses as compared to the same accounts for the previous fiscal year:

        Acquisition search costs—During fiscal year 2003, DPAC incurred acquisition search costs of $280,000. During fiscal year 2004, there were no significant costs associated with acquisition search costs.

        General and administrative payroll and bonuses—During the second half of fiscal year 2004, bonuses were ceased and reduced salaries were implemented for senior executives. This resulted in a reduction in expense of approximately $388,000 from the previous year expense.

        Sales and marketing payroll expense—During fiscal year 2004, sales and marketing payroll decreased by approximately $628,000. This was due to a maturing market for the stacking business and the wireless product line still being in the development stage and not yet into the sales cycle. The sales efforts for the LP Stacking product line were reduced, as well as commission expense during the fiscal year. Additionally, due to the reduction of sales of the stacking product, bonuses were significantly reduced during the fiscal year. Towards the end of the fiscal year, efforts increased to hire additional personnel to market and sell the wireless product line.

        Investor relations expense—During fiscal year 2004, we brought the investor relations function in house and absorbed the responsibilities with existing employees. This resulted in a reduction in investor relations expense of approximately $167,000 as compared to the previous fiscal year.

        Rent expense—During the second quarter of fiscal year 2004, the lease in the Laguna Hills expired, resulting in a reduction of rent expense from the previous year of approximately $100,000.

        Litigation expense—During fiscal year 2004, the Company's litigation expense increased by approximately $308,000, which includes the settlement, as compared to the costs incurred in fiscal year 2003. The Company settled its patent litigation during fiscal year 2004, and will not incur additional legal costs associated with that litigation. The Company filed suit against the equipment manufacturer of the DuraStack during the fiscal fourth quarter and will incur legal fees during fiscal year 2005 associated with this suit.

        Other changes in SG & A expenses—Other SG & A expenses increased $270,000 over the prior year principally associated with increased insurance premiums.

Research and Development Expense

        Research and development expense was $2,829,000, or 14% of net sales, in fiscal year 2004 and $2,061,000, or 6% of net sales in fiscal year 2003. This represents an increase of $768,000 or 37% in fiscal year 2004 from fiscal year 2003. The investment in research and development is primarily due to the efforts associated with the new wireless product lines and the increased use of personnel to develop the new technology. Our initial wireless product was released in September 2003. Our research and development efforts for fiscal year 2005 will focus on developing new wireless and related products.

Restructuring and Impairment Charges:

        These expenses relate to the following items:

        Severance expense—During fiscal year 2004, the contract with the CEO of DPAC was terminated. The severance expense related to this event was $1,082,000 (of which $186,000 related to the acceleration of stock options), which was expensed in the fourth quarter of fiscal year 2004. This severance will be paid over the next 24 months. Additionally, associated with a reduction of staff during the fiscal year, we incurred severance related costs of approximately $292,000, of which $94,000 related to accelerated stock option grants.

        Lease Termination expense—A charge of $321,000 was recorded relating to the cancellation of a lease entered into for a new facility in Costa Mesa, that the Company terminated prior to occupying in fiscal 2004 due to the downsizing of its operations.

        Provision for Impairment of DuraStack Equipment—During fiscal year 2004, DPAC incurred $958,000 in an asset impairment charge relating to the write off of the DuraStack equipment, which was planned to produce a new product by the Company. During the fourth quarter of fiscal year 2004, the Company was notified by the equipment vendor that the DuraStack™ automated production equipment would not meet the requirements of the volume through-put and yield. On March 5, 2004, the Company announced that it had ceased development of the DuraStack™ product because the cost and time required to attain the yield and throughput targets made the continued development effort uneconomical. As part of the impairment write-off, during the fourth fiscal quarter, DPAC recognized $958,000 relating to the DuraStack production equipment and related assets. No salvage value was recognized as part of the write-off.

        See Note 6 of the Notes to Financial Statements for additional discussion of our restructuring and impairment changes.

Interest Income and Expense

        Overall, net interest income decreased by $20,000 or 49% from the previous fiscal year. Individually, interest expense decreased $38,000 or 52% from $73,000 in fiscal year 2004 to $35,000 in fiscal year 2003, due to the reduction of long-term debt during the fiscal year. Interest income decreased by $57,000 or 51% from $114,000 in fiscal year 2003 to $56,000 in fiscal year 2004, due to the decline in interest rates that we were able to earn on our short term investments as well as a reduction in the cash balance that is eligible to earn interest.

Income Tax Provision

        The Company recognized deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in a charge to 2004 fiscal earnings of $4.8 million. In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014.

        The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS109"), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's net losses incurred since the quarter ended November 30, 2002 represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

        Selling, general and administrative (SG&A) expenses increased by $597,000 or 11% in fiscal year 2003 to $6,110,000 from $5,513,000 in fiscal year 2002. SG&A expense, as a percentage of net sales was approximately 18% in both fiscal years. The increase in dollar amount is primarily attributed to incurred acquisition search costs of $280,000 and increased levels of compensation related expenses of $302,000 for fiscal year 2003.

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

        In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. The reversal is the result of the Company's history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods. The Company had an income tax provision of $2,400 in fiscal year 2002.

  LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of liquidity during the current year ended February 29, 2004 was cash on hand which was generated from prior years operations. Liquidity in the prior fiscal years came primarily from operations. Cash provided (used) by operating activities was $(2,665,000), $3,116,000 and $3,447,000 in fiscal years 2004, 2003 and 2002, respectively. The fiscal year 2004 net loss was partially offset by non-cash charges totaling $8,389,000 and net changes in operating assets and liabilities totaling $4,927,000. Fiscal years 2003 and 2002 substantially consisted of net income and depreciation and amortization, partially offset by net changes in operating assets and liabilities of $786,000 and $789,000, respectively.

        Cash used in investing activities was $984,000, $726,000, and $2,050,000 in fiscal years 2004, 2003 and 2002, respectively. Cash payments related to the PEP acquisition consisted of a $1,546,000 payment in fiscal year 2002. Cash used for the purchase of manufacturing and test equipment, computers and tooling was $688,000, $726,000, and $504,000 for fiscal years 2004, 2003 and 2002, respectively. We do not have any material commitments or plans for significant capital expenditures in the fiscal year ending February 28, 2005.

        On May 6, 2004, DPAC Technologies reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC's industrial, defense and aerospace (IDA) memory product line. The agreement sold the rights to the license the technology, and the purchased of the product line, inventory and certain assets for $333,000 in cash, as well as a future additional consideration based on the revenues of the product line for the next two years. The amount of the additional consideration cannot yet be determined

        Net cash used in financing activities was $71,000, $452,000 and $486,000 in fiscal years 2004, 2003 and 2002, respectively. The primary uses of funds for financing activities consist of principal payments on long-term debt of $357,000, $509,000, and $528,000 in fiscal years 2004, 2003 and 2002, respectively. The primary sources of funds from financing activities are proceeds from the issuance of common stock associated with the exercise of stock options of $286,000, $82,000, and $149,000 in fiscal years 2004, 2003 and 2002, respectively.

        As of February 29, 2004, our future commitments under capital leases through fiscal year 2007 were $460,000. As of April 15, 2004, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

        Additionally, we have an available credit facility with a financial institution, for up to three million dollars, based on eligible accounts receivable. There is a one million non-accountable draw provision in the credit facility. The credit facility bears interest at the bank's prime plus 1/2(4 1/2% at February 29, 2004) and expires in August 2004. The Company must also meet certain financial ratios, which we were in compliance with at February 29, 2004. There were no amounts outstanding under this credit facility as of February 29, 2004 and the Company did not utilize the facility in fiscal year 2004. The Company is currently evaluating the need for a credit facility after August 2004. There can be no assurance that another credit facility would be available to the Company.

        We ended fiscal year 2004 with a cash balance of $4,477,000, working capital of $4,276,000 and a current ratio of 2.8 to 1.0. This compares to a cash balance of $8,197,000, working capital of $10,300,000 and a current ratio of 5.6 to 1.0 at the end of fiscal year 2003.

        On May 6, 2004, the Company completed a private placement of common stock of $2.0 million, which will net the Company approximately $1.8 million. Along with this, DPAC will issue approximately 2.48 million shares of common stock to the investors, along with three warrants. The Series A warrants expire in five years and are for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share. The Series B warrants expire in 320 days from the effective registration date and are for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent will receive warrants that will expire in five years and are for approximately 238,000 additional shares at $1.07 per share. The warrants are callable under certain conditions.

        Management believes that the cash position and the net proceeds of the common stock offering, together with the proceeds of the sale of the industrial, defense and aerospace product line, should be sufficient to implement management's plan to transition the Company's primary source of revenue from memory stacking to new wireless products. Management believes that the above plans will meet our cash needs for at least the next twelve months.

        The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See "Cautionary Statements."

Tabular Disclosure of Contractual Obligations.

        As of February 29, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years
Capital Lease Obligations	$460,000	$185,000	$275,000
Operating Lease Obligations	973,000	336,000	637,000
Purchase Obligations	372,000	372,000	—
Employment Agreements	907,000	472,000	435,000

Total	$2,712,000	$1,365,000	$1,347,000

New Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2003 and the recognition provisions of FIN 45 effective March 4, 2004. Such adoption did not have a material impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE's")("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE's"). The consolidated requirements apply to all SPEs or VIEs, in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPEs to which these interpretations apply, the Company will adopt FIN 46R in the first quarter of fiscal 2005. The Company does not believe that the adoption of FIN 46R will have a material impact on its consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, effective June 1, 2003, and such adoption did not have a material impact on its financial condition

Inflation

        Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended February 28, 2004.

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

Product Development and Technological Change

        The wireless and memory module industries are characterized by rapid technological change and are highly competitive with respect to timely product innovation. Our memory and wireless products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or greater capacity as our technology. As a result, wireless products may have a product life of not more than one to three years.

        Our future success depends on our ability to develop new wireless products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, firmware or software development, or introduction of wireless technologies could have a material adverse effect on our financial condition and results of operations. Additionally, the Company could incur additional operating costs with the introduction of new products.

        There can be no assurance that we will be successful in planned product development or marketing efforts, or that we will have adequate financial or technical resources for planned product development and promotion.

Uncertainty of Market Acceptance or Profitability of New Products

        The introduction of new products, such as our product for the wireless marketplace, could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes, inventory and marketing. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we will need to out-source production to third parties or enter into licensing arrangements and be successful in the management of sub-contractors overseas. We are inexperienced in the wireless industry, and our plans in that industry are unproven. We have limited marketing capabilities and resources and are dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of our products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Parts Shortages and Over-Supplies and Dependence on Suppliers

        The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past and may in the future negatively affect our operations. We are dependent on a limited number of suppliers for wireless and semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

        Due to the cyclical nature of these industries and competitive conditions, we, or our sub-contractors, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations.

Credit Risks and Dependence on Major Customers

        We will be granting credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. Prior years have had a substantially large customers as part of the accounts receivable balance. During the year ended February 29, 2004, sales to two major customers accounted for 53% and 13% of net sales. Accounts receivable from these two customers account for 60% of total net accounts receivable at February 29, 2004. During the year ended February 28, 2003, sales to two major customers accounted for 33%, 23% of net sales. Accounts receivable from these two customers accounted for 30% of total accounts receivable at February 28, 2003. During the year ended February 28, 2002, 56% of net sales were to three major customers. Accounts receivable from these customers accounted for 46% of total net accounts receivable at February 28, 2002. Our inability to collect receivables from any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

        The model for accounts receivable for wireless customers may change to a larger customer base and smaller average receivables. Although we have a significant customer, many of our receivables may come from smaller, higher risk development companies.

Intellectual Property Rights

        Our ability to compete effectively is dependent on our proprietary know-how, technology and patent rights. We hold U.S. patents on certain aspects of our three-dimensional stacking technology and have applied for additional patents in the wireless area. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

        We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

        The electronics and the wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

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

Competition

        There are companies that offer or are in the process of developing similar type of wireless product, including Lantronix, Digi-International and others. There are several companies that offer three-dimensional products, including ChipPac, SimpleTech, Staktek, Samsung, Infineon, Elpedida and others. Some of such companies have greater financial, manufacturing and marketing capabilities than we have. We could also experience competition from established and emerging network companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

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

Variability of Gross Margin

        Gross profit as a percentage of sales was 7% for fiscal year ended February 29, 2004 as compared to 26% for the fiscal year ended February 28, 2003, and 33% for the fiscal year ended February 28, 2002. Any change in the gross margins can typically be attributed to the type of products, and the amount of purchased memory included in sales during the year as well as the amount of royalty income generated during the periods. As we market our products the product mix may be different and result in changes in the gross margin.

        We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of our products may decline depending upon the price changes of our cost of sales, which would have a material adverse effect on our net sales and could, have a material adverse effect on our business, financial condition and results of operation. Accordingly, our ability to maintain or increase net sales will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product-selling prices may also materially and adversely affect our gross margin unless we are able to reduce our cost per unit to offset declines in product selling prices. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit. We also expect that our business may experience significant seasonality to the extent it sells a material portion of our products in Europe (due to vacation cycles) and to the extent, our exposure to the personal computer market remains significant.

        Our average sales prices have historically declined, and we anticipate that the average sales prices for our products will continue to decline and could negatively impact our gross profit margins.

Decline of Demand for Product Due to Downturn of Related Industries

        We may experience substantial period-to-period fluctuations in operating results due to factors affecting the wireless, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries or a technology shift, could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the wireless, computer, telecommunications, networking or other industries utilizing our products.

International Sales

        In fiscal year 2004, approximately 12% of our sales were export sales, primarily to Western Europe as compared to 23% in fiscal 2003 and 12% in fiscal year 2002. Foreign sales are made in U.S. dollars.

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

Limited Experience in Acquisitions

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

        —Sudden market changes;

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

Cyclical Nature of Wireless and Electronics Industries

        The wireless and the electronics industry; is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

Product Returns and Order Cancellation

        To the extent, we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

        We have no long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future that could result in fluctuations in our revenues.

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

Geographic Concentration of Operation

        For the wireless products none of our manufacturing operations are located in our facility in Garden Grove, California. Our wireless product line is manufactured overseas in Korea, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our sub-contractors operations and consequently harm our business, financial condition and results of operations.

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

        On December 18, 2003, the Company terminated the contract of its CEO. Pursuant to an employment agreement, the former CEO will be entitled to salary and benefits totaling approximately

$1,100,000 through June 2006. The Company recorded a charge in the fourth quarter associated with the severance benefits. Approximately $186,000 of the charge will relate to the acceleration of stock options. The remaining benefits will be paid ratably through June 2006. Two other executive officers at DPAC also have similar employment agreements with severance packages of 18 months.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company invests excess cash in money market funds, held primarily in one financial institution. Money market funds do not have maturity dates and do not present a significant market risk. For fiscal year 2004, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates. The Company's export sales are denominated in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements are included in this Report commencing at page F-l.

        The following table sets forth certain quarterly financial data derived from our unaudited financial statements for each of the quarters in fiscal years ended February 29, 2004 and February 28, 2003. Such financial statements have been prepared on the same basis as the annual Financial Statements and, include all necessary adjustments, which consists only of normal and recurring accruals to present fairly such interim financial information. The following information should be read in conjunction with the Financial Statements and notes thereto. Historical quarterly results and trends may not be indicative of future results.

	FY2004 Quarter Ended:
	31-May-03	31-Aug-03	30-Nov-03	29-Feb-04
	(unaudited)
NET SALES	$5,162,663	$4,400,432	$4,363,459	$5,640,555
GROSS PROFIT (LOSS)	1,189,789	372,448	(139,437)	80
(LOSS) BEFORE INCOME TAX PROVISION	(1,503,560)	(1,760,262)	(1,413,322)	(4,763,984)
INCOME TAX (BENEFIT) PROVISION	(571,000)	(669,000)	6,003,984	—
NET LOSS	$(932,566)	$(1,091,262)	$(7,417,306)	$(4,483,170)
NET INCOME PER SHARE:
Basic	$(0.04)	$(0.05)	$(0.35)	$(0.21)
Diluted	$(0.04)	$(0.05)	$(0.35)	$(0.21)

	FY2003 Quarter Ended:
	31-May-02	31-Aug-02	30-Nov-02	28-Feb-03
	(unaudited)
NET SALES	$11,936,850	$10,882,890	$5,420,672	$6,249,053
GROSS PROFIT	2,825,948	2,918,407	1,457,417	1,595,073
INCOME (LOSS) BEFORE INCOME TAX PROVISION	803,254	809,276	(349,442)	(596,511)
INCOME TAX BENEFIT	—	(1,444,876)	(142,000)	(204,425)
NET (LOSS) INCOME	$803,254	$2,254,152	$(207,442)	$(392,086)
NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$0.11	$(0.01)	$(0.02)
Diluted	$0.04	$0.11	$(0.01)	$(0.02)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Changes in internal control over financial reporting. During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth in the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") to be filed for the Annual Meeting of Shareholders, scheduled to be held in 2004, is incorporated herein by reference.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth in the section entitled "Election of Directors" in our Proxy Statement is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES

        The information set forth in the section entitled "Fees Paid to the Independent Accountants" in our Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)   The following documents are filed as part of this Form 10-K:

    1.
    Consolidated Financial Statements
    Consolidated Balance Sheets, February 29, 2004 and February 28, 2003
    Consolidated Statements of Operations for Years Ended February 29, 2004, February 28, 2003 and February 28, 2002
    Consolidated Statements of Stockholders' Equity for the Years Ended February 29, 2004, February 28, 2003 and February 28, 2002
    Consolidated Statements of Cash Flows for the Years Ended February 29, 2004, February 28, 2003 and February 28, 2002
    Notes to Consolidated Financial Statements for the Years Ended February 29, 2004, February 28, 2003 and February 28, 2002

    2.
    Financial Statement Schedule—Valuation and Qualifying Accounts

        (b)   Reports on Form 8-K.

        We filed on December 23, 2003 a report on Form 8-K dated December 18, 2003 stating under Items 5 and 7 that Edward ("Ted") Bruce had departed as DPAC CEO and that Director Creighton ("Kim") Early had been hired as Interim CEO, and that the Company and Ted Bruce had entered into a departure agreement.

        We furnished on December 23, 2003 a report on Form 8-K dated December 23, 2003, stating under Items 7 and 9 that we issued a press release which sets forth our results of operations for the quarter ended November 30, 2003.

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
3.1	Articles of Incorporation, as amended which is incorporated by reference to registrant's Current Report on Form 8-K, Date of Event July 11, 1988.
3.2	By-laws, as amended, which is incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.
10.2	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997 as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.
10.2.1	Renewal of Garden Grove lease.

10.3	1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.*
10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*
10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*
10.6
Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated August 30, 2002 incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 14, 2003.
10.6.1
Amendment to Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated June 25, 2003 incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 14, 2003.
10.7
Employment Agreement dated June 7, 2001 between Registrant and Edward G. Bruce, incorporated by reference to Exhibit 10.11A in the Registrant's Quarterly Report on Form 10-Q filed July 13, 2001 or the Registrant's Current Report on Form 8-K filed December 23, 2003.*
10.7.1	Departure Agreement dated December 18, 2003 between Registrant and Edward G. Bruce, incorporated by reference to the Registrant's Current Report on Form 8-K filed December 23, 2003*
10.8	Employment Agreement dated June 7, 2001 between Registrant and William M. Stowell incorporated by reference to Exhibit 10.11A in the Registrant's Quareterly Report on Form 10-Q filed July 17, 2001.*
10.8.1	Employment Agreement Amendment dated September 27, 2002 between Registrant and William M. Stowell.*
10.9	Employment Agreement dated June 7, 2001 between Registrant and John P. Sprint incorporated by reference to Exhibit 10.11A in the Registrant's Quarterly Report of Form 10-Q filed July 17, 2001.*
10.10	Commercial lease Termination Agreement dated Januray 20, 2004 between Registrant and Bravante-Curci Investors, L.P.
10.11	Fiscal Year 2005 Compensation Package for Kim Early dated March 4, 2004.*
10.12	Asset Purchase Agreement dated May 6, 2004 between Registrant and Twilight Technology, Inc.

10.13
Securities Purchase Agreement dated may 5, 2004 between Registrant and the purchasers of common stock and warrants AS INDENTIFIED IN THE LIST IMMEDIATELY BELOW, INCLUDING THE FOLLLOWING EXHIBITS: FORM OF LEGAL OPINION; REGISTRATION RIGHTS AGREEMENT; SERIES A WARRANT; AND SERIES B WARRANT.
Investor	Total Shares	Series A Unrestricted Warrants	Series A Restricted Warrants	Series B Warrants
Basso Eq Op Hld Fund LTD	70,000.00	20,589.00	14,412.00	29,136.00
Basso Multi Strategy Hldg Fund Ltd	180,000.00	52,944.00	37,056.00	74,922.00
Truk Opportunity Fund, LLC	295,750.00	86,991.00	60,885.00	123,101.00
Truk International Fund, LLC	29,250.00	8,603.00	6,023.00	12,174.00
OTAPE Investments LLC	124,223.00	36,538.00	25,573.00	51,706.00
AS Capital Partners, LLC	124,223.00	36,538.00	25,573.00	51,706.00
Langley Capital	250,000.00	73,534.00	51,466.00	104,059.00
Redwood Partners II, LLC	62,111.00	18,268.00	12,789.00	25,852.00
SRG Capital, LLC	186,335.00	54,808.00	38,359.00	77,559.00
Penn Footwear	168,788.00	49,647.00	34,749.00	70,255.00
Omicron Capital Master Trust	248,447.00	73,077.00	51,148.00	103,412.00
Bristol Investment Fund, Ltd	248,447.00	73,077.00	51,148.00	103,412.00
Professional Traders Fund, LLC	124,223.00	36,538.00	25,573.00	51,706.00
RHP Master Fund, LLC	372,670.00	109,616.00	76,720.00	155,118.00

14.1	Code of Business Conduct and Ethics.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney (contained on the signature page to this report).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management compensatory plan or arrangement

        (d)   Financial Statement Schedules Excluded from Annual Report: None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2004	DPAC TECHNOLOGIES CORP.
	By:	/s/ CREIGHTON K. EARLY Creighton Kim Early Chief Executive Officer Director
	By:	/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        The undersigned hereby constitutes and appoints Creighton K. Early and William M. Stowell, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. DADAMO Richard J. Dadamo Chairman of the Board	May 28, 2004
/s/ CREIGHTON K. EARLY Creighton K. Early Chief Executive Officer, Director (Principal Executive Officer)	May 28, 2004
/s/ RICHARD H. WHEATON Richard H. Wheaton, Director	May 28, 2004
/s/ SAMUEL W. TISHLER Samuel W. Tishler, Director	May 28, 2004
/s/ GORDON M. WATSON Gordon M. Watson, Director	May 28, 2004
/s/ JOHN W. HOHENER John W. Hohener, Director	May 28, 2004
/s/ WILLIAM M. STOWELL William M. Stowell Vice President—Finance Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DPAC Technologies Corp.

        We have audited the accompanying balance sheets of DPAC Technologies Corp. (the "Company") as of February 29, 2004 and February 28, 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of February 29, 2004 and February 28, 2003 and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, the Company changed its accounting for goodwill and other intangible assets during fiscal 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Costa Mesa, California
May 28, 2004

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS

FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,477,396	$8,197,144
Accounts receivable, net of allowance for doubtful accounts of $76,294 (2004) and $72,609 (2003)	1,382,306	2,599,732
Inventories—net	431,783	980,592
Prepaid expenses and other current assets	323,065	569,331
Deferred income taxes		209,776

Total current assets	6,614,550	12,556,575
PROPERTY—Net	1,538,198	3,863,118
DEFERRED INCOME TAXES		4,554,208
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	406,501	250,183

TOTAL	$13,087,970	$25,752,805

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$160,081	$286,236
Accounts payable	662,830	1,043,913
Accrued compensation	362,480	492,630
Accrued restructuring costs—current	572,216
Other accrued liabilities	500,277	433,781
Deferred revenue	80,184

Total current liabilities	2,338,068	2,256,560

CAPITAL LEASE OBLIGATIONS—Less current portion	254,060	98,829
ACCRUED RESTRUCTURING COSTS—Less current portion	434,880
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Common stock, no par value—40,000,000 shares authorized; 21,242,964 and 20,987,914 shares issued and outstanding in 2004 and 2003, respectively	25,517,837	24,929,987
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(18,158,576)	(4,234,272)

Net stockholders' equity	10,060,962	23,397,416

TOTAL	$13,087,970	$25,752,805

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

	2004	2003	2002
NET SALES	$19,567,109	$34,489,465	$30,504,506
COST OF SALES	18,144,229	25,692,622	20,417,123

GROSS PROFIT	1,422,880	8,796,843	10,087,383

OPERATING EXPENSES:
Selling, general and administrative	5,121,040	6,110,032	5,512,566
Research and development	2,829,031	2,060,915	1,877,900
Restructuring and impairment charges	2,654,052
Goodwill amortization			777,938

Total operating expenses	10,604,123	8,170,947	8,168,404

(LOSS) INCOME FROM OPERATIONS	(9,181,243)	625,896	1,918,979
OTHER INCOME (EXPENSE):
Interest income	56,176	113,637	181,356
Interest expense	(35,253)	(72,956)	(139,840)

Total other income—net	20,923	40,681	41,516

(LOSS) INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	(9,160,320)	666,577	1,960,495
INCOME TAX PROVISION (BENEFIT)	4,763,984	(1,791,301)	2,400

NET (LOSS) INCOME	$(13,924,304)	$2,457,878	$1,958,095

NET (LOSS) INCOME PER SHARE:
Basic	$(0.66)	$0.12	$0.09

Diluted	$(0.66)	$0.12	$0.09

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,102,387	21,010,700	20,951,186

Diluted	21,102,387	21,233,300	21,297,925

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

	Common Stock
			Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—February 28, 2001	20,936,089	$24,871,477	$—	$—	$(8,650,245)	$16,221,232
Exercise of stock options	114,405	148,682				148,682
Repurchase of common stock	(50,000)	(106,488)				(106,488)
Reacquisition and cancellation of shares issued in an acquisition	(14,465)	(60,842)				(60,842)
Compensation expense associated with stock options		15,371				15,371
Net income					1,958,095	1,958,095

BALANCE—February 28, 2002	20,986,029	24,868,200			(6,692,150)	18,176,050
Exercise of stock options	63,500	82,024				82,024
Repurchase of common stock	(22,000)	(25,293)				(25,293)
Compensation expense associated with stock options		5,056				5,056
Reversal of deferred income tax valuation allowance			2,701,701			2,701,701
Cancellation of unvested restricted common stock	(39,615)
Net income					2,457,878	2,457,878

BALANCE—February 28, 2003	20,987,914	24,929,987	2,701,701		(4,234,272)	23,397,416
Exercise of stock options	255,050	286,290				286,290
Compensation expense associated with stock options		301,560				301,560
Net loss					(13,924,304)	(13,924,304)

BALANCE—February 29, 2004	21,242,964	$25,517,837	$2,701,701	$—	$(18,158,576)	$10,060,962

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,924,304)	$2,457,878	$1,958,095
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,318,108	1,443,710	2,268,937
Deferred income taxes	4,763,984	(1,808,083)
Compensation expense associated with stock options	301,560	5,056	15,371
Impairment of long-lived assets	2,001,941
Provision for bad debts	3,685	(7,391)	(15,572)
Provision for obsolete inventory	264,618	70,093	94,590
Changes in operating assets and liabilities:
Accounts receivable	1,213,741	1,081,438	(357,505)
Inventories	284,191	121,699	177,089
Prepaid expenses and other assets	464,948	52,990	(212,435)
Accounts payable	(381,083)	99,983	(209,618)
Accrued compensation	(130,150)	(521,077)	462,084
Accrued restructuring costs	1,007,096
Other accrued liabilities	66,496	134,868	(385,627)
Deferred revenue	80,184	(15,000)	(348,000)

Net cash (used in) provided by operating activities	(2,664,985)	3,116,164	3,447,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	79,101
Property additions	(688,269)	(725,899)	(503,905)
Cash paid for license agreement	(375,000)
Payment of acquisition obligation			(1,545,649)

Net cash used in investing activities	(984,168)	(725,899)	(2,049,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(356,885)	(508,688)	(527,738)
Net proceeds from issuance of common stock	286,290	82,024	148,682
Repurchase of common stock		(25,293)	(106,488)

Net cash used in financing activities	(70,595)	(451,957)	(485,544)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,719,748)	$1,938,308	$912,311
CASH AND CASH EQUIVALENTS—Beginning of year	8,197,144	6,258,836	5,346,525

CASH AND CASH EQUIVALENTS—End of year	$4,477,396	$8,197,144	$6,258,836

SUPPLEMENTAL CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$35,253	$72,956	$139,840

Income taxes	$—	$35,155	$13,351

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$385,961	$—	$177,980

Reversal of valuation allowance to paid in capital	$—	$2,701,701	$—

Reversal of valuation allowance to goodwill	$—	$254,200	$—

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

THREE YEARS IN THE PERIOD ENDED FEBRUARY 29, 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("we," "us," "DPAC" or the "Company") is a provider of wireless connectivity products for industrial, transportation, medical and other commercial application as well as a provider of high-density memory packaging technology. DPAC designs and manufactures products that require packaging skills for miniature electronic components into the wireless, memory and military markets. The Company currently packages pre-existing electronic configurations into industry standard products that produce high-density plastic- or ceramic-based products for the industrial or military market and packages wireless connectivity modules for the industrial market. The newest product, the wireless Local Area Network ("LAN") Node Module, was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company's Wireless LAN Node Module. DPAC is incorporated as a California corporation, which occurred on September 7, 1983. In August 2001, we changed our name from Dense-Pac Microsystems, Inc. to DPAC Technologies Corp.

        Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Cash and Cash Equivalents—Cash equivalents include short-term highly liquid investments with original maturities of three months or less. At February 29, 2004, the Company's cash and cash equivalents were substantially uninsured and were held primarily with one financial institution. Cash and cash equivalents in excess of insured limits may be subject to risk.

        Inventories—Inventories are stated at the lower of first-in, first-out cost or market. The Company regularly monitors inventories for excess or obsolete items and records a provision to write-down excess or obsolete items as required.

        Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. ("SFAS No.") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

        The Company, during fiscal year 2004, determined that an impairment had occurred of its production fixed assets and the fixed assets procured for its planned DuraStack™ product line. See Notes 3, 4 and 6 for additional information.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and was, prior to fiscal year 2003, being amortized over its estimated useful life of seven years. As a result of adopting SFAS No. 142 on March 1, 2002, goodwill is no longer amortized but is evaluated for impairment at least annually.

        Amortization expense related to goodwill of $778,938 was recorded in the financial statements for fiscal year 2002. Had the non-amortization provisions of SFAS No. 142 been in effect for fiscal year 2002, net income would have been $2,736,033 and both basic and diluted earnings per share would have improved by $0.04 per share.

        The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the Company and the fair value of all other assets and liabilities. At February 29, 2004, there was no impairment of goodwill based on the Company's most recent analysis.

        Property—Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

        Revenue Recognition—Revenues are recognized upon shipment and transfer of title of the related products. The Company records an accrual for estimated returns of defective products at the time of product shipment based on historical experience. As of February 29, 2004, the Company had deferred revenue of $80,184 associated with a customer for which collectibility was not reasonably assured.

        Advertising Expenses—The Company expenses advertising costs as incurred. These costs were not material for the years ended February 29, 2004, February 28, 2003 and 2002.

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended February 29, 2004, the Company established a full valuation allowance associated with its net deferred tax assets. See Note 7 for additional information.

        Net Income per Share—The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2004	2003	2002
Shares used in computing basic net income (loss) per share	21,102,387	21,010,700	20,951,186
Dilutive effect of stock options(1)		222,600	346,739

Shares used in computing diluted net income (loss) per share	21,102,387	21,233,300	21,297,925

(1)
443,467 potential common shares have been excluded from diluted weighted average common shares for fiscal year 2004, as the effect would be anti-dilutive.

        Stock-Based Compensation—Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, the Company only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company's stock on the measurement date.

        SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires the disclosure of pro forma net income (loss) and earnings (loss) per share. Under SFAS No. 123, and as amended by SFAS No. 148, the fair value of stock-based awards to employees is calculated through the use of option-pricing models even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Assumptions	2004	2003	2002
Expected life (months)	38	39	18 to 42
Stock volatility	102%	106%	119%
Risk-free interest rate	4%	5%	5%
Dividends during the expected term	None	None	None

        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

	2004	2003	2002
Net (loss) income as reported	$(13,924,304)	$2,457,878	$1,958,095
Add: Stock-based compensation expense included in reported net income, net of related tax effects in 2003	301,560	3,034	15,371
Deduct: Total stock-based compensation determined under fair value based method for awards net of related tax effects	(1,079,562)	(678,504)	(1,563,567)

Pro forma net (loss) income	$(14,702,306)	$1,782,408	$409,899

Net (loss) income per share as reported:
Basic	$(0.66)	$0.12	$0.09
Diluted	$(0.66)	$0.12	$0.09
Pro forma net (loss) income per share:
Basic	$(0.70)	$0.08	$0.02
Diluted	$(0.70)	$0.08	$0.02

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

        Significant Vendor Concentrations—The Company is dependent on a limited number of suppliers for semiconductor devices used in its products but has no long-term supply contracts with any of them. Due to the cyclical nature of the semiconductor industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industrywide shortages, could delay shipments of the Company's products, increase its cost of goods sold, and have a material adverse effect on its business, financial condition and results of operations.

        The wireless product line is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause the Company to cease or limit subcontractors' operations and consequently harm the Company's business, financial condition and results of operations.

        Concentration of Sales and Credit Risk—The Company grants credit to customers included in the military, aerospace, and a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. During the year ended February 29, 2004, sales to two major customers accounted for 53% and 13% of net sales. Accounts receivable from two customers accounted for 34% and 26% of total net accounts receivable at February 29, 2004. During the year ended February 28,

2003, sales to two major customers accounted for 33% and 24% of net sales. Accounts receivable from these two customers accounted for 8% and 22% of total net accounts receivable at February 28, 2003. During the year ended February 28, 2002, sales to three major customers accounted for 23%, 22%, and 11% of net sales. Accounts receivable from these three customers accounted for 46% of total net accounts receivable at February 28, 2002. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        Comprehensive Income—The Company had no items of other comprehensive income for fiscal years 2004, 2003, and 2002.

        New Accounting Pronouncements—In November 2002, the FASB issued FASB Interpretation No. ("FIN No.") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2003 and the recognition provisions of FIN 45 effective March 1, 2003. Such adoption did not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE's"). The consolidated requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46 effective March 1, 2003 and such adoption did not have a material impact on its financial statements since the Company currently is not a beneficiary in variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15,

2003. The Company adopted the provisions of SFAS No. 150, effective June 1, 2003, and such adoption did not have a material impact on its financial condition.

2.     INVENTORIES

        Inventories consist of the following:

	February 29, 2004	February 28, 2003
Raw materials—net	$183,200	$553,100
Work-in-process—net	208,949	358,355
Finished goods—net	39,634	69,137

Inventories—net	$431,783	$980,592

        Inventory reserves of $275,000 and $150,000 as of February 29, 2004 and February 28, 2003, respectively, have been deducted from amounts shown above as they are considered permanent write-downs.

3.     PROPERTY

        Property consists of the following:

	February 29, 2004	February 28, 2003
Machinery and equipment	$5,437,614	$6,642,334
Furniture and fixtures	354,677	422,967
Leasehold improvements	692,504	755,806
Computer software and equipment financed under capital leases	207,835	2,651,027

	6,692,630	10,472,134
Less accumulated depreciation and amortization	(5,154,432)	(6,609,016)

Property—net	$1,538,198	$3,863,118

        Accumulated amortization of assets under capital lease was $131,298 and $1,265,686 at February 29, 2004 and 2003, respectively.

        In the third quarter of fiscal year 2004, the Company committed to a plan to sell certain excess production equipment resulting in an impairment charge totaling $530,000. During the fourth quarter of fiscal year 2004, as a result of the continuing decline in the demand for the Company's existing products, the Company evaluated, in accordance with the provisions of SFAS No. 144, the carrying value of the remaining long-lived production assets. The Company determined fair value utilizing future discounted net cash flows from operations to which the assets relate including estimated proceeds from the potential sale of the assets. Based on this determination, the fair value was less than the carrying amount of the assets by $514,000. Accordingly, the Company recorded an impairment charge during the forth quarter of fiscal year 2004. These amounts are included in cost of sales in the accompanying financial statements.

        Additionally, during the fourth quarter of fiscal year 2004, the Company was notified that the DuraStack™ automated production equipment that was being built by a third party would not meet the required through-put and yield specifications (see litigation section of Note 5). As a result, the Company announced that it had ceased development of the DuraStack™ product. During the fourth quarter of fiscal year 2004 the Company recognized a $958,000 impairment charge related to the DuraStack™ equipment and related assets, which is included in restructuring and impairment charges in the accompanying financial statements. The fair value of the equipment was determined to be zero based on the specialized nature of the equipment and given that the equipment could not produce products to the required specifications.

4.     LINE OF CREDIT

        The Company has a line of credit with a bank providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $3,000,000. Available borrowings at February 29, 2004 were approximately $1,000,000. The line of credit is collateralized by substantially all of the Company's assets and expires in August 2004. There were no borrowings outstanding under the line of credit at February 29, 2004. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 29, 2004. Such covenants also restrict the Company's ability to pay any dividends on its common stock.

5.     COMMITMENTS AND CONTINGENCIES

        Commitments—The Company leases its office and manufacturing facilities under an operating lease arrangement that expires on April 30, 2007. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain software and equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 29, 2004:

Fiscal Year Ending	Capital	Operating
2005	$184,860	$235,548
2006	127,922	290,149
2007	110,265	297,810
2008	36,755	49,028

Total minimum lease payments	459,802	872,535
Less amounts representing interest	(45,661)

Present value of minimum lease payments	414,141
Less current portion	(160,081)

Long-term portion	$254,060	$—

        Rent expense relating to operating leases was approximately $381,000, $531,000 and $511,000 for fiscal years 2004, 2003, and 2002, respectively.

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

        Litigation—The Company was involved in patent litigation with SimpleTech, Inc., (formerly Simple Technology, Inc.), dating back to 1998. On March 8, 2004, DPAC and SimpleTech entered into a confidential settlement agreement whereby SimpleTech agreed to dismiss with prejudice its appeal of the intellectual property infringement lawsuit pending in the United States Federal Circuit entitled SimpleTech, Inc. v. DPAC Technologies Corp., Case No. 04-1034. Under the confidential settlement agreement DPAC paid SimpleTech an amount equal to approximately $.01 per share and each company granted the other a paid-up, non-exclusive license under the affected patents. This settlement is a complete and amicable resolution and should not be construed as an admission by any of the parties to this litigation of any wrongdoing.

        On March 5, 2004, DPAC Technologies filed suit against ATS Oregon, Inc. ("ATS") in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology (see Note 3). The complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation and rescission. The complaint is seeking a return of all moneys paid to ATS, actual damages, incidental and consequential damages, and for punitive and exemplary damages in excess of four million dollars. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC. The Cross-Complaint is for breach of contract, account stated, and reasonable value of goods and services. On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend against those claims. This suit is at its initial stages.

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

6.     IMPAIRMENT AND RESTRUCTURING CHARGES

        As a result of the significant decline in the demand for the Company's existing stacking products coupled with the stoppage of development of the DuraStack™ product, the Company determined that it was necessary to evaluate for impairment the long-lived assets of the Company and to initiate a restructuring effort that focused future initiatives of the Company on the Airborne™ wireless product line. The Company was notified in the fourth quarter of fiscal year 2004 by the vendor contracted with to develop the DuraStack™ automated production equipment that the equipment would not meet the specified volume through-put and yield requirements. The Company concluded that it was not economically feasible to continue with the DuraStack™ product and ceased any further development. The Company also decided to implement an outsourced model for the production of the Airborne™ wireless products.

        In the fourth quarter of fiscal year 2004, the Company accelerated its restructuring plan, resulting in the resignation of the CEO, a reduction in the workforce, and a decision not to relocate the Company to a new facility. Additionally, the Company concluded that certain of its equipment had become excess to its production requirements and that the carrying value of the remaining production equipment had become impaired. As a result, the Company recorded approximately $3,870,000 of restructuring and impairment charges during fiscal year 2004. These charges included cash restructuring charges of approximately $1,420,000, of which $1,100,000 related to severance costs and $320,000 for termination of a building lease. The remaining noncash impairment charges of approximately $2,450,000 primarily related to $1,042,000 in write downs of production related assets, $960,000 write-down of DuraStack™ related equipment, and approximately $270,000 in non-cash compensation expense for accelerated vesting of stock options.

        A summary of the company's restructuring and impairment activities during the year ended February 29, 2004 is as follows:

	Employee Severance	Equipment Writedown	Other	Total
Total amounts expensed	$1,374,603	$2,001,941	$496,000	$3,872,544
Identified future restructuring and impairment costs

Total identified restructuring and impairment costs	$1,374,603	$2,001,941	$496,000	$3,872,544

        A summary of the activity that affected the Company's accrued restructuring costs for the year ended February 29, 2004 is as follows:

	Employee Severance	Equipment Writedown	Other	Total
Balance—beginning of year	$—	$—	$—	$—
Amounts expensed	1,374,603	2,001,941	496,000	3,872,544
Amounts paid / incurred	(467,507)	(2,001,941)	(396,000)	(2,865,448)

Balance—end of year	$907,096	$—	$100,000	$1,007,096

7.     INCOME TAXES

        The income tax (provision) benefit consists of the following:

	2004	2003	2002
Current:
Federal	$(800)	$14,382	$—
State	800	2,400	2,400

Total current		16,782	2,400

Deferred:
Federal	(2,754,375)	169,733	581,050
State	(483,565)	346,198	53,375

Total deferred	(3,237,940)	515,931	634,425
Change in valuation allowance	8,001,924	(2,324,014)	(634,425)

Deferred income tax benefit (provision)—net	4,763,984	(1,808,083)

Total income tax benefit (provision)	$4,763,984	$(1,791,301)	$2,400

        A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

	2004	2003	2002
Federal statutory rate	(35)%	35%	35%
State taxes—net of federal benefit	(4)	6	8
Valuation allowance	90	(310)	(56)
Other	1		13

	52%	(269)%	0%

        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 29, 2004 and February 28, 2003:

	2004	2003
Deferred tax assets:
Inventories	$194,083	$224,557
Other reserves	447,071	251,879
Impairment and restructuring costs	234,485
Net operating loss carryforwards, general business credit carryforwards and AMT credit carryforwards	7,757,705	4,736,521

Total gross deferred assets	8,633,344	5,212,957
Deferred tax liabilities:
Depreciation and amortization	(70,674)	(182,967)
State taxes	(342,711)	(266,006)

Total deferred tax liabilities	8,219,959	4,763,984
Valuation allowance	(8,219,959)

Net deferred income taxes	$—	$4,763,984

        As of February 29, 2004, a valuation allowance of $8,219,959 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. As of February 28, 2003, no valuation allowance had been provided. During fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in a charge to 2004 fiscal earnings of $4.8 million. In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. The reversal was the result of the Company's history of operating profitability and the determination by management that the future realization of the net deferred tax assets was more likely than not at that time.

        The fiscal 2004 valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

        As of February 29, 2004, the Company had federal and state net operating loss carryforwards of $19,533,000 and $7,584,000, respectively. Unless utilized, the federal net operating losses begin to expire in 2012, while the state net operating losses begin to expire in 2007. As of February 29, 2004, the Company had federal and state tax credit carryforwards of $275,000 and $172,000, respectively. The federal tax credits begin to expire in 2004, while the state tax credits begin to expire in 2006.

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

        Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At February 29, 2004, 3,743,075 shares were available for future grants under the Plan.

        During the year ended February 29, 2004, the Company granted 24,000 options to non-employees to purchase common shares at an average price of $1.02. Some of these stock options vest over time and are subject to revaluation, where the fair value of the non-vested options is adjusted every reporting period throughout the vesting schedule. The total value of the options granted to non-employees was determined to be $17,727 utilizing the Black-Scholes option-pricing model and was recorded as an expense in the accompanying financial statements. Also during fiscal year 2004, the Company accelerated vesting on certain employee options in connection with their separation from the Company. As a result of the modification to accelerate the vesting of these stock options, the Company recorded $283,833 of stock compensation expense representing the difference between the original strike price and the price of the common stock on the modification date.

        During the year ended February 28, 2003, the Company granted 6,000 options to non-employees to purchase common shares at $1.42 per share. The options vested 100% on January 14, 2003 and expire the earlier of (1) two years after service termination, or (2) 10 years from date of grant. The value of the options was determined to be $5,056 utilizing the Black-Scholes option-pricing model on the date of grant and was recorded as expense in the accompanying financial statements.

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

        A summary of activity for the stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—February 28, 2001	2,187,300	$3.62
Granted (weighted-average fair value of $1.12)	661,500	$1.71
Exercised	(114,405)	$1.30
Canceled	(154,875)	$4.03

Outstanding—February 28, 2002	2,579,520	$3.20
Granted (weighted-average fair value of $1.12)	521,500	$2.20
Exercised	(63,500)	$1.29
Canceled	(66,750)	$3.80

Outstanding—February 28, 2003	2,970,770	$3.09
Granted (weighted-average fair value of $0.56)	1,295,000	$1.01
Exercised	(255,050)	$1.12
Canceled	(221,875)	$2.83

Outstanding—February 29, 2004	3,788,845	$2.51

        Additional information regarding options outstanding is as follows as of February 29, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.94 - $1.00	719,400	7.6	$0.96	274,400	$0.99
$1.01 - $1.99	1,720,445	7.7	$1.43	1,164,970	$1.46
$2.00 - $2.99	421,000	6.4	$2.31	374,375	$2.28
$3.05 - $7.56	928,000	6.4	$5.79	858,500	$5.78

	3,788,845			2,672,245	$2.92

9.     SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        The Company's chief executive officer reviews financial information and makes operational decisions based upon the Company as a whole. Therefore, the Company reports as a single operating segment.

        The Company generates revenue from three primary product lines. Net sales associated with these product categories were as follows:

	2004	2003	2002
Commercial	$16,560,660	$28,881,003	$23,322,498
Industrial, defense and aerospace/value added manufacturing	3,000,737	5,608,462	7,182,008
Wireless	95,712

Total	$19,567,109	$34,489,465	$30,504,506

        The Company had export sales (primarily to Western European customers) accounting for approximately 12%, 23% and 12% of net sales for fiscal years 2004, 2003, and 2002, respectively.

10.   BENEFIT AND COMPENSATION PLAN

        The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $102,103, $127,817 and $133,534 to the 401(k) plan during fiscal years 2004, 2003, and 2002, respectively.

11.   SUBSEQUENT EVENTS

        On May 6, 2004, DPAC Technologies reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC's industrial, defense and aerospace ("IDA") memory product line. The IDA product line accounted for $2,772,313 of net sales in fiscal year 2004. The agreement sold the rights to the technology, the product line, inventory and certain assets for $333,000 in cash, as well as a future additional consideration based on the revenue of the product line for the next two years. The amount of the additional consideration cannot yet be determined

        On May 6, 2004, the Company completed a private placement of common stock of $2.0 million, which will net the Company approximately $1.8 million. In consideration, the Company will issue approximately 2.48 million shares of common stock to the investors, along with three warrants. The Series A warrants expire in five years and are for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share. The Series B warrants expire 320 days from the effective registration date and are for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent will receive warrants that will expire in five years and are for approximately 238,000 additional shares at $1.07 per share. The warrants are callable under certain conditions.

******

DPAC TECHNOLOGIES CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

	Balance at Beginning of Period	Additions from Acquisitions	Additions charged to Costs and Expenses(1)	Deductions	Balance at End of Period
YEAR ENDED FEBRUARY 29, 2004:
Allowance for doubtful accounts	$72,609	$—	$4,712	$(1,029)	$76,294
Allowance for excess and obsolete inventory	$150,000	$—	$264,618	$(139,618)	$275,000
YEAR ENDED FEBRUARY 28, 2003
Allowance for doubtful accounts	$80,000	$—	$—	$(7,391)	$72,609
Allowance for excess and obsolete inventory	$175,000	$—	$70,093	$(95,093)	$150,000
YEAR ENDED FEBRUARY 28, 2002:
Allowance for doubtful accounts	$122,818	$—	$(15,572)	$(27,246)	$80,000
Allowance for excess and obsolete inventory	$449,759	$190,000	$94,590	$(559,349)	$175,000

(1)
Additions charged to costs and expenses in the allowance for doubtful accounts reflect credit balances recorded in fiscal 2002, resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated.

QuickLinks

DPAC TECHNOLOGIES CORP. FORM 10-K for the year ended February 29, 2004 I N D E X
PART I
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
  ITEM 9A: CONTROLS AND PROCEDURES
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES
PART IV.
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DPAC TECHNOLOGIES CORP. BALANCE SHEETS FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. STATEMENTS OF CASH FLOWS YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002
DPAC TECHNOLOGIES CORP. NOTES TO FINANCIAL STATEMENTS THREE YEARS IN THE PERIOD ENDED FEBRUARY 29, 2004
DPAC TECHNOLOGIES CORP. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002