Form 10-Q
period 2004-05-31
DPAC TECHNOLOGIES CORP
filed 2004-07-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

YES    ☐                                                                                                                          NO    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of May 31, 2004 was 23,732,431.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

(Unaudited)

	May 31, 2004	February 29, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,683,154	$4,477,396
Accounts receivable, net	643,406	1,382,306
Inventories	130,179	431,783
Prepaid expenses and other current assets	309,552	323,065
Total current assets	6,766,291	6,614,550

PROPERTY, net	996,089	1,538,198
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	406,501	406,501

TOTAL	$12,697,602	$13,087,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$155,481	$160,081
Accounts payable	559,563	662,830
Accrued compensation	215,711	362,480
Accrued restructuring costs - current	976,315	572,216
Other accrued liabilities	352,693	500,277
Deferred revenue	—	80,184
Total current liabilities	2,259,763	2,338,068

CAPITAL LEASE OBLIGATIONS, Less current portion	217,557	254,060
ACCRUED RESTRUCTURING COSTS, Less current portion	661,611	434,880

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock	27,390,590	25,517,837
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(20,533,620)	(18,158,576)
Net stockholders’ equity	9,558,671	10,060,962

TOTAL	$12,697,602	$13,087,970

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:
	May 31, 2004	May 31, 2003

NET SALES	$2,259,949	$5,162,663

COST OF SALES	2,227,123	3,972,874

GROSS PROFIT	32,826	1,189,789

COSTS AND EXPENSES:
Selling, general and administrative	1,225,698	1,175,936
Research and development	383,318	776,280
Restructuring charges	798,801	—
Reserve for litigation	—	750,000
Total costs and expenses	2,407,817	2,702,216

LOSS FROM OPERATIONS	(2,374,991)	(1,512,427)

OTHER INCOME (EXPENSE):
Interest income	7,463	17,539
Interest expense	(7,516)	(8,678)
Total other income (expense)	(53)	8,861

LOSS BEFORE INCOME TAX BENEFIT	(2,375,044)	(1,503,566)

INCOME TAX BENEFIT	—	571,000

NET LOSS	$(2,375,044)	$(932,566)

NET LOSS PER SHARE:
Basic and diluted	$(0.11)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	22,076,000	20,988,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	May 31, 2004	May 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375,044)	$(932,566)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,961	355,305
Deferred income taxes		(571,000)
Compensation expense associated with stock options	16,214	1,239
Provision for bad debts	(26,294)	2,400
Provision for obsolete inventory	(14,660)	—
Gain on sale of assets	(49,247)	—

Changes in operating assets and liabilities:
Accounts receivable	765,194	1,133,812
Inventories	168,076	251,992
Other assets	35,713	130,995
Accounts payable	(103,267)	(398,698)
Accrued compensation	(146,769)	(158,500)
Accrued restructuring charges	630,830	—
Other accrued liabilities	(147,584)	677,106
Deferred revenue	(80,184)	—

Net cash provided by (used in) operating activities	(885,061)	492,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(35,917)	(593,745)
Cash from sale of assets	311,300	—
Acquired license agreement	—	(375,000)

Net cash provided by (used in) investing activities:	275,383	(968,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(41,103)	(110,162)
Proceeds from issuance of common stock	1,856,539	18,750

Net cash provided by (used in) financing activities	1,815,436	(91,412)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,205,758	(568,072)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,477,396	8,197,144

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,683,154	$7,629,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,516	$8,678

On May 6, 2004, the Company sold its industrial, defense, and aerospace product line for $333,000 in cash. Included in the sale was net inventory of $148,000 and property with a net book value of $136,000.

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  - General Background

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“we,” “us,” “DPAC” or the “Company”) is a provider of wireless networking and connectivity products for machine-to-machine applications. in the industrial, transportation, medical and other commercial markets. Major OEM’s in the transportation, instrumentation and industrial control, homeland security, medical diagnostics and logistics markets to provide data collection and control use DPAC’s wireless products. The wireless product was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate wireless local area network (LAN) connectivity into their device, instrument or equipment through the inclusion of the Company’s Wireless LAN Node Module. The Company previously produced memory stacking devices and sold this product line in June 2004. See Note 3 for significant subsequent events associated with our legacy product lines. We are incorporated as a California corporation, which occurred on September 7, 1983. In August 2001, we changed our name from Dense-Pac Microsystems, Inc. to DPAC Technologies Corp.

NOTE 2  - Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of May 31, 2004 and for the three months ended May 31, 2004 and 2003, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC® and DPAC Technologies® are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2005.

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC’s industrial, defense and aerospace (IDA) memory product line. This product line accounted for $2,772,000 (or 14%) of net sales during fiscal year 2004 and $239,000 for the three months ended May 31, 2004. The agreement transferred all of our licensed rights to the technology, the product line, the inventory and certain assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined.

NOTE 3 – Subsequent Events

On June 14, 2004, DPAC reached an agreement with Staktek Group L.P., a subsidiary of Staktek Holdings, Inc. to sell DPAC’s memory stacking patent and patent applications associated with its commercial product line for $600,000 in cash. This product line accounted for $16,561,000 (or 85%) of net sales during fiscal year 2004 and $1,620,000 for the three months ended May 31, 2004. Under the agreement, DPAC will continue to accept agreed upon orders for LP Stacks ™ subject to material and capacity availability through July 30, 2004. No orders will be accepted after this date. All orders will be scheduled for shipment no later than August 6, 2004. As of that date, the Company’s commercial product line will be discontinued. The Company does not anticipate incurring a significant loss to discontinue the product line.

On June 21, 2004, we received a letter from The Nasdaq Stock Market indicating that our common stock (ticker: DPAC) had failed to meet one of Nasdaq’s continuing listing requirements—that the closing bid price be at least $1.00 per share. Our common stock is traded on the Nasdaq National Market. The reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter.

The Nasdaq letter gives us 180 days to regain compliance, or until December 20, 2004. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to December 20, 2004. We hope to regain compliance within the allowed period ending December 20, 2004. Additional time to regain compliance would be awarded us only if we were to meet The Nasdaq National Market (the “National Market”) initial listing criteria (as set forth in Marketplace Rule 4420), except for the bid price requirement. We would not presently satisfy all of the Nasdaq National Market’s initial listing criteria, which are much more stringent than the continuing listing criteria. By December 20, 2004, unless we regain compliance, the Nasdaq Staff will provide written notification that our common stock will be delisted or, at our request and under appropriate circumstances, moved to The Nasdaq SmallCap Market. It is unknown at this time if DPAC will be able to regain compliance in order to continue its common stock listing on the National Nasdaq market.

NOTE 4 – Stock Based Compensation

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

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended May 31,
	2004	2003
Assumptions
Expected life - months	37	41
Stock volatility	99%	103%
Risk-free interest rate	3.8%	4.1%
Dividends during the expected term	None	None

The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s results would have been as follows:

	For the three months ended May 31,
	2004	2003
Net loss:

As reported	$(2,375,044)	$(932,566)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	16,214	768

Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(197,669)	(227,333)

Pro forma net loss	$(2,556,499)	$(1,159,131)

Net loss per share as reported:
Basic and diluted	$(0.11)	$(0.04)
Pro forma net loss per share:
Basic and diluted	$(0.12)	$(0.06)

NOTE 5 - Concentration of Customers

DPAC’s customer base is largely comprised of DRAM manufacturers, memory module manufacturers, and related businesses. These businesses are subject to volatility and the cyclical nature of the DRAM marketplace.  There is risk of a significant impact to DPAC’s revenues due to changes in the marketplace or if one of our major customers were to be acquired, merge, consolidate, or close.  There is no guarantee that current business relationships will prevail in the event of one of the above occurrences. During the three months ended May 31, 2004, sales to two major customers accounted for 40% and 12% of net sales. Accounts receivable from these two customers account for 13% of total net accounts receivable at May 31, 2004. During the three months ended May 31, 2003, sales to three major customers accounted for 28%, 22% and 21% of net sales. Accounts receivable from these three customers accounted for 62% of total net accounts receivable at May 31,2003. Any reduction in purchases by, or inability to collect receivables from such customers could have a material adverse effect on the Company. As discussed in Note 3, the Company has sold its patents associated with its commercial product line which will result in the discontinuance of that product line effective August 6, 2004.

NOTE 6  - Bank Credit Facility

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, or up to a $1 million draw on a non-formulary basis, not to exceed $3.0 million. As of May 31, 2004, no amounts were outstanding and available borrowings were $1.0 million. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at May 31, 2004), expires in August 2004, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at May 31, 2004. Such covenants also restrict the Company’s ability to pay dividends on its common stock.

NOTE 7  - Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the three months ended May 31, 2004:

	Number of Shares	Exercise Price Per Share	Number of Options Exercisable
Balance, February 29, 2004	3,788,845	$0.94 – 7.56	2,672,245

Granted	698,000	$0.78 - 1.37
Exercised	(5,000)	$1.00 - 1.00
Cancelled	(204,300)	$0.94 - 6.00
Balance, May 31, 2004	4,277,545	$0.78 - 7.56	3,280,815

At May 31, 2004, a total of 3,249,375 shares were available for future grants under all of the Company’s stock option plans. Included in the balance of 4,277,545 options outstanding are 1,782,125 options relating to previous employees.

NOTE 8 – Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share would reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding, if dilutive. Such equivalents have been excluded in the table below because they are antidilutive.

The table below sets forth the reconciliation of the denominator of the loss per share calculations:

	Three months ended May 31,
	2004	2003
Shares used in computing basic net loss per share	22,076,000	20,988,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	22,076,000	20,988,000

(1)          Potential common shares of 24,000 and 159,000 have been excluded from diluted weighted average common shares for the three-month periods ended May 31, 2004 and 2003, as the effect would be anti-dilutive.

(2)          Potential common shares of 22,000 have been excluded from diluted weighted average common shares for the three-month period ended May 31, 2004, as the effect would have been anti-dilutive. There were no warrants outstanding as of May 31, 2003.

The number of shares of common stock, no par value, outstanding as of May 31, 2004 was 23,732,431.

NOTE 9 – Segment Information

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

The Company generates revenue from three primary product lines. Net sales associated with these product lines were as follows:

	For the three months ended May 31,
	2004	2003

Commercial	$1,619,957	$4,420,531
Industrial, defense and aerospace/value manufacturing	239,319	742,132
Wireless	400,673	0
Total	$2,259,949	$5,162,663

The Company had export sales (primarily to Western European customers) accounting for approximately 16% and 24% of net sales for the three months ended May 31, 2004 and 2003.

NOTE 10 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the year ended February 29, 2004 and the first fiscal quarter ended May 31, 2004, the Company established a full valuation allowance associated with its net deferred tax assets.

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

NOTE 11 – Private Placement of Common Stock

On May 6, 2004, the Company completed a private placement of common stock of $2.0 million, which netted the Company approximately $1.8 million. DPAC issued approximately 2.48 million shares of common stock to the investors at $.805 per share, along with three sets of warrants.  The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share.  Of these Series A Warrants, 968,836 are called “Restricted” as they are not exercisable until six months shall have elapsed from May 5, 2004. The remaining Series A warrants are immediately exercisable. The Series B warrants expire 320 days after July 14, 2004 and are immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 of common stock at $1.07 per share that are not exercisable until six months have elapsed from May 5, 2004, and that will expire in five years. The warrants are callable by DPAC under certain conditions.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: expected life equal to the contract life of each warrant, 100% volatility and 3.7% risk-free interest rate for the Series A and placement agent warrants, and 94% volatility and 1.5% risk-free interest rate for the Series B warrants. This calculation resulted in the following valuations: $0.7 million for the Series A warrants, $0.24 million for the Series B warrants, and $0.14 million for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

NOTE 12 – Restructuring Costs

In the second half of fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line and transition to an outsourced manufacturing model.

As a result of the significant decline in the demand for the Company’s existing stacking products experienced during fiscal year 2004, the Company accelerated its restructuring efforts in the fourth quarter of fiscal year 2004, with a reduction in workforce, a decision not to relocate the Company to a new facility, and recognition of an impairment of fixed assets.

During the quarter ended May 31, 2004, the Company recorded net restructuring charges of $0.8 million, which included severance charges of $0.85 million, partially off-set by a gain of $0.05 million on the sale of assets related to the industrial, defense and aerospace product line. These assets were previously written down in the fourth quarter of fiscal year 2004. The severance charges are the result of a reduction in workforce of 24 individuals, including the Company’s COO, as the Company continued to see a decline in demand for its stacking business and as it continues to transition to an outsourced manufacturing business model incorporating the Airborne wireless product line. The accrued severance charges will be paid in full in December 2006.

A summary of the activity that affected the Company’s accrued restructuring costs during the three months ended May 31, 2004 is as follows:

	Employee Severance	Other	Total

Balance at 2/29/04	$907,096	$100,000	$1,007,096
Amounts expensed	849,401	—	849,401
Amounts paid / incurred	(188,571)	(30,000)	(218,571)

Balance at 5/31/04	$1,567,926	$70,000	$1,637,926

All of fee charges recorded during the quarter ended May 31, 2004 are included in the restructuring charges in the accompanying financial statements.

NOTE 13 – Commitments and Contingencies

Legal Proceedings

On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology. The Complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation and rescission. The Complaint seeks a return of all moneys paid to ATS of $408,000, actual damages, incidental and consequential damages, and punitive and exemplary damages in excess of $3.6 million. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC.  The Cross-Complaint is for breach of contract for a stated amount of $492,000, and reasonable value of goods and services in excess of $800,000. On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division.  The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to ATS’ claims and intends to vigorously defend itself against those claims. This suit is in its initial stages.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf.  Factors that could cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004 as filed with the Securities and Exchange Commission on June 1, 2004, as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Fluctuations in Operating Results

Our results of operations and gross margin have been subject to fluctuations from period to period. The primary factors that have affected and may in the future affect our results of operations; include, changes in the mix of products sold, the inability to procure required components, the size of investments in new technologies or product lines, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect our results of operations include fluctuating market demand for and declines in the selling prices of our products, decreases or increases in the costs of the components of our products, market acceptance of new products and enhanced versions of our products, our competitors’ selling products that compete with our products at lower prices or on better terms than we sell our products, delays in our introduction of new products or software problems and in our making enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, competition from new wireless products using newer technology, and production from overseas suppliers.

Our operating results will be affected by the sale of the industrial, defense and aerospace product line as well as the sale of the LP memory stacking business. These two product lines accounted for approximately $19.3 million (98%) of fiscal year net sales. The future revenues for DPAC will originate from the successful implementation of the wireless products and product lines. There is no assurance that this product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be affected by new product announcements or the success of our customer designing the product into their product line.

Our operating results may also be affected by the timing of new product announcements and releases by us or our competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of our inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in our targeted markets, and expenses associated with acquisitions. In particular, declines in 802.11 standard or similar technology prices could affect the valuation of our inventory, the pricing of services, which could result in adverse changes in our business, financial condition and results of operations

Sales of our individual products and product lines toward the end of a product’s life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. We have experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product-selling prices or decreasing demand, we could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, we have had to write-down and write-off excess or obsolete inventory. To the extent that we are unsuccessful in managing product transitions, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, our customers may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with customers purchasing strategies, we may experience significant fluctuations in demand from our customers. Such fluctuations could cause a significant increase in demand that could exceed our suppliers production capacity and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2004 and 2003

Net Sales. Net sales for the quarter ended May 31, 2004 decreased by $2.9 million or 56% to $2.3 million from $5.2 million for the quarter ended May 31, 2003. This decrease in net sales is primarily due to a 56% decrease in the total quantity of commercial stacks shipped during the quarter and a 68% or $0.5 million decrease in shipments of the industrial, defense and aerospace product line. The decrease in the quantity of commercial stacks shipped is due to the customer base designing into newer technologies and no longer needing the DPAC memory stacking technologies. These decreases were partially offset by $0.4 million of net sales of the new Airborne wireless product line in the first quarter of fiscal year 2005, which had no sales in the first quarter of fiscal year 2004.

Of total revenue in the first quarter of fiscal year 2005, approximately 52% was related to memory stacking and 15% to service stacking, as compared with 52% and 32% respectively, in the first quarter of fiscal year 2004. Stacking revenues containing purchased memory, or “memory stacking”, involves DPAC purchasing memory chips, stacking them, and then selling the stacked product to the customer. In these cases, where the costs of memory chips are included in the sales price of products, the Company purchases material for the commercial order concurrently with finalizing the sales price thereof, in order to avoid any price volatility in the components. Revenues from memory stacking may vary significantly from period-to-period based not only on quantities shipped but also on the current market price of purchased memory. The balance of commercial stacking revenues is from “service stacking,” where customers provide us with consigned memory chips and we configure and stack the memory to customer specifications. As there is no memory chip component cost to service stacking, revenues per unit are significantly lower than revenues per unit of memory stacking sales.

During the first quarter of fiscal year 2005, the Company announced the sale of the industrial, defense and aerospace product line, which accounted for 11% and 14% of net sales for the quarters ended May 31, 2004 and 2003. Subsequent to the first quarter of fiscal year 2005, the Company announced the sale of DPAC’s packaged stacking patents and patent applications, which agreement included the provision that DPAC not ship any related stacking products after August 6, 2004. These products accounted for 67% and 84% of net sales for the quarters ended May 31, 2004 and 2003.

Subsequent to August 2004, the Company’s revenue source will be from sales of its wireless products and royalties from the industrial, defense and aerospace product line. The gross margins associated with the wireless business are anticipated to be in the 30% to 40% range. The industrial market will require a reliable product for the application. Margins on engineering development contracts may be in the 10% to 20% as a majority of this product pertains to engineering services.

Gross Profit. Gross profit in the first quarter of fiscal year 2005 decreased by $1.16 million or 97% to $0.03 million from $1.19 million in the comparable prior-year period. Gross profit as a percentage of sales declined to 2% for the quarter ended May 31, 2004, as compared to 23% for the quarter ended May 31, 2003. The decrease in gross profit in absolute dollars is primarily attributable to the decrease in revenues, coupled with additional depreciation expense recorded in cost of sales during the first quarter of fiscal year 2005 as the result of shortening the estimated useful lives of the memory related production equipment in conjunction with an impairment analysis and charge recorded in the fourth quarter of fiscal 2004. The decrease in the gross margin percentage is primarily attributed to lower revenues available to absorb fixed manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in the first quarter of fiscal year 2005 by $50,000 or 4% to $1.23 million from $1.18 million in the first quarter of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 54% of net sales for the quarter ended May 31, 2004 as compared to 23% for the same period in the prior fiscal year. The increase in absolute dollars is primarily attributed to increased spending for marketing efforts related to launching the Airborne wireless product line, which includes expenditures for participating in trade shows, print advertising, web development and advertising, and marketing consultants. These increases in marketing expenses were partially offset by a decrease in legal expenses associated with the SimpleTech patent litigation discussed below in “Legal Proceedings.” The increase as a percentage of revenue is due primarily to the decrease in revenues.

Research and Development.  Research and development expenses for the quarter ended May 31, 2004 of $0.38 million decreased by $0.39 million or 51% from $0.77 million in the first quarter of the prior fiscal year. For the quarter ended May 31, 2004 research and development expense represented 17% of net sales as compared to 15% of net sales for the same quarter in the previous fiscal year. The decrease in absolute dollars spent on research and development primarily is due to the shift of the Airborne product line to a production environment and curtailment of the DuraStack project in the fourth quarter of fiscal year 2004. These events resulted in reduced engineering headcount and related compensation expense as well as reduced consulting expenses. The increase as a percentage of revenues is due to the decreased revenue levels. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

Restructuring Charges. During the quarter ended May 31, 2004, the Company recorded net restructuring charges of $0.8 million or 35% of net sales, which included severance charges of $0.85 million, partially off-set by a gain of $0.05 million on the sale of assets related to the industrial, defense and aerospace product line. The severance charges are a result of a reduction in workforce, including the Company’s COO, during the quarter, as the Company continues to see a decline in demand for its stacking business and as it continues to transition to an outsourced manufacturing business model as part of its effort to launch the Airborne wireless product line. No similar charges were recorded in the prior year first quarter. See additional table in the Notes to Financial Statements.

Reserve for Litigation. During the quarter ended May 31, 2003, the Company recorded a $750,000 litigation reserve when it had entered into settlement discussions for its then outstanding patent litigation with SimpleTech. This reserve was reversed in connection with a favorable court ruling received in the quarter ended November 2003, which was subsequently appealed. The litigation was settled in the quarter ended February 29, 2004 for $225,000. No such reserve was recorded in the first quarter of fiscal year 2005

Interest. For the three months ended May 31, 2004, interest income decreased by $10,000 from the same period last year due to the impact that declining interest rates have on the amount we are able to earn on our cash balances as well as lower average cash balances. Interest expense increased by $1,000 for the same period due to an increase in the average amount of our debt balances, which are at fixed interest rates.

Income Taxes.  During the quarter ended May 31, 2003, an income tax benefit of $571,000 was recorded as a result of the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. In the third fiscal quarter of fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets. No income tax benefit has been provided during the quarter ended May 31, 2004. Recent net operating losses representing sufficient negative evidence require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reverse partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity for the three months ended May 31, 2004 was our cash balances and cash provided by issuing common stock in a private placement, which netted approximately $1.8 million in cash.

Net cash used by operating activities during the three months ended May 31, 2004 of approximately $0.9 million substantially consisted of the net loss offset by non-cash depreciation and amortization expense, an increase in accrued restructuring charges, collections of accounts receivable and a decrease in inventories. The reduction in accounts receivable and inventories are consistent with the decrease in net sales. Net cash provided by operating activities during the three months ended May 31, 2003 of approximately $0.5 million was substantially provided by non-cash depreciation and amortization expense, collections of accounts receivable, an increase in accrued expenses, and partially offset by the net loss, deferred taxes, and a reduction in accounts payable.

Net cash provided by investing activities for the quarter ended May 31, 2004 of $0.28 million consisted of cash proceeds of $0.31 million from the sale of assets related to the industrial, defense and aerospace product line, offset by new equipment purchases of $.04 million. Net cash used during the quarter ended May 31, 2003 of $0.97 million consisted of $0.59 million of new equipment purchases and $0.38 for marketing and manufacturing rights to an advanced imaging product. The Company expects that it may incur additional debt from capital leases with the acquisition of additional equipment during the next 12 months. The Company expects that it will not acquire more than $0.5 million in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements.”

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC’s industrial, defense and aerospace (IDA) memory product line. This product line accounted for $2,772,000 (or 14%) of net sales during fiscal year 2004 and $239,000 for the three months ended May 31, 2004. The agreement transferred all of our licensed rights to the technology, the product line, the inventory and certain assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined.

Net cash provided by financing activities for the quarter ended May 31, 2004 of $1.82 million consisted of net cash proceeds from the issuance of common stock totaling $1.86 million partially offset by principal payments on capital leases of $0.04 million. Cash used in financing activities of $0.09 million for the quarter ended May 31, 2003 consisted primarily of principal payments on capital leases.

On May 6, 2004, the Company completed a private placement of common stock of $2.0 million, which netted the Company approximately $1.8 million. DPAC issued approximately 2.48 million shares of common stock to the investors at $.805 per share, along with three sets of warrants.  The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share.  Of these Series A Warrants, 968,836 are called “Restricted” as they are not exercisable until six months shall have elapsed from May 5, 2004. The remaining Series A warrants are immediately exercisable. The Series B warrants expire 320 days after July 14, 2004 and are immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 of common stock at $1.07 per share that are not exercisable until six months have elapsed from May 5, 2004, and that will expire in five years. The warrants are callable by DPAC under certain conditions.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: expected life equal to the contract life of each warrant, 100% volatility and 3.7% risk-free interest rate for the Series A and placement agent warrants, and 94% volatility and 1.5% risk-free interest rate for the Series B warrants. This calculation resulted in the following valuations: $0.7 million for the Series A warrants, $0.24 million for the Series B warrants, and $0.14 million for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

As of May 31, 2004, our future commitments under capital leases through fiscal year 2007 were $0.41 Million. DPAC operates at leased premises in Southern California.

As discussed in Note 12 to the financial statements, we have $1.6 million of accrued restructuring charges at May 31, 2004, which will be paid in full by December 2006.

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, or up to a $1 million draw on a non-formulary basis, not to exceed $3.0 million. As of May 31, 2004, no amounts were outstanding and available borrowings were $1.0 million. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at May 31, 2004), expires in August 2004, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at May 31, 2004. Such covenants also restrict the Company’s ability to pay dividends on its common stock.

Management believes that our positive cash position, together with the proceeds from the sale of the stacking patents and the current credit facility, should be adequate to continue to implement management’s business plan and to meet our cash needs for at least the next twelve months. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions, an increase in manufacturing capabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See the discussion regarding “Cautionary Statements” under “Forward-Looking Statements” above.

As of May 31, 2004, expected future cash payments, related to contractual obligations were as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$411,000	$177,000	$234,000
Operating Lease Obligations	$908,000	$350,000	$558,000
Purchase Obligations	$512,000	$512,000	—
Severance Agreements	$1,568,000	$906,000	$662,000
Total	$3,399,000	$1,945,000	$1,454,000

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 17 through 19 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Management believes that as of May 31, 2004, there has been no material change to this information.

RISK FACTORS

Product Development and Technological Change

The wireless industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our wireless products will be subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or greater capacity as our technology. As a result, wireless products may have a product life of not more than one to three years.

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

Parts Shortages and Over-Supplies and Dependence on Suppliers

The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past and may in the future negatively affect our operations. We are dependent on a limited number of suppliers for wireless devices used in our products, and we have no long-term supply contracts with any of them.

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

Credit Risks and Dependence on Major Customers

We will be granting credit to customers in a variety of commercial industries.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required.  Estimated credit losses are provided for in the financial statements.  Prior years have had substantially large customers as part of the accounts receivable balance. During the three months ended May 31, 2004, sales to two major customers accounted for 40% and 12% of net sales. Accounts receivable from these two customers account for 13% of total net accounts receivable at May 31, 2004. During the three months ended May 31, 2003, sales to three major customers accounted for 28%, 22% and 21% of net sales. Accounts receivable from these three customers accounted for 62% of total net accounts receivable at May 31,2003.  Our inability to collect receivables from any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

The model for accounts receivable for wireless customers may change to a larger customer base and smaller average receivables.  Although we have a significant customer, many of our receivables may come from smaller, higher risk development companies.

Intellectual Property Rights

Our ability to compete effectively is dependent on our proprietary know-how, and technology. We have applied for one patent in the wireless area. There can be no assurance that our patent application will be approved or that any potentially issued patent will afford our products any competitive advantage. There also can be assurance that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The electronics and the wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

Management of New Product Introduction

Success of the Company’s plans will depend on the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. We may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

Our revenues will be adversely affected by the sale of the industrial, defense and aerospace product line as well as the sale of the LP memory business. The future revenues for DPAC will originate from the successful implementation of the wireless products and product lines. There is no assurance that this product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be affected by new product announcements or the success of our customer designing the product into their product line.

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

Variability of Gross Margin

Gross profit as a percentage of sales was 1% for the three months ended May 31, 2004 as compared to 23% for the three months ended May 31, 2003.  Any change in the gross margins can typically be attributed to the type of products, the revenue level, and the amount of purchased memory included in sales during the year as well as the amount of royalty income generated during the periods. As we market our products the product mix may be different and result in changes in the gross margin.

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

International Sales

The Company had export sales (primarily to Western European customers) accounting for approximately 16% and 24% of net sales for the three months ended May 31, 2004 and 2003. Foreign sales are made in U.S. dollars. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of our competitors may have the ability to manufacture competitive products in Asia at lower costs than we can manufacture them.

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer’s purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce any rights under such agreements and to collect damages, if awarded.  These factors could have a material adverse effect on our business, financial condition and results of operations.

Limited Experience in Acquisitions

We may pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or use other company assets available at the time of acquisition. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

Cyclical Nature of Wireless and Electronics Industries

The wireless and the electronics industry; is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

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

Goodwill Impairment

The Company currently reports as a single segment reporting company. We currently have goodwill recorded in the balance sheet as an asset relating to the single segment. The net realizable value on the carrying value of the goodwill is calculated based on the market capitalization of the company versus the assets and liabilities recorded. If the market capitalization of the Company is reduced, it may impair the carrying value of goodwill and the Company may experience a decrease in the carrying value of the goodwill. It is unknown if the market capitalization will continue to be sufficient and not impair the carrying value of the goodwill.

Geographic Concentration of Operation

For the wireless products none of our manufacturing operations are located in our facility in Garden Grove, California. Our wireless product line is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our sub-contractors operations and consequently harm our business, financial condition and results of operations.

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

DPAC’s future success depends, in part, upon ability to attract and retain highly qualified technical, sales, marketing and managerial personnel.  Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense.  Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability.  The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future.  If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and results of operations of DPAC could be materially and adversely affected.

Volatility and Stock Price Non-Compliance for Continued NASDAQ Listing

The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. These price fluctuations are often unrelated to the operating performance of the affected companies. Many technology companies, including us, have experienced dramatic volatility in the market prices of their common stock. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. We cannot be certain that the market price of our common stock will remain stable in the future. Our stock price may undergo fluctuations that are material, adverse and unrelated to our performance.

On June 21, 2004, we received a letter from The Nasdaq Stock Market indicating that our common stock (ticker: DPAC) had failed to meet one of Nasdaq’s continuing listing requirements—that the closing bid price be at least $1.00 per share. Our common stock is traded on the Nasdaq National Market. The reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter.

The Nasdaq letter informs us that there will be 180 days to regain compliance with this requirement, or until December 20, 2004. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to December 20, 2004. We hope we can regain compliance within the allowed period ending December 20, 2004. Additional time to regain compliance would be awarded us only if we were to meet The Nasdaq National Market (the “National Market”) initial listing criteria (as set forth in Marketplace Rule 4420), except for the bid price requirement. We would not presently satisfy all of the Nasdaq National Market’s initial listing criteria, which are much more stringent than the continuing listing criteria. By December 20, 2004, unless we regain compliance, the Nasdaq Staff will provide written notification that our common stock will be delisted or, at our request and under appropriate circumstances, moved to The Nasdaq SmallCap Market. It is unknown at this time if DPAC will be able to regain compliance in order to continue its common stock listing on the National Nasdaq market. Unless we regain compliance with all of the requirements for continued listing, we may have no alternative but to allow our common stock to be delisted.

Also, we may have as of May 31, 2004, fallen below the Nasdaq net tangible asset requirement, and we may also fall below other continued listing requirements. We also may be receiving notice from Nasdaq to that effect. Failure to cure such shortfall and any other noncompliance by December 20, 2004 could lead to delisting by Nasdaq.

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

ITEM 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 31, 2004, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology. The Complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation and rescission. The Complaint seeks a return of all moneys paid to ATS, actual damages, incidental and consequential damages, and for punitive and exemplary damages. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC.  The Cross-Complaint is for breach of contract, account stated, and reasonable value of goods and services.  On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division.  The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to ATS’ claims and intends to vigorously defend against those claims. This suit is in its initial stages and no estimate of any loss, if any, is presently determinable.

ITEM 2  -  Changes in Securities and Use of Proceeds

We sold 2,484,467 shares of Common Stock and Warrants to purchase up to 2,514,410 shares Common Stock to 13 institutional investors in a private placement on May 5, 2004.  The placement was not registered under the Securities Act of 1933 pursuant to the exemption in Section 4(2) and the safe-harbor provisions of Regulation D’s Rule 506 promulgated under Section 4(2). The Company has agreed to register the Common Stock and the underlying common stock related to the Warrants.  The aggregate offering price was $2 million in cash.  The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share.  968,836 of these Series A Warrants are called “Restricted Series A Warrants” on account of not becoming exercisable until six months shall have elapsed after May 5, 2004.  The Series B warrants expire 320 days after July 12, 2004 are exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent received Series C warrants that will expire in five years and are for approximately 238,000 shares at $1.07 per share.  The warrants are callable under certain conditions. The Company anticipates the use of the proceeds for general working capital.

ITEM 3  -  Defaults Upon Senior Securities

None

ITEM 4  -  Submission of Matters to a Vote of Security Holders

None

ITEM 5  -  Other Information

On June 23, 2004 we filed a registration statement on Form S-3 (Commission File Number 333-116758) to register 4,998,877 shares of Common Stock, some or all of which are to be offered by selling stockholders on a continuous basis from time to time after the registration statement is declared effective.  The registration statement was declared effective July 14, 2004.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K -

We furnished a Report on Form 8-K on April 21, 2004, filing under Items 7 and 12, the news release related to our earnings for the fourth quarter and year ended February 29, 2004 and the accompanying Condensed Balance Sheet Information (Unaudited) and Condensed Statement of Income (Unaudited).

We furnished a Report on Form 8-K on March 11, 2004, disclosing under Item 9, the settlement of the SimpleTech patent litigation.

We furnished a Report on Form 8-K/A on March 11, 2004, amending our Report on Form 8-K filed on March 9, 2004 and filing under Items 7 and 12, the news release announcing a halt to our DuraStack product development.

We furnished a Report on Form 8-K on March 9, 2004, filing under Items 7 and 9, the news release announcing a halt to our DuraStack product development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)

July 15, 2004	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early,
Chief Executive Officer

July 15, 2004	By:	/s/ WILLIAM M. STOWELL
Date		William M. Stowell,
Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.