Form 10-Q
period 2004-08-31
DPAC TECHNOLOGIES CORP
filed 2004-10-20
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of August 31, 2004 was 23,732,431

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

(Unaudited)

	August 31,	February 29,
	2004	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,600,974	$4,477,396
Accounts receivable, net	127,696	30,356
Inventories	79,500	36,800
Prepaid expenses and other current assets	299,464	323,065
Current assets of discontinued operations	1,183,654	1,746,933
Total current assets	6,291,288	6,614,550

PROPERTY, net	248,022	263,994
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	455,090	406,501
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,274,204

TOTAL	$11,523,121	$13,087,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$427,423	$335,937
Accrued compensation	277,449	217,488
Accrued restructuring costs - current	648,640	488,798
Other accrued liabilities	231,255	104,330
Current liabilities of discontinued operations	1,005,270	1,191,515
Total current liabilities	2,590,037	2,338,068

ACCRUED RESTRUCTURING COSTS, Less current portion	521,875	327,901
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	639,234	361,039

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock	27,322,275	25,517,837
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(22,252,001)	(18,158,576)
Net stockholders’ equity	7,771,975	10,060,962

TOTAL	$11,523,121	$13,087,970

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:		For the six months ended:
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003

NET SALES	$222,696	$—	$623,368	$—

COST OF SALES	202,090	—	559,156	—

GROSS PROFIT	20,606	—	64,212	—

COSTS AND EXPENSES:
Selling, general and administrative	1,323,724	908,969	2,395,507	1,679,319
Research and development	383,922	414,986	697,818	731,440
Restructuring charges	488,427	—	573,215	—
Total costs and expenses	2,196,073	1,323,955	3,666,540	2,410,759

LOSS FROM OPERATIONS	(2,175,467)	(1,323,955)	(3,602,328)	(2,410,759)

OTHER INCOME:
Interest income	7,829	12,954	15,292	30,493

LOSS BEFORE INCOME TAX BENEFIT	(2,167,638)	(1,311,001)	(3,587,036)	(2,380,266)

INCOME TAX BENEFIT	—	498,000	—	904,000

LOSS FROM CONTINUING OPERATIONS	$(2,167,638)	$(813,001)	$(3,587,036)	$(1,476,266)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	449,257	(278,261)	(506,389)	(547,562)

NET LOSS	$(1,718,381)	$(1,091,262)	$(4,093,425)	$(2,023,828)

NET GAIN (LOSS) PER SHARE:
Continuing Operations - Basic and diluted	$(0.09)	$(0.04)	$(0.16)	$(0.07)
Discontinued Operations - Basic and diluted	$0.02	$(0.01)	$(0.02)	$(0.03)
Net Loss - Basic and diluted	$(0.07)	$(0.05)	$(0.18)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,732,000	21,010,000	22,904,000	20,999,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31, 2004	August 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,587,036)	$(1,476,266)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	81,516	196,988
Deferred income taxes	—	(904,000)
Compensation expense associated with stock options	16,214	15,761

Changes in operating assets and liabilities:
Accounts receivable	(97,340)	—
Inventories	(42,700)	—
Other assets	(23,100)	169,565
Accounts payable	91,486	123,390
Accrued compensation	59,961	32,736
Accrued restructuring charges	353,816	—
Other accrued liabilities	126,925	129,300

Net cash used in operating activities	(3,020,258)	(1,712,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(67,432)	(27,131)
Acquired license agreement	—	(375,000)

Net cash used in investing activities:	(67,432)	(402,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,788,224	23,750

Net cash provided by financing activities	1,788,224	23,750

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,423,044	1,046,226

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,578	(1,044,681)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,477,396	8,197,144

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,600,974	$7,152,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,180	$16,495

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$385,961

On May 6, 2004, the Company sold its industrial, defense, and aerospace product line for $333,000 in cash. Included in the sale was net inventory of $148,000 and property with a net book value of $136,000.

One June 14, 2004, the Company sold its commercial memory stacking patents and patent applications and related excess inventory for $670,092 in cash.

See accompanying notes to condensed financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  - General Background

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“we,” “us,” “DPAC” or the “Company”) is a provider of wireless networking and connectivity products for machine-to-machine applications in the industrial, transportation, medical and other commercial markets.  Our product is designed to enable OEM equipment designers to incorporate wireless local area network (LAN) connectivity for data collection and/or control, into their device, instrument or equipment through the inclusion of the Company’s Wireless LAN Node Module.  The wireless product was introduced in September 2003 after an initial year of research and development. During fiscal 2005 we sold our legacy product lines. The Company previously performed memory stacking services for use in computer servers and communications equipment and produced similar stacked memory products for the industrial, defense and aerospace markets. See Note 3 for significant events associated with our legacy product lines. We are incorporated as a California corporation, which occurred on September 7, 1983. In August 2001, we changed our name from Dense-Pac Microsystems, Inc. to DPAC Technologies Corp.

NOTE 2  - Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of August 31, 2004 and for the three and six months ended August 31, 2004 and 2003, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC®, DPAC Technologies® and AirborneTM are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Operating results for the three and six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2005.

Some historical amounts have been reclassified to be consistent with the current financial presentation.

In August 2004, DPAC elected to apply and was approved for listing of its common stock (ticker: DPAC) on the Small Cap Market, in order to ensure the continuity of its Nasdaq listing after its stockholders’ equity balance had fallen below the $10 million level required for continued listing on the National Nasdaq Market.

On June 21, 2004, we received a letter from The Nasdaq Stock Market indicating that our common stock (ticker: DPAC) had failed to meet one of Nasdaq’s continuing listing requirements—that the closing bid price be at least $1.00 per share. The reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter.

The Nasdaq letter gives us 180 days to regain compliance, or until December 20, 2004. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to December 20, 2004. We hope to regain compliance within the allowed period ending December 20, 2004. Additional time to regain compliance would be awarded us only if we were to meet The Nasdaq Small Cap Market (the “Small Cap Market”) initial listing criteria (as set forth in Marketplace Rule 4420), except for the bid price requirement. We would presently satisfy all of the Nasdaq Small Cap Market’s initial listing criteria (with the allowed exception of bid price), and therefore believe we could be eligible to be granted additional time to try to regain compliance, subject to the wide discretion of The Nasdaq Stock Market to decline for reasons of protecting the integrity of the Small Cap Market.  If, however, we were to fail to meet all of the Small Cap Market initial listing requirements (with the exception of bid price) on December 20, 2004, the Nasdaq staff will provide written notification that our stock will be delisted. It is unknown at this time if DPAC will be able to regain compliance with the minimum bid price requirement in order to continue its common stock listing on the Nasdaq Small Cap market within the additional time allowed to regain compliance, and, if not, we would during the additional time allowed, if any, be required by the applicable rules and conditions of listing to formulate a plan to increase the bid price per listed share, ordinarily by conducting a reverse stock split.

NOTE 3 – Liquidity

The Company has experienced losses for the last eight quarters. However, at August 31, 2004, the Company had cash and cash equivalents of $4.6 million, working capital of $3.7 million and a current ratio of 2.4 to 1. This compares to a cash balance of $4.5 million, working capital of $4.3 million and a current ratio of 2.8 to 1 at February 29, 2004.

In order to meet its ongoing obligations for the next four quarters the Company is dependent on its current cash balances, approximately $300,000 received in September 2004 from the sale of production assets, approximately $200,000 expected to be generated from the reduction of working capital from discontinued operations, approximately $250,000 in cash to be received from the sale of the Digivision product license in the current quarter, future contingent consideration to be received from the sale of the IDA product line, if any, and the current credit facility. As further discussed in Note 4, management has made significant efforts during the last two quarters to reduce the use of cash.  Management’s business plan for the remainder of fiscal year 2005 and fiscal year 2006, anticipates a substantial increase in revenues generated from the sale of AirborneTM products expected to result from completion of design activities by its customers and a shift to production quantities from prototype and pre-production quantities.  Should revenues from the introduction of the Airborne product line increase more slowly than anticipated, or should such revenue fail to reduce losses from the levels experienced in previous quarters, the Company will have to reduce the pace of its sales and product development efforts or it may find it necessary to seek additional equity or other types of financing as a means to continue its current operations and business development plans.

NOTE 4  - Discontinued Operations

As a result of the significant decline in the demand for the Company’s existing stacking products experienced during fiscal year 2004, in the second half of fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line.

On June 14, 2004, DPAC reached an agreement with Staktek Group L.P., a subsidiary of Staktek Holdings, Inc. to sell it DPAC’s memory stacking patent and patent applications associated with its commercial product line and related excess inventory for $670,000 in cash. Under the agreement, DPAC continued to accept agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were scheduled for shipment no later than August 6, 2004. In conjunction with the sale, the Company’s memory stacking product line was discontinued. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.86 million (or 76%) of the Company’s net sales for the six months ended August 31, 2004.

Discontinuing the Company’s memory stacking product line in the second quarter of fiscal year 2005 culminated the Company’s restructuring efforts. Accordingly, the Company planned to shut down its in-house manufacturing, dispose of all related manufacturing equipment and vacate the portion of its leased facility utilized for manufacturing purposes. We expect the completion of the shutdown of the manufacturing process and the liquidation of the related assets to be completed during the third quarter of fiscal year 2005.

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp. to sell DPAC’s industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $0.33 million in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company’s net sales during fiscal year 2004 and $0.58 million (or 11%) of the Company’s net sales for the six months ended August 31, 2004. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company’s manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005.

In accordance with SFAS no. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” both the IDA and memory stacking product lines are classified as discontinued operations beginning in the second quarter of fiscal 2005, and the related financial results are reported separately as discontinued operations for all periods presented. Certain financial information regarding these product lines included in discontinued operations is set forth below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Revenue	$2,582,489	$4,400,432	$4,441,766	$9,563,095
Loss from discontinued operations	(220,835)	(449,261)	(1,227,081)	(883,562)
Gain on the sale of assets	670,092	—	720,692	—
Gain (loss) from discontinued operations, net of tax effect	$449,257	$(278,261)	$(506,389)	$(547,562)

	August 31, 2004	February 29, 2004

Accounts receivable, net	$852,578	$1,351,950
Inventories	—	394,983
Property, net	331,076	1,274,204
Total assets	$1,183,654	$3,021,137

Current portion of capital leases	$141,882	$160,081
Accounts payable & accrued expenses	296,192	867,832
Accrued restructuring costs - current	567,196	83,418
Deferred revenue	—	80,184
Total current liabilities	1,005,270	1,191,515
Accrued restructuring costs- long term	450,033	106,979
Capital leases, net of current portion	189,201	254,060
Total Liabilities	$1,644,504	$1,552,554

During the quarter ended August 31, 2004, the Company recorded net restructuring charges related to discontinued operations of $0.4 million, which included severance charges of $0.1 million and a reserve for vacated excess facilities of $0.3 million. The severance charges are the result of a reduction in workforce of 10 individuals. The accrued severance charges are payable over the period ending December 31, 2006.

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during the six months ended August 31, 2004 is as follows:

	Employee Severance	Facilities	Lease Termination	Total
Balance at 2/29/04	$90,397	$—	$100,000	$190,397
Amounts expensed	764,613	—	—	764,613
Amounts paid	(84,211)	—	(30,000)	(114,211)
Balance at 5/31/04	770,799	—	70,000	840,799
Amounts expensed	99,819	295,000	—	394,819
Amounts paid	(188,389)	—	(30,000)	(218,389)
Balance 8/31/04	$682,229	$295,000	$40,000	$1,017,229

All of the charges reflected in the above table are included in gain or loss from discontinued operations in the accompanying financial statements. No additional impairment or restructuring charges are anticipated beyond those incurred in the quarter ended August 31, 2004.  Refer to Note 12 for a summary of restructuring charges affecting continuing operations.

NOTE 5 –Stock Based Compensation

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

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended August 31,		For the six months ended August 31,
Assumptions	2004	2003	2004	2003

Expected life – months	35	39	35	39
Stock volatility	98%	103%	98%	103%
Risk-free interest rate	3.2%	4%	3.2%	4%
Dividends during the expected term	None	None	None	None

The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s results would have been as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2004	2003	2004	2003
Loss from continuing operations:
As reported	$(2,167,638)	$(813,001)	$(3,587,036)	$(1,476,266)

Add: Stock-based compensation expense included in reported net income	16,214	9,004	16,241	9,772
Deduct: Total stock-based compensation determined under fair value based method for all awards	(197,669)	(239,644)	(366,416)	(467,332)
Pro forma net loss from continuing operations	$(2,349,093)	$(1,043,641)	$(3,937,211)	$(1,933,826)

Loss per share from continuing operations as reported:
Basic and Diluted	$(0.09)	$(0.04)	$(0.16)	$(0.07)

Pro forma loss per share from continuing operations:
Basic and Diluted	$(0.10)	$(0.05)	$(0.17)	$(0.09)

NOTE 6 - Concentration of Customers

As discussed in Note 3, the Company has sold its patents associated with its memory stacking product line which resulted in the discontinuance of that product line effective August 6, 2004.  The Company has and will have customers ranging from large OEM’s to startup operations.  We have had limited prior collections experience with most of our customers.  Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 7  - Bank Credit Facility

The Company extended its bank credit facility until December 2004, providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2.0 million. Prior to the extension the facility provided for borrowings up to $3.0 million or up to a $1 million draw on a non-formulary basis. As of August 31, 2004, no amounts were outstanding and available borrowings were approximately $500,000, based on eligible accounts receivable. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at August 31, 2004), expires in December 2004, and is collateralized by all of the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at August 31, 2004. Such covenants also restrict the Company’s ability to pay dividends on its common stock.

NOTE 8  - Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the six- months ended August 31, 2004:

	Number of	Exercise Price	Number of
	Shares	Per Share	Options Exercisable
Balance, February 29, 2004	3,788,845	$0.94 - $7.56	2,672,245

Granted	918,000	$0.35 - $1.37
Exercised	(5,000)	$1.00 - $1.00
Cancelled	(302,725)	$0.94 - $6.00
Balance, August 31, 2004	4,399,120	$0.35 - $7.56	3,291,315

At August 31, 2004, a total of 3,092,800 shares were available for future grants under all of the Company’s stock option plans. Included in the balance of 4,399,120 options outstanding are 2,260,750 options held by former employees.

NOTE 9 – Net Loss Per Share

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

The table below sets forth the reconciliation of the denominator of the loss per share calculations:

	Three months ended August 31,
	2004	2003
Shares used in computing basic net loss per share	23,732,000	20,010,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	23,732,000	20,010,000

	Six months ended August 31,
	2004	2003
Shares used in computing basic net loss per share	22,904,000	20,999,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	22,904,000	20,999,000

(1)          Potential common shares of 10,000 and 24,000 have been excluded from diluted weighted average common shares for the three and six month periods ended August 31, 2004 and 188,000 and 174,000 have been excluded from diluted weighted average common shares for the three and six month periods ended August 31, 2003, as the effect would be anti-dilutive.

(2)          Excluded from the diluted weighted average common shares for the three and six month periods ended August 31, 2004, are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005. These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the referenced periods. There were no warrants outstanding as of August 31, 2003.

The number of shares of common stock, no par value, outstanding as of August 31, 2004 was 23,732,431.

NOTE 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company reports as a single segment.

NOTE 11 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the year ended February 29, 2004 and the first six months ended August 31, 2004, the Company established a full valuation allowance associated with its net deferred tax assets.

The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results shall have sufficiently improved to support realization of our deferred tax assets.

NOTE 12 – Private Placement of Common Stock

On May 6, 2004, the Company completed a private placement of approximately 2.5 million shares of common stock for net proceeds of approximately $1.8 million. In conjunction with the sale of stock, the Company issued warrants to purchase additional common stock. The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share.  Of these Series A Warrants, 968,836 are called “Restricted” as they are not exercisable until November 5, 2004. The remaining Series A warrants are immediately exercisable. The Series B warrants expire 320 days after July 14, 2004 and are immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 shares of common stock at $1.07 per share that are not exercisable until November 5, 2004, and that will expire in five years. The warrants are callable by DPAC under certain conditions.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions:

(a) expected life equal to the contract life of each warrant,

(b) 100% volatility and 3.7% risk-free interest rate for the Series A and placement agent warrants, and

(c) 94% volatility and 1.5% risk-free interest rate for the Series B warrants.

This calculation resulted in the following valuations: $0.7 million for the Series A warrants, $0.24 million for the Series B warrants, and $0.14 million for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

NOTE 13 – Restructuring Costs

As a result of the significant decline in the demand for the Company’s stacking products experienced during fiscal year 2004, in the second half of fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

During the quarter ended August 31, 2004, the Company recorded net restructuring charges affecting continuing operations of $0.49 million, which are comprised of severance charges as the result of a reduction in workforce of 3 individuals, including the Company’s CFO. The accrued severance charges are payable over the period ending December 2006.

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during the six months ended August 31, 2004 is as follows:

Employee Severance
Balance at 2/29/04	816,699
Amounts expensed	84,788
Amounts paid / incurred	(104,360)
Balance at 5/31/04	797,127
Amounts expensed	488,427
Amounts paid / incurred	(115,039)
Balance 8/31/04	1,170,515

All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 3 for a summary of the restructuring charges affecting discontinued operations.

NOTE 14 – Commitments and Contingencies

Legal Proceedings

On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology.  The

Complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation and rescission. The Complaint seeks a return of all moneys paid to ATS of $408,000, actual damages, incidental and consequential damages, and punitive and exemplary damages in excess of $3.6 million. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC.  The Cross-Complaint is for breach of contract for a stated amount of $492,000, and reasonable value of goods and services in excess of $800,000. On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division.  The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to ATS’ claims and intends to vigorously defend itself against those claims. This suit is currently scheduled for trial in September 2005.

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

Other Contingent Contractual Obligations

Over time, the Company has made and continues to make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: indemnities to past, present and future directors, officers, employees and other agents pursuant to the Company’s Articles, Bylaws, resolutions, agreements or otherwise; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; and indemnities involving the accuracy of representations and warranties in certain contracts. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the future payments that the Company could potentially be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. Product warranty costs have not been significant.  The Company has had limited warranty-related experience with its the Airborne™ products.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf.  Factors that could cause or contribute to such differences include those discussed in the

Company’s Annual Report on Form 10-K for the year ended February 29, 2004 as filed with the Securities and Exchange Commission on June 1, 2004, as well as those discussed in this Item or elsewhere herein. We undertake no obligation to publicly release the result of any revisions to our forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operating Losses

Our results of operations over the recent past have been losses. The primary factors that may in the future affect our results of operations include the timing of our customers initiating production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of our products, decreases or increases in the costs of the components of our products, market acceptance of new products and enhanced versions of our products, our competitors’ selling products that compete with our products at lower prices or on better terms than we sell our products, delays in our introduction of new products or software bugs arising from our making enhancements to existing products, manufacturing inefficiencies, competition from new wireless products using newer technology, and challenges managing production from overseas suppliers.

Our operating results will be materially affected by our sale of the industrial, defense and aerospace product line as well as the sale of the LP memory stacking business. These two legacy product lines accounted for approximately $19.5 million (99%) of fiscal year 2004 net sales. The future revenues for DPAC will originate from the successful implementation of the Airborne wireless products and new product lines. There is no assurance that this product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be affected by the length of time it may take our customers in designing our Airborne product into their product lines and introducing their products.  In addition, our revenues are ultimately limited by the success of our customers’ products in relation to their competition.

Our operating results may also be affected by the timing of new product announcements and releases by our competitors, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of our inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in our targeted markets, and expenses associated with acquisitions. In particular, declines in 802.11 standard or similar technology prices could affect the valuation of our inventory, the pricing of services, which could result in adverse changes in our business, financial condition and results of operations

Sales of our individual products and product lines toward the end of a product’s life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. We have experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product-selling prices or decreasing demand, we could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, we have had to write-down and write-off excess or obsolete inventory. To the extent that we are unsuccessful in managing product transitions, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, our customers may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with customers purchasing strategies, we may experience significant fluctuations in demand from our customers. Such fluctuations could cause a significant increase in demand that could exceed our suppliers’ production capacity and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant delay or reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition.  We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of good future performance. Due to the foregoing factors, it is likely that from time to time our operating results will be below the expectations of investors. In such events, the market price of our Common Stock or other securities would be materially and adversely affected.

RESULTS OF OPERATIONS

During the second quarter of fiscal year 2005, the Company announced the sale of DPAC’s packaged stacking patents and patent applications, which agreement included the provision that DPAC not ship any related stacking products after August 6, 2004. In the first quarter of fiscal year 2005, the Company announced the sale of certain of the industrial, defense and aerospace product line. Revenues from both of these products lines are included in discontinued operations for all periods presented in these financial statements. Any future revenues associated with these product lines, including royalty revenues, will be classified as being from discontinued operations.

Subsequent to August 2004, we anticipate the Company’s revenue source from continuing operations will be sales of its AirborneTM wireless products.

Three Months Ended August 31, 2004 and 2003

Net Sales. Net sales for the quarter ended August 31, 2004 of $0.2 million consisted of sales of evaluation kits, prototype units and pre-production quantities of the Company’s AirborneTM wireless product line. This compares to no sales in the same period in the prior fiscal year, a period in which the wireless product was still in a development stage.

Gross Profit. Gross profit for the quarter ended August 31,2004 was $0.02 million (or 10% of sales), as compared to none in the same period in the prior fiscal year when we had no sales of the Airborne wireless product.  Gross margins are lower than we would be expecting in the future due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments.  Our gross margins may be expected to increase as our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of cost.  See “Forward-Looking Statements.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million (or 46%) in the second quarter of fiscal year 2005 to $1.3 million from $0.9 million in the second quarter of the prior fiscal year. The increase is primarily related to increased spending on sales and marketing efforts to launch the Airborne wireless product line, which included expenditures for participating in trade shows, print advertising, web-site development and advertising, and increase sales and marketing personnel. We also incurred additional expenses on recruiting efforts during the quarter.

Research and Development.  Research and development expenses for the quarter ended August 31, 2004 of $0.38 million decreased by $0.03 million or 7% from $0.41 million in the second quarter of the prior fiscal year. The decrease in absolute dollars spent on research and development primarily is due to the shift of the Airborne product line to a production environment from a full development environment. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

Interest. For the three months ended August 31, 2004, interest income decreased by $5,000 from the same period last year due to lower average cash balances available to earn interest.

Income Taxes.  During the quarter ended August 31, 2003, an income tax benefit of $0.5 million was recorded as a result of the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. In the third fiscal quarter of fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets. No income tax benefit has been provided during the quarter ended August 31, 2004. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the second quarter ended August 31, 2004 was $0.45 million compared to a net loss of $0.28 million for the same period in the prior fiscal year. The gain in the current fiscal period included a gain from operations of $0.17 million, restructuring costs of $0.39 million, and a gain of $0.67 million on the sale of the stacking technology and excess inventory during the quarter. The prior year quarter included a loss from operations of $0.45 million offset by a tax benefit of $0.17 million.

Six Months Ended August 31, 2004 and 2003

Net Sales. Net sales for the six months ended August 31, 2004 of $0.6 million consisted of sales of evaluation kits, prototype units and pre-production quantities of the Company’s AirborneTM wireless product line, including an engineering development contract of $0.15 million. This compares to no sales in the same period in the prior fiscal year, a period in which the wireless product was still in development.

Gross Profit. Gross profit for the six months ended August 31, 2004 of $0.06 million (or 10% of sales), as compared to zero gross profit in the same period of the previous fiscal year, as there was no revenue during that period. Gross margins are lower than may be expected in the future due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments.  Our gross margins may be expected to increase as our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of cost.  See “Forward-Looking Statements.”

Selling, General and Administrative Expenses. For the six months ended August 31, 2004, selling, general and administrative expenses of $2.4 million increased by $0.7 million or 42% from $1.7 million for the same period in the previous fiscal year. The increase is due to increased spending on sales and marketing efforts related to launching the Airborne wireless product line, which includes expenditures for participating in trade shows, print advertising, web development and advertising, and increased headcount of sales and marketing personnel.

Research and Development. Research and development expenses for the six months ended August 31, 2004 of $0.7 million decreased by $0.03 million or 4% from $0.73 million in the second quarter of the prior fiscal year. The decrease in research and development expense is primarily due to the shift of the Airborne product line to a production environment from a full development environment. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

Interest. Interest income decreased by $15,000 for the six months ended August 31, 2004 from the same period in the prior fiscal year due lower average cash balances available to earn interest.

Income Taxes. During the six months ended August 31, 2003, an income tax benefit of $0.9 million was recorded as a result of the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. In the third fiscal quarter of fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets. No income tax benefit has been provided during the six months ended August 31, 2004. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The net loss from discontinued operations for the six months ended August 31, 2004 was $0.5 million as compared to a net loss of $0.55 million for the same period in the prior fiscal year. The net loss in the current fiscal period consisted of a loss from operations of $1.2 million, including restructuring costs of $1.1 million, which were partially offset by a gain of $0.7 million on the sale of memory stacking technology, including excess inventory, and the IDA product line during the period. The net loss from discontinued operations for the six months ended August 31, 2003 of $0.55 million consisted of a loss from operations of $0.88 million, including a reserve for settlement of a patent infringement litigation of $0.75 million, partially offset by an income tax benefit of $0.33million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of operating capital for the six months ended August 31, 2004 was our cash balances, cash provided by issuing common stock in a private placement which netted approximately $1.8 million in cash, and cash of $1.0 million generated from the sale of the memory stacking technology and IDA product lines.

Net cash used in operating activities during the six months ended August 31, 2004 of approximately $3.0 million consisted of the net loss from continuing operations of $3.6 million partially offset by non-cash depreciation and amortization expense and an increase in accrued operating liabilities.  The net loss for continuing operations includes $0.57 million for severance costs.  Net cash used in operating activities during the six months ended August 31, 2003 of approximately $1.7 million consisted of the net loss from continuing operations of $1.5 million and deferred income taxes of $0.9 million, partially off-set by non-cash depreciation and amortization expense and an increase in accrued operating liabilities.

Net cash used in investing activities for the six months ended August 31, 2004 of $0.07 million consisted of equipment purchases. Net cash used in investing activities for the six months ended August 31, 2003 consisted primarily of a technology license purchase. The Company expects that it will not acquire more than $0.3 million in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements.”

On June 14, 2004, DPAC reached an agreement with Staktek Group L.P., a subsidiary of Staktek Holdings, Inc. to sell DPAC’s memory stacking patent and patent applications associated with its commercial product line and related excess inventory for $0.67 million in cash. Under the agreement, DPAC continued to accept agreed upon orders for LP Stacks ™ subject to material and capacity availability through July 30, 2004 and all orders were scheduled for shipment no later than August 6, 2004. In conjunction with this sale, the Company’s commercial product line was discontinued in August 2004. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.86 million (or 76%) of the Company’s net sales for the six months ended August 31, 2004.

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp., a California Corporation, to sell certain of DPAC’s industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $0.33 million in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. This entire product line accounted for $3.2 million (16%) of the Company’s net sales during fiscal year 2004 and $0.58 million (or 11%) of the Company’s net sales for the six months ended August 31, 2004.

Net cash provided by financing activities of $1.8 million and $0.02 million for the six months ended August 31, 2004 and 2003, respectively, was from the issuance of shares of the Company’s common stock.

On July 9, 2004, DPAC completed an agreement with DigiVision, Inc. to sell the exclusive marketing and manufacturing rights for the Advanced Targeting Forward Looking Infrared (AT-FLIR) advanced imaging system. DPAC originally acquired the rights from DigiVision in June of 2003. Under the agreement, DPAC is to receive a percentage of the selling price on future orders for the AT-FLIR product up to a maximum consideration of $375,000, equal to the amount originally paid by DPAC for the license.

As of August 31, 2004, our future commitments under capital leases through fiscal year 2007 were $0.36 Million. DPAC operates at leased premises in Southern California.

As of August 31, 2004, expected future cash obligations, related to contractual agreements were as follows:

	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$362,000	$160,000	$202,000
Operating Lease Obligations	$809,000	$322,000	$487,000
Purchase Obligations	$458,000	$458,000	—
Severance Agreements	$1,853,000	$1,062,000	$791,000
Total	$3,482,000	$2,002,000	$1,480,000

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2.0 million. As of August 31, 2004, no amounts were outstanding and available borrowings were approximately $500,000 based on eligible accounts receivable. The credit facility bears interest at the bank’s prime rate plus 0.5% (4.5% at August 31, 2004), expires in December 2004, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at August 31, 2004. Such covenants also restrict the Company’s ability to pay dividends on its common stock.

Management believes that our positive cash position, together with proceeds of approximately $300,000 received in September 2004 from the sale of production assets, approximately $200,000 expected to be generated from the reduction of working capital from discontinued operations, approximately $250,000 in cash to be received from the sale of the Digivision product license in the current quarter, future contingent consideration to be received from the sale of the Industrial, Defense and Aerospace (“IDA”) product line and the current credit facility will be adequate to continue to maintain liquidity for the next twelve months.  Management’s business plan anticipates a substantial increase in the amount of revenues generated from the sale of AirborneTM products over the next few quarters expected to result from completion of design activities by its customers and a shift to production quantities from prototype and pre-production quantities.  Should these revenues from the introduction of the Airborne product line increase more slowly than anticipated, or should the Company’s revenue stream fail to reduce losses from the levels experienced in the past two quarters, the Company may find it necessary to seek additional equity financing or other financing as a means to continue to implement our plans.  There can be no assurance that additional financing would be available if and when needed on terms favorable to the company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders.  Alternatively, or in addition, we may at some point determine to reduce the pace or scope of our sales, marketing and product development activities and overhead expenses in order to reduce cash usage to a self-sustaining rate.  Since the Company’s business involves the sale of a new product into a new marketplace, there is no history upon which to base our expectations for the timing and volume of revenues.  The actual amount and timing of working capital requirements in future periods may vary significantly depending on many factors, including but not limited to future revenues.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 17 through 19 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Management believes that as of August 31, 2004, there has been no material change to this information.

RISK FACTORS

Please read and consider all of the factors mentioned in the following pages.  We describe these factors because they could be very material to the Company’s results.  All of the beliefs and oral statements that we or our directors, officers or agents have made, make herein, or may hereafter make about the Company’s present or future prospects are hereby qualified in their entirety by the additional statement that each of these beliefs and statements is subject to material changes over time and at any time on account of each of these risks and uncertainties:

Product Development and Technological Change

We are selling a product that becomes incorporated into a larger product that is sold to an end user.  The design of the larger product, and the key decision concerning to include our product therein, is the responsibility of another company, and our progress cannot exceed the pace of our own customers’ progress between design and manufacturing of the larger product.  Also, our customers’ plans can change due to causes related to the customer’s situation and may be beyond our control.  Our customers’ design program for the larger products could end suddenly and without notice.  The cost to us of the sales and design effort makes every potential customer very important.

Insofar as reasonably possible, we are planning to sell the product as we currently have available; however, actual and potential customers may require us to design a customized product.  This can be costly whether or not it results in sales.  The wireless industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Wireless products we make will be subject to obsolescence or price erosion.  As a result, wireless products we develop should have a product life of not more than one to three years.  A more sudden change in market preferences is possible.

Our future success depends on our ability to market, sell and make our new Airborne™ wireless products.  As and when we think it necessary, we may from time to time want to produce enhancements to keep up with technological advances or to meet customer needs. Any failure by us to anticipate or respond adequately to new developments and customer requirements, or any significant delays in product development, firmware or software development, or introduction of wireless technologies could make an introduction of new products financially unsuccessful. There can be no assurance that we will be successful in planned product development or marketing efforts, or that we will have adequate financial or technical resources for planned product development and promotion.

Uncertainty of Market Acceptance of New Product

The introduction of new products, such as our product for the wireless marketplace, could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes, inventory and marketing. The amount of funding than we have available to us may not be sufficient. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition.

We are inexperienced in the wireless industry, and our plans in that industry are unproven.  Our current management does not have a great deal of experience in marketing and selling the Airborne™ product.

We have limited marketing capabilities and resources and are dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of our products. There can be no assurance that our product will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Non-Compliance for Continued NASDAQ Listing

Our common stock is traded on the Nasdaq SmallCap Market. Continued listing is subject to meeting various numeric requirements.  Our listing could lapse on short notice for reasons that may be beyond our control.

On June 21, 2004, we received a letter from The Nasdaq Stock Market indicating that our common stock (ticker: DPAC) had failed to meet one of Nasdaq’s continuing listing requirements—that the closing bid price be at least $1.00 per share. The reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter. The Nasdaq letter informs us that there will be 180 days to regain compliance with this requirement, or until December 20, 2004. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to December 20, 2004.  Additional time to regain compliance would be awarded us only if we were then to meet The Nasdaq SmallCap Market (the “Small Cap Market”) initial listing criteria (as set forth in Marketplace Rule 4420), except for the bid price requirement. By December 20, 2004, unless we regain compliance with the $1.00 minimum bid price requirement, the Nasdaq Staff will provide written notification that our common stock will be delisted or, at our request and under appropriate circumstances, providing us with one additional compliance period of 180 days. Unless we regain compliance with all of the requirements for continued listing, we may have no alternative but to allow our common stock to be delisted, which could materially and adversely affect the liquidity of the trading market.  Also, we may also fall below other numerical listing requirements. Failure to cure such shortfall and any other noncompliance by December 20, 2004 could lead to delisting by Nasdaq.  Any extension of the compliance period could be conditioned upon our committing to take action, such as a reverse stock split, in order to try to cause our minimum bid price to exceed $1.00.  A reverse stock split is not guaranteed to increase the bid price.

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

In order to achieve high volume production, we will need to out-source production to third parties or enter into licensing arrangements and be successful in the management of sub-contractors.  Due to the cyclical nature of these industries and competitive conditions, we, or our sub-contractors, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations.

Credit Risks

We will be granting credit to customers in a variety of commercial industries.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required.  Estimated credit losses are provided for in the financial statements.  Prior years have had substantially large customers as part of the accounts receivable balance. During the three and six months ended August 31, 2004, sales to one major customer accounted for 63% and 53% of net sales. Accounts receivable from this customer account for 39% of total net accounts receivable at August 31, 2004. During the three and six months ended August 31, 2003, sales to three major customers accounted for 53%, 12% and 14%, and 23%, 23% and 30%, respectively, of net sales. Accounts receivable from these three customers accounted for 53% of total net accounts receivable at August 31, 2003. Our inability to collect receivables from any of our significant customers could have a material adverse effect on our business, financial condition, and results of operations.  The model for accounts receivable for wireless customers may be substantially different than that of the customers that purchased our legacy products. Many of our wireless receivables may come from smaller, higher risk companies.

Intellectual Property Rights

Our ability to compete effectively is dependent on our proprietary know-how and technology. We primarily depend on maintaining the confidentiality of our trade secrets in order to protect our products from competition.  Our trade secrets are subject to inadvertent or intentional disclosure, which could destroy or diminish the protection of our trade secrets.  We have applied for one patent in the wireless area. There can be no assurance that our patent application will be approved or that any potentially issued patent will afford our products any competitive advantage. Our intellectual property rights could from time to time be challenged or circumvented by third parties.  Patents issued to others may also adversely affect the commercialization of our present or future products.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our product. The electronics and the wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

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

Our historic sources of revenues have been substantially eliminated by our sale of our legacy industrial, defense and aerospace product line as well as the sale of our legacy LP memory business. The future revenues for DPAC will depend on a successful implementation of the wireless products and future product lines. There is no assurance that the Airborne product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be adversely affected by competitors’ new product announcements or the challenges of our customers’ designing the Airborne product into their product lines.

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

Variability of Gross Margin

Gross profit as a percentage of sales was 9% for the three months ended August 31, 2004 and 10% for the six months ended August 31, 2004.  Any change in the gross margins can typically be attributed to the revenue level. As we market our products the product mix may be different and result in changes in the gross margin.

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

International Sales

The Company expects to sell its Airborne wireless products internationally. Foreign sales are made in U.S. dollars. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of our competitors may have the ability to manufacture competitive products in Asia at lower costs than we can manufacture them.

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customers’ purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce any rights under such agreements and to collect damages, if awarded.  These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Additional Capital Funding Could Impair Value of DPAC Common Stock

We anticipate that we may need to raise additional equity capital, possibly through public or private equity offerings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to continue to develop or enhance our product, take advantage of current or future opportunities or respond to competitive pressures or customer requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution.  Any new issuance of equity securities may have greater rights, preferences or privileges than our existing common stock.  Our authorized capital stock includes preferred stock that can be issued with various rights, preferences and privileges that are senior to our common stock, and such preferred shares may be issued in the discretion of the Board of Directors and without a vote by the shareholders.

Goodwill Impairment

The Company currently reports as a single segment reporting company. We currently have goodwill recorded in the balance sheet as an asset relating to the single segment. The net realizable value on the carrying value of the goodwill is calculated based on the fair value of the company versus the assets and liabilities recorded. If the fair value of the Company is reduced, it may impair the carrying value of goodwill and the Company may experience a decrease in the carrying value of the goodwill. It is unknown if the fair value will continue to be sufficient and not impair the carrying value of the goodwill. Because the Company sold two of its significant product lines in the second quarter of fiscal year 2005, the Company conducted an analysis its fair value in accordance with SFAS 142, Goodwill and Other Intangible Assets, to determine if any potential impairment of goodwill had occurred. The Company determined that the fair value of the Company was sufficient to warrant the valuation of goodwill and that no impairment had occurred. If the Company is not able to achieve its growth and profitability objectives for the Airborne wireless product line, the goodwill could become impaired in the future.

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

Volatility and Stock Price

The trading volume of our common stock has been somewhat sporadic in recent months.  This can create an illiquid market in which any sales or purchases have a noticeable affect on the price of the stock.  It may be difficult for an investor to dispose of a position in the common stock.

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

ITEM 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only partial assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2004, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  At the end of the second quarter of fiscal year 2005, the Company combined the Chief Financial Officer and Controller positions. New internal control procedures have been implemented after the quarterly period covered by this report; accordingly, certain internal control duties and responsibilities that we formerly divided between the Chief Financial Officer and Controller have been reallocated among other existing administrative personnel.  We made these changes in order to maintain the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology. The Complaint alleges breach of contract, fraud by failure to disclose and active concealment, negligent misrepresentation giving rise to rescission rights. The Complaint seeks a return of all moneys paid to ATS, actual damages, incidental and consequential damages, and for punitive and exemplary damages. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC.  The Cross-Complaint is for breach of contract, account stated, and reasonable value of goods and services.  On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division.  The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to ATS’ claims and intends to vigorously defend against those claims. This suit is in its initial stages and no estimate of potential loss, if any, is presently determinable.

ITEM 2  -  Changes in Securities and Use of Proceeds

We sold 2,484,467 shares of Common Stock and Warrants to purchase up to 2,514,410 shares Common Stock to 13 institutional investors in a private placement on May 5, 2004.  The placement was not registered under the Securities Act of 1933 pursuant to the exemption in Section 4(2) and the safe-harbor provisions of Regulation D’s Rule 506 promulgated under Section 4(2). The Company on July 12, 2004 registered for resale the Common Stock and the underlying common stock related to the Warrants pursuant to the Securities Act of 1933 on a Form S-3.  The aggregate offering price was $2 million in cash.  The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock at $1.24 per share.  968,836 of these Series A Warrants are called “Restricted Series A Warrants” on account of not becoming exercisable until November 11, 2004, when six months shall have elapsed after May 5, 2004.  The Series B warrants expire May 30, 2005, which is 320 days after July 14, 2004 and are exercisable for approximately 1.03 million additional shares of common stock $.97 per share. The placement agent received Series C warrants that will expire in five years and are for approximately 238,000 shares at $1.07 per share.  The warrants are callable under certain conditions. The Company has used the proceeds for working capital.  Any future proceeds received upon an exercise of outstanding warrants would be used for working capital or other general corporate purposes.

ITEM 3  -  Defaults Upon Senior Securities

None

ITEM 4  -  Submission of Matters to a Vote of Security Holders

None

ITEM 5  -  Other Information

On June 23, 2004 we filed a registration statement on Form S-3 (Commission File Number 333-116758) to register 4,998,877 shares of Common Stock, some or all of which are to be offered by selling stockholders on a continuous basis from time to time after the registration statement is declared effective.  The registration statement, as amended, was declared effective July 14, 2004. Post-effective amendment number one to the registration statement was declared effective on August 7, 2004. The registration statement was filed pursuant to the terms of the private placement on May 5, 2004 as described in Item 2.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

10.6.2                  Silicon Valley Bank – Amendment to Loan and Security Agreement

31.1                           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1                           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K -

We filed a Report of Form 8-K on September 1, 2004, reporting under Items 1.02; 2.01; 2.05; 5; and 9 information concerning completion of the previously announced disposal of our memory stacking operations, the election of a new Chief Financial Officer, and the departure of our former Chief Financial Officer.

We furnished a Report on Form 8-K on July 22, 2004 reporting under Item 5, information concerning our filing an application to begin trading on the Nasdaq SmallCap Market.

We furnished a Report on Form 8-K on July 20, 2004, reporting under Items 4 and 7 that Deloitte & Touche, LLP would not stand for reelection as DPAC Technologies’ principal independent accountants and our appointment of Moss Adams LLP as our new principal independent accountants.

We furnished a Report on Form 8-K/A on July 12, 2004 to amend the Form 8-K filed on June 16, 2004 in order to add Item 7(b) the Unaudited Pro Forma condensed financial Information of DPAC Technologies Corp.

We filed a Report on Form 8-K on June 30, 2004, reporting under Item 5 information concerning our non-compliance with requirements to continue listing the Common Stock for trading on the Nasdaq Stock Market.

We furnished a Report on Form 8-K on June 29, 2004, furnishing information filing under Items 7 and 12, including the news release related to our earnings for the quarter ended May 31, 2004 and the accompanying Condensed Consolidated Balance Sheet Information (Unaudited) and Condensed Statement of Income (Unaudited).

We furnished a Report on Form 8-K on June 16, 2004, furnishing information under Items 7 and 9, reporting the disposition of DPAC’s patents and patent applications related to memory stacking.

We filed a Report on Form 8-K on June 2, 2004 reporting under Item 5 the departure of our former Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

October 18, 2004	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early,
Chief Executive Officer

October 18, 2004	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

10.6.2	Silicon Valley Bank – Amendment to Loan and Security Agreement

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.