Form 10-Q
period 2004-11-30
DPAC TECHNOLOGIES CORP
filed 2005-01-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of November 30, 2004 was 23,732,431

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.
Condensed Balance Sheets

	November 30, 2004	February 29, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,001,248	$4,477,396
Accounts receivable, net	147,338	30,356
Inventories	207,002	36,800
Prepaid expenses and other current assets	147,745	323,065
Current assets of discontinued operations	91,810	1,746,933
Total current assets	4,595,143	6,614,550

PROPERTY, net	272,650	263,994
GOODWILL	4,528,721	4,528,721
OTHER ASSETS	374,007	406,501
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,274,204

TOTAL	$9,770,521	$13,087,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$326,687	$335,937
Accrued compensation	171,405	217,488
Accrued restructuring costs - current	579,702	488,798
Other accrued liabilities	279,497	104,330
Current liabilities of discontinued operations	638,993	1,191,515
Total current liabilities	1,996,284	2,338,068

ACCRUED RESTRUCTURING COSTS, Less current portion	383,838	327,901
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	546,022	361,039

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock	27,325,935	25,517,837
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(23,183,259)	(18,158,576)
Net stockholders’ equity	6,844,377	10,060,962

TOTAL	$9,770,521	$13,087,970

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:		For the nine months ended:
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003

NET SALES	$333,955	$21,929	$957,323	$21,929

COST OF SALES	221,129	18,958	780,286	18,958

GROSS PROFIT	112,826	2,971	177,037	2,971

COSTS AND EXPENSES:
Selling, general and administrative	1,173,750	845,280	3,569,256	2,524,599
Research and development	388,349	476,564	1,086,167	1,208,004
Restructuring charges	—	—	573,215	—
Total costs and expenses	1,562,099	1,321,844	5,228,638	3,732,603

LOSS FROM CONTINUING OPERATIONS	(1,449,273)	(1,318,873)	(5,051,601)	(3,729,632)

OTHER INCOME:
Interest income	9,985	15,853	25,277	46,346

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(1,439,288)	(1,303,020)	(5,026,324)	(3,683,286)

INCOME TAX PROVISION	—	5,667,984	—	4,763,984

NET LOSS FROM CONTINUING OPERATIONS	$(1,439,288)	$(6,971,004)	$(5,026,324)	$(8,447,270)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	508,030	(446,302)	1,641	(993,864)

NET LOSS	$(931,258)	$(7,417,306)	$(5,024,683)	$(9,441,134)

NET GAIN (LOSS) PER SHARE:
Continuing Operations - Basic and diluted	$(0.06)	$(0.33)	$(0.22)	$(0.40)
Discontinued Operations - Basic and diluted	$0.02	$(0.02)	$0.00	$(0.05)
Net Loss - Basic and diluted	$(0.04)	$(0.35)	$(0.22)	$(0.45)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,732,000	21,170,000	23,180,000	21,073,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30, 2004	November 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,026,324)	$(8,447,270)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	124,673	294,003
Deferred income taxes	—	4,763,984
Compensation expense associated with stock options	24,198	83,611
Provision for bad debts	21,000	—
Provision for obsolete inventory	50,000	—

Changes in operating assets and liabilities:
Accounts receivable	(137,982)	(6,385)
Inventories	(220,202)	(22,600)
Other assets	177,208	282,428
Accounts payable	(9,250)	142,162
Accrued compensation	(46,083)	4,568
Accrued restructuring charges	146,841	—
Other accrued liabilities	175,167	126,377

Net cash used in operating activities	(4,720,754)	(2,779,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(135,217)	(35,273)
Technology license agreement	81,083	(375,000)

Net cash used in investing activities:	(54,134)	(410,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,783,900	181,080
Note receivable	(48,589)	—

Net cash provided by financing activities	1,735,311	181,080

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,563,429	480,582

NET DECREASE IN CASH AND CASH EQUIVALENTS	(476,148)	(2,527,733)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,477,396	8,197,144

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,001,248	$5,669,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,977	$26,631

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$385,961

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

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – General Background

DPAC Technologies Corp. (“we,” “us,” “DPAC”or the “Company”) provides embedded wireless networking and connectivity products for machine-to-machine communication applications. DPAC’s wireless products are used for remote data collection and control by major OEMs in the transportation, instrumentation and industrial control, homeland security, medical and logistics markets.

The wireless product line was introduced in September 2003 after an initial year of research and development. During fiscal 2005 we sold our legacy product lines. The Company previously performed memory stacking services for use in computer servers and communications equipment and produced similar stacked memory products for the industrial, defense and aerospace markets. See Note 4 for significant events associated with our legacy product lines. We are incorporated as a California corporation, which occurred on September 7, 1983.

NOTE 2 – Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of November 30, 2004 and for the three and nine months ended November 30, 2004 and 2003, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC®, DPAC Technologies® and AirborneTM are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Operating results for the three and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2005.

Some historical amounts have been reclassified to be consistent with the current financial presentation.

In August 2004, DPAC elected to apply and was approved for listing of its common stock (ticker: DPAC) on the Nasdaq Small Cap Market, in order to ensure the continuity of its Nasdaq listing after its stockholders’ equity balance had fallen below the $10 million level required for continued listing on the National Nasdaq Market.

On June 21, 2004, we received a letter from The Nasdaq Stock Market indicating that our common stock (ticker: DPAC) had failed to meet one of Nasdaq’s continuing listing requirements - that the closing bid price be at least $1.00 per share. The reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter. The Nasdaq letter gave us 180 days to regain compliance, or until December 20, 2004.

On December 21, 2004, we received a letter from The Nasdaq Stock Market granting us an additional 180 days to regain compliance, or until June 20, 2005. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to June 20, 2005. We hope to regain compliance within the allowed period ending June 20, 2005. It is unknown at this time if DPAC will be able to regain compliance with the minimum bid price requirement, within the additional time allowed, in order to continue its common stock listing on the Nasdaq Small Cap market. Continued listing during this period is also contingent on continued compliance by the Company with all listing requirements other than for the minimum bid price. We may consider proposing to our shareholders that they approve a reverse stock split, if necessary to continue our listing.

New Accounting Pronouncements

In December 2004, The Financial Accounting Standards board (FASB) issued FASB Statement No. 123(R) (“SFAS 123R”), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options, be recognized in financial statements, as measured by the fair value of the equity or liability instrument being issued. Adoption of SFAS 123R is required as of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS 123R as required in our third quarter of fiscal year 2006, and such adoption will have a material impact on our results of operations. The Company is currently evaluating the full impact of SFAS 123R, but believes that had SFAS 123R been adopted in the third quarter of fiscal year 2005, the results would approximate the pro forma results presented in the table below, as calculated in accordance with SFAS 123.

Until the required adoption of SFAS 123R, the Company has elected, pursuant to SFAS 123, to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, pending our adoption of SFAS 123R, we only record compensation expense for stock-based awards granted with an exercise price below the market price of the Company’s stock at the date of grant.

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

As prescribed in SFAS 123, the Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting periods of the awards, the Company’s results would have been as follows:

	For the three-months ended: November 30,		For the nine-months ended: November 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Loss from continuing operations:
as reported	$(1,439,288)	$(6,971,004)	$(5,026,324)	$(8,447,270)
Add: Stock-based compensation expense included in reported net income	7,984	67,850	24,198	83,611
Deduct: Total stock-based compensation determined under fair value based method for all awards	(85,347)	(294,000)	(451,763)	(1,047,761)
Pro forma net loss from continuing operations	$(1,516,651)	$(7,197,154)	$(5,453,889)	$(9,411,420)

Net (loss) income per share as reported:
Basic	$(0.06)	$(0.33)	$(0.22)	$(0.40)
Diluted	$(0.06)	$(0.33)	$(0.22)	$(0.40)
Pro forma net (loss) income per share:
Basic	$(0.06)	$(0.34)	$(0.24)	$(0.45)
Diluted	$(0.06)	$(0.34)	$(0.24)	$(0.45)

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended November 30,		For the nine months ended November 30,
	(unaudited)		(unaudited)
Assumptions	2004	2003	2004	2003

Expected life – months	35	39	35	39
Stock volatility	95%	103%	95%	103%
Risk-free interest rate	2.99%	4%	2.99%	4%
Dividends during the expected term	None	None	None	None

NOTE 3 – Liquidity

The Company has experienced losses for the last nine quarters. At November 30, 2004, the Company had cash and cash equivalents of $4.0 million, working capital of $2.6 million and a current ratio of 2.3 to 1. This compares to a cash balance of $4.5 million, working capital of $4.3 million and a current ratio of 2.8 to 1 at February 29, 2004.

Management expects the Company will continue to consume cash for the next several quarters. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period. At current expenditure rates, management believes that the cash breakeven level for the Company is approximately $3 million in quarterly revenues. In order to meet its ongoing obligations for the next four quarters the Company is dependent on its current cash balances, the contribution from future revenues, and future contingent consideration to be received from the sale of the IDA product, if any. While we presently have some amount available under the current credit facility, this may or may not be available to us at the appropriate time and is based on the amount of qualifying receivables. As further discussed in Note 4, management has made significant efforts during the first two quarters of fiscal year 2005 to reduce the use of cash.  Management’s business plan for the remainder of fiscal year 2005 and fiscal year 2006 anticipates an increase in revenues generated from the sale of AirborneTM products, expected to result from future orders upon completion of design activities by its customers and a shift to production quantities from prototype and pre-production quantities. Should revenues from the introduction of the Airborne product line increase more slowly than anticipated, or should such revenue fail to reduce losses from the levels experienced in previous quarters, the Company may have to reduce the pace of its sales and product development efforts or take additional steps to reduce its cash usage or find it necessary to seek additional equity or other types of financing or business arrangements as a means to continue current operations and business development plans. There is no assurance that the Company will be able to obtain additional funding if and when it may need it.

NOTE 4 – Discontinued Operations

As a result of the significant decline in the demand for the Company’s legacy stacking products experienced during fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line.

On June 14, 2004, DPAC reached an agreement with Staktek Group L.P., a subsidiary of Staktek Holdings, Inc., to sell that company all of DPAC’s memory stacking patent and patent applications associated with our legacy commercial product line and related excess inventory for $670,000 in cash. Under the agreement, DPAC continued to accept agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were scheduled for shipment no later than August 6, 2004. In conjunction with the sale, the Company’s memory stacking product line was discontinued. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.86 million (or 76%) of the Company’s net sales for the six months ended August 31, 2004.

Discontinuing the Company’s memory stacking product line in the second quarter of fiscal year 2005 culminated the Company’s restructuring efforts. Accordingly, the Company completed the planned shut down of its in-house manufacturing, disposed of all related manufacturing equipment and vacated the portion of its leased facility utilized for manufacturing purposes during the third quarter of fiscal year 2005.

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp. to sell DPAC’s industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company’s net sales during fiscal year 2004 and $580,000 (or 11%) of the Company’s net sales for the six months ended August 31, 2004. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company’s manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005.

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

	Three-months ended November 30,		Nine-months ended November 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Revenue	$868,959	$4,341,530	$5,310,725	$13,904,625
Cost of sales and operating expenses	360,929	4,459,520	4,870,344	14,686,075
Restructuring charges	—	742,312	1,159,432	212,414
Reserve for litigation	—	(750,000)	—	—
Gain on the sale of assets	—	—	720,692	—
Income tax provision	—	336,000	—	—
Net gain (loss) from discontinued operations, net of tax effect	$508,030	$(446,302)	$1,641	$(993,864)

	November 30, 2004	February 29, 2004
	(unaudited)
Accounts receivable, net	$91,810	$1,351,950
Inventories	—	394,983
Property, net	—	1,274,204
Total assets	$91,810	$3,021,137

Current portion of capital leases	$123,456	$160,081
Accounts payable and accrued expenses	116,807	867,832
Accrued restructuring costs - current	398,730	83,418
Deferred revenue	—	80,184
Total current liabilities	638,993	1,191,515
Accrued restructuring costs- long term	379,218	106,979
Capital leases, net of current portion	166,804	254,060
Total Liabilities	$1,185,015	$1,552,554

During the quarter ended August 31, 2004, the Company recorded net restructuring charges related to discontinued operations of $395,000, which included severance charges of $100,000 and a reserve for vacated excess facilities of $295,000. The severance charges are the result of a reduction in workforce of 10 individuals. The accrued severance charges are payable over the period ending December 31, 2006.  No restructuring charges were recorded in the quarter ended November 30, 2004.

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during the nine months ended November 30, 2004 is as follows:

	Employee Severance	Facilities	Lease Termination	Total
Balance at 2/29/04	$90,397	$—	$100,000	$190,397
Amounts expensed	764,613	—	—	764,613
Amounts paid	(84,211)	—	(30,000)	(114,211)
Balance at 5/31/04	770,799	—	70,000	840,799
Amounts expensed	99,819	295,000	—	394,819
Amounts paid	(188,389)	—	(30,000)	(218,389)
Balance 8/31/04	$682,229	$295,000	$40,000	$1,017,229
Amounts expensed	—	—	—	—
Amounts paid	(190,249)	(19,032)	(30,000)	(239,281)
Balance 11/30/04	$491,980	$275,968	$10,000	$777,948

All of the charges reflected in the above table are included in gain or loss from discontinued operations in the accompanying financial statements. No additional impairment or restructuring charges are anticipated beyond those incurred in the quarter ended August 31, 2004.  Refer to Note 14 for a summary of restructuring charges affecting continuing operations.

NOTE 5 – Goodwill

The Company currently reports as a single segment reporting company. We currently have goodwill recorded in the balance sheet as an asset relating to the single segment. The net realizable value on the carrying value of the goodwill is calculated based on the fair value of the Company versus the assets and liabilities recorded. If the fair value of the Company is reduced, it may impair the carrying value of goodwill and the Company may experience a decrease in the carrying value of the goodwill. It is unknown if the fair value will continue to be sufficient and not impair the carrying value of the goodwill. Because the Company sold two of its significant product lines in the second quarter of fiscal year 2005, the Company conducted an analysis of its fair value in accordance with SFAS 142, Goodwill and Other Intangible Assets, to determine if any potential impairment of goodwill had occurred as of August 31, 2004. The Company determined that the fair value of the Company was sufficient to warrant the valuation of goodwill and that no impairment had occurred. Under the provisions of SFAS 142, the Company will conduct its annual impairment test during the fourth quarter of fiscal year 2005.  If the Company is not able to achieve its growth and profitability objectives for the Airborne wireless product line, the goodwill could become impaired.  A reduction in goodwill would adversely affect the amount of our shareholders’ equity below the minimum allowed to continue our listing on the Nasdaq SmallCap Market.

NOTE 6 – Inventories

Net inventories consist of the following:

	November 30, 2004	February 29, 2004
Parts and components	$10,600	$32,100
Work-in-process	56,900	1,300
Finished goods	139,502	3,400
Total inventories	$207,002	$36,800

Inventories are net of an allowance for excess and obsolete inventory of $50,000 at November 30, 2004 and no allowance at February 29, 2004.

NOTE 7 – Concentration of Customers

As discussed in Note 4, the Company has sold its patents associated with its memory stacking product line which resulted in the discontinuance of that product line effective August 6, 2004.  The Company has and will have customers ranging from large OEM’s to startup operations.  We have had limited prior collections experience with most of our customers.  Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

During the three months ended November 30, 2004, sales to one major customer accounted for 24% of net sales and for the nine months ended November 30, 2004 sales to three major customers accounted for 19%, 12% and 10% of net sales. Accounts receivable from one customer accounted for 57% of total net accounts receivable at November 30, 2004.

NOTE 8 – Bank Credit Facility

The Company extended its bank credit facility until June 2005, providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2.0 million. As of November 30, 2004, no amounts were outstanding and available borrowings were approximately $200,000, based on eligible accounts receivable. The credit facility bears interest at the bank’s prime rate plus 0.5% (5.0% at November 30, 2004), expires in June 2005, and is collateralized by all of the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at November 30, 2004. Such covenants also restrict the Company’s ability to pay dividends on common stock.

NOTE 9 – Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the nine months ended November 30, 2004:

	Number of Shares	Price per Share	Number of Options Exercisable

Balance - February 29, 2004	3,788,845	$.94 - $7.56	2,672,245

Granted	2,276,000	.35 - 1.37
Exercised	(5,000)	1.00 - 1.00
Canceled	(452,150)	.94 - 6.00

Balance - November 30, 2004	5,607,695	$.35 - $7.56	3,466,365

At November 30, 2004, a total of 1,884,225 shares were available for future grants under all of the Company’s stock option plans. Included in the balance of 5,607,695 options outstanding are 2,257,900 options held by former employees.

NOTE 10 – Net Loss Per Share

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

	Three-months ended November 30,
	2004	2003

Shares used in computing basic net loss per share	23,732,000	21,170,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	23,732,000	21,170,000

	Nine-months ended November 30,
	2004	2003
Shares used in computing basic net loss per share	23,180,000	21,073,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	23,180,000	21,073,000

(1)    Potential common shares of 106,000 and 356,000 have been excluded from diluted weighted average common shares for the three and nine month periods ended November 30, 2004 and 346,000 and 221,000 have been excluded from diluted weighted average common shares for the three and nine month periods ended November 30, 2003, as the effect would be anti-dilutive.

(2)    Excluded from the diluted weighted average common shares for the three and nine month periods ended November 30, 2004, are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005.  These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the referenced periods.  There were no warrants of outstanding as of November 30, 2003.

The number of shares of common stock, no par value, outstanding as November 30, 2004 was 23,732,431.

NOTE 11 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company reports as a single segment.

The Company had export sales (primarily to Western European countries) accounting for approximately 22% and 14% of net sales for the three and nine months ended November 30, 2004.

NOTE 12 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the year ended February 29, 2004 and the first nine months ended November 30, 2004, the Company established a full valuation allowance associated with its net deferred tax assets.

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

NOTE 13 – Private Placement of Common Stock

On May 6, 2004, the Company completed a private placement of approximately 2.5 million shares of common stock and warrants for net proceeds of approximately $1.8 million. In conjunction with the sale of stock, the Company issued warrants to purchase additional common stock. The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share.  Of these Series A Warrants, 968,836 are called “Restricted” as they were not exercisable until November 5, 2004. The remaining Series A warrants are immediately exercisable. The Series B warrants expire 320 days after July 14, 2004 and are immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 shares of common stock at $1.07 per share that were not exercisable until November 5, 2004, and that will expire in five years. The warrants are callable by DPAC under certain conditions.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions:

(a) expected life equal to the contract life of each warrant,

(b) 100% volatility and 3.7% risk-free interest rate for the Series A and placement agent warrants, and

(c) 94% volatility and 1.5% risk-free interest rate for the Series B warrants.

This calculation resulted in the following valuations: $700,000 for the Series A warrants, $0.24 million for the Series B warrants, and $0.14 million for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

NOTE 14 – Restructuring Costs

As a result of the significant decline in the demand for the Company’s stacking products, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

During the quarter ended August 31, 2004, the Company recorded net restructuring charges affecting continuing operations of $490,000, which are comprised of severance charges as the result of a reduction in workforce of three individuals, including the company’s prior CFO. The accrued severance charges are payable over the period ending December 2006. No restructuring charges were recorded for continuing operations in the quarter ended November 30, 2004.

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during the nine months ended November 30, 2004 is as follows:

Employee Severance
Balance at 2/29/04	$816,699
Amounts expensed	84,788
Amounts paid/inurred	(104,360)
Balance at 5/31/04	797,127
Amounts expensed	488,427
Amounts paid/incurred	(115,039)
Balance 8/31/04	1,170,515
Amounts expensed	—
Amounts paid/incurred	(206,975)
Balance 11/20/04	$963,540

All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 4 for a summary of the restructuring charges affecting discontinued operations.

NOTE 15 – Commitments and Contingencies

Legal Proceedings

On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County. ATS was the equipment company contracted by DPAC Technologies to build the automated laser weld equipment for the DuraStack™ technology. The Complaint alleges breach of contract, fraud by failure to disclose and active concealment, and negligent misrepresentation. The Complaint seeks rescission and a return of all moneys paid to ATS of $408,000, actual damages, incidental and consequential damages, and punitive and exemplary damages in excess of $3.6 million. On April 22, 2004, ATS filed an Answer and Cross-Complaint against DPAC.  The Cross-Complaint is for breach of contract for a stated amount of $492,000, and reasonable value of goods and services in excess of $800,000. On April 23, 2004, ATS filed a Notice of Removal to remove the action from state to federal court in the Central District of California, Southern Division.  The case has been assigned Case No. SACV04-471 AHS (Mcx). The Company believes that it has meritorious defenses to ATS’ claims and intends to vigorously defend itself against those claims. As of January 2005, the companies have agreed to settle the complaint. Under the terms of the settlement agreement, the parties agree to dismiss all legal actions and split the proceeds, if any, from the liquidation of the laser weld tool, 60% to DPAC and 40% to ATS.  We do not expect the proceeds to be material to our financial condition.

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

Other Contingent Contractual Obligations

Over time, the Company has made and continues to make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: indemnities to past, present and future directors, officers, employees and other agents pursuant to the Company’s Articles, Bylaws, resolutions, agreements or otherwise; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; and indemnities pursuant to contracts involving protection of selling securityholders against claims by third parties arising from any alleged inaccuracy of information in registration statements filed by the Company with the SEC or involving indemnification of the other parties to contracts from any damages arising from misrepresentations made by the Company. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the future payments that the Company could potentially be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

The Company has also entered into a severance agreement with the CEO that provides for compensation equivalent to one year of salary should the CEO be terminated for any reason other than cause. A description of the severance agreement is filed herewith as Exhibit 10.15.

Product warranty costs have not been significant.  The Company has had limited warranty-related experience with our Airborne™ products.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report. This Report and the following discussion contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements include statements of our beliefs, plans, objectives, expectations, anticipated results and intentions. Our actual results could differ materially from those discussed in our forward-looking statements. Every statement that is not entirely historic in this Report is considered to be forward-looking statement. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf.  Factors that could cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004 as filed with the Securities and Exchange Commission on June 1, 2004, as well as those discussed in this Item or elsewhere herein. We undertake no obligation to publicly release the result of any revisions to our forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operating Losses

The company has been in a loss position from operations for the past nine quarters. The primary factors that may in the future affect our results of operations include the timing of our customers initiating production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of our products, decreases or increases in the costs of the components of our products, market acceptance of new products and enhanced versions of our products, our competitors’ selling products that compete with our products at lower prices or on better terms than we sell our products, delays in the introduction of new products or software bugs arising from our making enhancements to existing products, manufacturing inefficiencies, cost overruns, fixed overhead, competition from new wireless products using newer technology, and challenges managing production from overseas suppliers.

Our operating results have been materially reduced from historic levels by our sale of the industrial, defense and aerospace product line as well as the sale of the LP memory stacking business. These two legacy product lines accounted for approximately $19.5 million (99%) of fiscal year 2004 net sales. The future revenues for DPAC will originate from the successful implementation of the Airborne wireless products and new product lines. There is no assurance that this product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be affected by the length of time it may take our customers in designing our Airborne product into their product lines and introducing their products.  In addition, our revenues are ultimately limited by the success of our customers’ products in relation to their competition.

Our operating results may also be affected by the timing of new product announcements and releases by our competitors, the timing of any significant customer orders, the ability to produce products in volume, delays, cancellations or rescheduling of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of our inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in our targeted markets, and expenses associated with acquisitions.

In our prior stacking business sales of our individual products and product lines toward the end of a product’s life cycle were typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. We have experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product-selling prices or decreasing demand, we could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, we have had to write-down and write-off excess or obsolete inventory. To the extent that we are unsuccessful in managing product transitions, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, our customers may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with customer purchasing strategies, we may experience significant fluctuations in demand from our customers. Such fluctuations could cause a significant increase in demand that could exceed our suppliers’ production capacity and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant delay or reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition.  We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

The need for continued significant expenditures for research and development, software and firmware enhancements, and ongoing efforts to obtain new customers, among other factors, will make it difficult for us to reduce our operating expenses in any particular period if our expectations for net sales for that period are not met or our investment objective for future revenues streams need to continue for potential success. Accordingly, there can be no assurance that we will be able to be profitable in any future period.

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

On June 14, 2004, DPAC reached an agreement with Staktek Group L.P., a subsidiary of Staktek Holdings, Inc., to sell DPAC’s memory stacking patent and patent applications associated with our commercial product line and related excess inventory for $670,000 in cash. Under the agreement, DPAC continued to accept agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were scheduled for shipment no later than August 6, 2004. In conjunction with this sale, the Company’s commercial product line was discontinued in August 2004. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.86 million (or 76%) of the Company’s net sales for the six months ended August 31, 2004.

On May 6, 2004, DPAC reached an agreement with Twilight Technologies Corp., a California Corporation, to sell certain of DPAC’s industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues generated from orders received for the product lines through February 28, 2006. The rate of at which the contingent consideration is paid declines through this period is based on the following percentages of revenue generated from orders received during the applicable periods: 40% from orders received through May 31, 2005, 30% on orders received during the second quarter of fiscal year 2006, 20% on orders received during the third quarter of fiscal year 2006, and 10% on orders received during the fourth quarter of fiscal year 2006. We have received $24,000 in payments through November 30, 2004. The amount of the additional consideration that we may realize under this agreement cannot be determined. This entire product line accounted for $3.2 million (or 16%) of the Company’s net sales during fiscal year 2004 and $0.58 million (or 11%) of the Company’s net sales for the six months ended August 31, 2004.

  Subsequent to August 2004, we anticipate the Company’s sole revenue source from continuing operations will be sales from our AirborneTM wireless products.

The following discussion and analysis focuses primarily on the results of operations and financial condition of our continuing operations and separately discusses changes due to discontinued operations.

Three Months Ended November 30, 2004 and 2003

Net Sales. Net sales of $334,000 for the quarter ended November 30, 2004 consisted of sales of evaluation kits, prototype units, pre-production and limited production quantities of the Company’s AirborneTM wireless product line. This compares to sales of $22,000 in the same period in the prior fiscal year, a period in which the wireless product was primarily still in a development stage.

Gross Profit. Gross profit for the quarter ended November 30, 2004 was $113,000 as compared to $3,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 34% in the third quarter of fiscal year 2005 as compared to 14% for the same period in the prior fiscal year. The increase in gross profit in both absolute dollars and as a percentage of sales is directly related to the increase in revenues. Gross margins are low due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments. Our gross margins may be expected to increase when our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of revenues.  See “Forward-Looking Statements.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $328,000 or 38% in the third quarter of fiscal year 2005 to $1.2 million from $845,000 in the third quarter of the prior fiscal year. The increase is primarily related to an increase in spending on sales and marketing efforts to launch the Airborne wireless product line, which included expenditures for participating in trade shows, print advertising, web-site development and advertising, and increase sales and marketing personnel.

Research and Development.  Research and development expenses for the quarter ended November 30, 2004 of $388,000 decreased by $88,000 or 19% from $477,000 in the third quarter of the prior fiscal year. The decrease in absolute dollars spent on research and development primarily is due to the shift of the Airborne product line to a production environment from a full development environment. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

Interest. For the three months ended November, 2004, interest income decreased by $6,000 from the same period last year due to lower average cash balances available to earn interest.

Income Taxes. In the third fiscal quarter of fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets, resulting in the recording of a tax provision of $5.7 million. No income tax benefit or provision has been provided during the quarter ended November 30, 2004. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the third quarter ended November 30, 2004 was $508,000 as compared to a loss of $446,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $869,000, which included royalty revenues and the final in-house shipments of IDA products. The prior year quarter resulted from revenues of $4.3 million and included impairment and restructuring charges of $742,000, off-set by the reversal of a reserve for litigation of $750,000.

Nine Months Ended November 30, 2004 and 2003

Net Sales. Net sales for the nine months ended November 30, 2004 of $957,000 consisted of sales of evaluation kits, prototype units, pre-production and limited productions quantities of the Company’s AirborneTM wireless product line, including an engineering development contract of $150,000. This compares to sales of $22,000 for the same period in the prior fiscal year, a period in which the wireless product was primarily still in a development stage.

Gross Profit. Gross profit for the nine months ended November 30, 2004 was $177,000 (or 18% of sales), as compared to gross profit of $3,000 (or 14% of sales) in the same period of the previous fiscal year, as there was negligible revenue during that period. Gross margins are low due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments.  Our gross margins may be expected to increase when our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of cost.  See “Forward-Looking Statements.”

Selling, General and Administrative Expenses. For the nine months ended November 30, 2004, selling, general and administrative expenses of $3.6 million increased by $1.05 million or 41% from $2.5 million for the same period in the previous fiscal year. The increase is due to an increase in spending on sales and marketing efforts related to launching the Airborne wireless product line, which includes expenditures for participating in trade shows, print advertising, web development and advertising, and increased headcount of sales and marketing personnel.

Research and Development. Research and development expenses for the nine months ended November 30, 2004 of $1.1 million decreased by $121,000 or 10% from $1.2 million in the third quarter of the prior fiscal year. The decrease in research and development expense was primarily due to the shift of the Airborne product line to a production environment from a full development environment. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

Interest. Interest income of $25,000 decreased by $21,000 for the nine months ended November 30, 2004 from the same period in the prior fiscal year due lower average cash balances available to earn interest.

Income Taxes. In the third fiscal quarter of fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets, resulting the recording of a net income tax provision of $4.8 million for the nine month period ended November 30, 2003. No income tax benefit or provision has been provided during the nine months ended November 30, 2004. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The net gain from discontinued operations for the nine months ended November 30, 2004 was $2,000 as compared to a net loss of $994,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $5.3 million and included impairment and restructuring charges of $1.2 million, which were partially offset by a gain of $721,000 on the sale of memory stacking technology, including excess inventory, and the IDA product line. The net loss from discontinued operations for the nine months ended November 30, 2003 resulted from revenues of $13.9 million and included restructuring charges of $212,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses for nine consecutive fiscal quarters.  At November 30, 2004, the Company had cash and cash equivalents of $4.0 million, working capital of $2.6 million and a current ratio of 2.3 to 1.  This compares to a cash balance of $4.5 million, working capital of $4.3 million and a current ratio of 2.8 to 1 at February 29, 2004.

The $1.7 million decrease in the amount of our working capital during the nine-month period ended November 30, 2004 was primarily due to operating losses resulting from the wind down of our legacy businesses and the introduction of the Airborne product line, partially offset by proceeds of $1.8 million from the issuance of common stock and $1.0 million from the sale or disposition of businesses.  Going forward, management expects that working capital will in the short term decline further and should in the longer term increase, mainly due to anticipated increases in our revenues.

The Company’s primary source of operating capital for the nine months ended November 30, 2004 was our cash balances, cash provided by issuing common stock in a private placement which netted approximately $1.8 million, and cash of $1.0 million generated from the sale of the memory stacking technology and IDA product lines.

Net cash used in operating activities during the nine months ended November 30, 2004 of approximately $4.7 million consisted of the net loss from continuing operations of $5.0 million partially offset by non-cash depreciation and amortization expense and an increase in accrued operating liabilities.  The net loss from continuing operations includes $573,000 for severance costs.  Net cash used in operating activities during the nine months ended November 30, 2003 of approximately $2.8 million consisted of the net loss from continuing operations of $8.4 million, partially off-set by a decrease in deferred income taxes of $4.8 million, non-cash depreciation and amortization expense of $294,000 and an increase in accrued operating liabilities of $273,000.

Net cash used in investing activities for the nine months ended November 30, 2004 of $103,000 primarily consisted of equipment purchases. Net cash used in investing activities for the nine months ended November 30, 2003 of $410,000 consisted primarily of a technology license purchase. The Company expects that it will not acquire more than $100,000 in additional equipment for the remainder of the fiscal year. See “Forward-Looking Statements.”

Net cash provided by financing activities of $1.7 million and $181,000 for the nine months ended November 30, 2004 and 2003, respectively, was from the issuance of shares of the Company’s common stock.

On July 9, 2004, DPAC completed an agreement with DigiVision, Inc. to sell the exclusive marketing and manufacturing rights for the Advanced Targeting Forward Looking Infrared (AT-FLIR) advanced imaging system. DPAC originally acquired the rights from DigiVision in June of 2003. Under the agreement, DPAC is to receive a percentage of the selling price on future orders for the AT-FLIR product up to a maximum consideration of $375,000, equal to the amount originally paid by DPAC for the license, plus $49,000 in additional monies advanced to DigiVision in the form of a note. The Company has received $81,000 in payments related to this agreement, but DigiVision is currently in default on an additional approximately $160,000 owed to DPAC under this agreement. DPAC may exercise its rights under the contract to reclaim this license or to sue for payment in full.

As of November 30, 2004, our future commitments under capital leases through fiscal year 2007 were $315,000. DPAC operates at leased premises in Southern California, which are adequate for the Company’s need for the near term.

As of November 30, 2004, expected future cash obligations, related to contractual agreements were as follows:

	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$315,000	$140,000	$175,000
Operating Lease Obligations	$710,000	$294,000	$416,000
Purchase Obligations	$262,000	$262,000	—
Severance Agreements	$1,456,000	$854,000	$602,000
Total	$2,743,000	$1,550,000	$1,193,000

The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2.0 million. As of November 30, 2004, no amounts were outstanding and available borrowings were approximately $200,000 based on eligible accounts receivable. The credit facility bears interest at the bank’s prime rate plus 0.5% (5.0% at November 30, 2004), expires in June 2005, and is collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at November 30, 2004. Such covenants also restrict the Company’s ability to pay dividends on our common stock.

Management expects the Company will continue to consume cash for the next several quarters.  The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period.  At current expenditure rates, management believes that the cash breakeven level for the Company is approximately $3 million in quarterly revenues.  Based on our current forecasts, management believes that our positive cash position, and our current credit facility will be adequate to continue to maintain liquidity throughout the fiscal year.  However, should revenues from the introduction of the Airborne product line increase more slowly than anticipated, or should the Company’s revenue stream fail to reduce losses from the levels experienced in the past, the Company may find it necessary to seek additional equity financing or other financing as a means to continue to implement current plans.  The sale of equity securities by the Company could dilute or otherwise adversely affect the ownership interest of existing shareholders.  Also, if we were to sell and issue Common Stock at or below the exercise prices of warrants that we issued in May 2004, those warrants’ exercise price would be reduced to match the lower price at which we sell the Common Stock, and this would further dilute our shareholders without any corresponding increase in our cash position.  There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders.  Alternatively, or in addition, we may at some point determine to reduce the pace or scope of our sales, marketing and product development activities and overhead expenses in order to reduce cash usage to a self-sustaining rate.  Since the Company’s business involves the sale of a new product into a new marketplace, there is no history upon which to base our expectations for the timing and volume of revenues.  The actual amount and timing of working capital requirements in future periods may vary significantly depending on many factors, including but not limited to future revenues.  Our present order backlog is small relative to the amount of revenues needed for breakeven, which is anticipated from future orders.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 17 through 19 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2004. Management believes that as of November 30, 2004, there has been no material change to this information.

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

Insofar as reasonably possible, we are planning to sell the product we currently have available; however, actual and potential customers may require us to design a customized product.  This can be costly whether or not it results in sales.  The wireless industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Wireless products we make will be subject to obsolescence or price erosion.  As a result, wireless products we develop are likely to have a product life of not more than three to five years.  A more sudden change in market preference is possible.

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

Non-Compliance for Continued NASDAQ Listing

  Our common stock is traded on the Nasdaq SmallCap Market.  Continued listing is subject to meeting various numeric requirements. Our listing could lapse on short notice for reasons that may be beyond our control.  For instance, if the Company is not able to achieve its growth and profitability objectives for the Airborne wireless product line, the goodwill could become impaired.  A reduction in goodwill would adversely affect the amount of our shareholders’ equity, and $5 million of shareholders equity is the minimum allowed to continue our listing on the Nasdaq Small Cap Market.

The Nasdaq Stock Market has notified us that we have failed to meet one of Nasdaq’s continuing listing requirements - that the closing bid price be at least $1.00 per share. On June 21, 2004, we were notified that the reported closing bid price was below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter. We were given by Nasdaq 180 days to regain compliance with this requirement, or until December 20, 2004. On December 21, 2004, we were notified by Nasdaq that we have an additional 180 days. To regain compliance, the closing bid price for shares of our common stock must be at or above $1.00 for any 10 consecutive trading days ending on or prior to June 20, 2005.  Additional time to regain compliance will not be awarded after June 20, 2005, under applicable SEC rules, which were adopted recently.  Also, during this period we must continue to meet The Nasdaq SmallCap Market (the “Small Cap Market”) initial listing criteria (as set forth in Marketplace Rule 4420). Unless we regain compliance with all of the requirements for continued listing, we may have no alternative but to allow our common stock to be delisted, which could materially and adversely affect the liquidity of the trading market.  Also, falling below any of the other numerical listing requirements could lead to delisting by Nasdaq as well as impairment to Goodwill. If continuing our listing so requires, we may consider proposing to shareholders a reverse stock split.

Goodwill Impairment

The Company currently reports as a single segment reporting company. We currently have goodwill recorded in the balance sheet as an asset relating to the single segment. The net realizable value on the carrying value of the goodwill is calculated based on the fair value of the company versus the assets and liabilities recorded. If the fair value of the Company is reduced, it may impair the carrying value of goodwill and the Company may experience a decrease in the carrying value of the goodwill. It is unknown if the fair value will continue to be sufficient and not impair the carrying value of the goodwill. Because the Company sold two of its significant product lines in the second quarter of fiscal year 2005, the Company conducted an analysis of its fair value in accordance with SFAS 142, Goodwill and Other Intangible Assets, to determine if any potential impairment of goodwill had occurred as of August 31, 2004. The Company determined that the fair value of the Company was sufficient to warrant the valuation of goodwill and that no impairment had occurred. Under the provisions of SFAS 142, the Company will conduct its general impairment test during the fourth quarter of fiscal year 2005.  If the Company is not able to achieve its growth and profitability objectives for the Airborne™ wireless product line, the goodwill could become impaired.  A reduction in goodwill would adversely affect the amount of our shareholders’ equity, and $5 million of shareholders’ equity is the minimum allowed to continue our listing on the Nasdaq SmallCap Market.

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

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our product. The electronics and the wireless industries are characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

Management of New Product Introduction

The Company has sold or disposed of businesses that had contributed 93% of our fiscal year 2004 revenues. Future success of the Company’s plans will depend on the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. We may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

Our historic sources of revenues have been substantially eliminated by our sale of our legacy industrial, defense and aerospace product line as well as the sale of our legacy LP memory business. The future revenues for DPAC will depend on future orders for the wireless products and future product lines. There is no assurance that the Airborne product line will be successful or that sufficient revenues will be generated from this product line. The timing of revenue may be adversely affected by competitors’ new product announcements or the challenges of our customers’ designing the Airborne product into their product lines.

Competition

There are companies that offer or are in the process of developing similar types of wireless product, including Lantronix, Digi-International and others. Some of these companies have greater financial, manufacturing and marketing capabilities than we have. We could also experience competition from established and emerging network companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

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

Variability of Gross Margin

Gross profit as a percentage of sales was 34% for the three months ended November 30, 2004 and 14% for the nine months ended November 30, 2004.  Any change in the gross margins can typically be attributed to the revenue level. As we market our products, the product mix may be different and result in changes in the gross margin.

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

Decline of Demand for Product Due to Downturn of Related Industries

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the wireless, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in expected growth in any one of these industries or a technology shift, could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the wireless, computer, telecommunications, networking or other industries utilizing our products.

International Sales

The Company expects to sell its Airborne™ wireless products internationally. Foreign sales are made in U.S. dollars. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover and as a result of currency changes and other factors, certain of our competitors may have the ability to manufacture competitive products in Asia at lower costs than we can manufacture them.

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

Limited Experience in Acquisitions

We may pursue selective acquisitions to complement our product line. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or use other company assets available at the time of acquisition. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

Cyclical Nature of Wireless and Electronics Industries

The wireless and the electronics industries are highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

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

Additional Capital Funding Could Impair Value of DPAC Common Stock

We anticipate that we may need to raise additional equity or debt capital, possibly through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to continue to develop or enhance our product, take advantage of current or future opportunities or respond to competitive pressures or customer requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution.  Any new issuance of equity securities may have greater rights, preferences or privileges than our existing common stock.  Our authorized capital stock includes preferred stock that can be issued with various rights, preferences and privileges that are senior to our common stock, and such preferred shares may be issued in the discretion of the Board of Directors and without a vote by the shareholders.

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

As of November 30, 2004, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  At the end of the second quarter of fiscal year 2005, the Company combined the Chief Financial Officer and Controller positions. New internal control procedures have been implemented during the quarterly period covered by this report; accordingly, certain internal control duties and responsibilities that we formerly divided between the Chief Financial Officer and Controller have been reallocated among other existing administrative personnel.  We made these changes in order to maintain the effectiveness of our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

 On March 5, 2004 DPAC Technologies filed a Complaint against ATS Oregon, Inc. (“ATS”) in Superior Court for the State of California, Orange County.  On April 23, 2004, ATS filed a Notice of Removal to remove the action from state court to federal court in the Central District of California, Southern Division, and the case was assigned Case No. SACV04-471 AHS (Mcx).

As of January 2005, both parties to this litigation entered into a mutual settlement agreement.  Under the terms of the settlement agreement, the parties agree to dismiss all legal actions without recourse and shall split future proceeds, if any, from the liquidation of the laser weld tool 60% to DPAC and 40% to ATS.

ITEM 2 – Changes in Securities and Use of Proceeds

We sold 2,484,467 shares of Common Stock and Warrants to purchase up to 2,514,410 shares Common Stock to 13 institutional investors in a private placement on May 5, 2004.  The placement was not registered under the Securities Act of 1933 pursuant to the exemption in Section 4(2) and the safe-harbor provisions of Regulation D’s Rule 506 promulgated under Section 4(2). The Company on July 12, 2004 registered for resale the Common Stock and the underlying common stock related to the Warrants pursuant to the Securities Act of 1933 on a Form S-3 (Reg. No. 333-116758).  The aggregate offering price was $2 million in cash.  The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock at $1.24 per share.  968,836 of these Series A Warrants are called “Restricted Series A Warrants” on account of not becoming exercisable until November 11, 2004, when six months shall have elapsed after May 5, 2004.  The Series B warrants expire May 30, 2005, which is 320 days after July 14, 2004 and are exercisable for approximately 1.03 million additional shares of common stock at $.97 per share. The placement agent received Series C warrants that will expire in five years and are for approximately 238,000 shares at $1.07 per share.  The warrants are callable under certain conditions if our Common Stock achieves a specified market price. The Company has used the proceeds for working capital.  Any future proceeds received upon an exercise of outstanding warrants would be used for working capital or other general corporate purposes.

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – Submission of Matters to a Vote of Security Holders

None

ITEM 5 – Other Information

None

ITEM 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K -

We furnished a Report on Form 8-K on October 14, 2004, furnishing under Items 2.02 and 9.01 and furnishing as Exhibit 99.1, the news release related to our earnings for the second quarter ended August 31, 2004, and an accompanying Condensed Balance Sheet Information (Unaudited) and Condensed Statement of Income (Unaudited).

We filed a Report on Form 8-K on September 1, 2004, providing information under Item 1.02.  Termination of Material Definitive Agreement: Item 2.01.  Completion of Acquisition or Disposition of Assets and Costs Associated with Exit or Disposal Activities: Item 5.02.  Departure of Directors or Principal Officers, noting the departure of William M. Stowell, Chief Financial Officer and the appointment of Stephen F. Vukadinovich as new Chief Financial Officer; and Item 9.01 and exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

January 13, 2005	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early,
Chief Executive Officer

January 13, 2005	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

10.6.3	Silicon Valley Bank – Amendment to Loan and Security Agreement

10.15	Description of CEO Severance Agreement dated March 18, 2004

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.