Form 10-K
period 2005-02-28
DPAC TECHNOLOGIES CORP
filed 2005-06-15
CIK 784770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-14843

DPAC TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0033759 (I.R.S. Employer Identification No.)
7321 Lincoln Way, Garden Grove, CA (Address of principal executive offices)	92841 (Zip Code)
Registrant's telephone number, including area code: (714) 898-0007

Securities registered pursuant to Section 12(b) of the Exchange Act:
 None

Securities registered pursuant to Section 12(g) of the Exchange Act:
 Common Stock, without par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant on February 28, 2005 the last business day of the registrant's most recently completed fourth fiscal quarter (based on closing price per share on that date as reported on NASDAQ), was $11,866,000.

        Number of shares of registrant's Common Stock outstanding at February 28, 2005: 23,744,931 shares

Documents Incorporated By Reference

        Portions of the registrant's Definitive Proxy Statement relating to the Registrant's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended February 28, 2005

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.'s ("DPAC" or the "Company") management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in "Additional Factors That May Affect Our Future Results" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because of these and other factors that may affect DPAC's operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS

        All reports filed by DPAC Technologies with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1: BUSINESS

Subsequent Event—Agreement with QuaTech, Inc.

        On April 26, 2005, we announced that DPAC has entered into a definitive agreement with QuaTech, Inc. that sets forth the terms of a proposed acquisition by us of Quatech, Inc. through a triangular stock-for-stock merger. For accounting purposes, the transaction may be considered a reverse-acquisition of us by QuaTech, Inc. A copy of the agreement has been incorporated by reference as Exhibit 2.4 hereto. Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the definitive agreement, QuaTech's shareholders and stakeholders would receive DPAC shares in an amount equal to 150 percent of the amount of DPAC's partially diluted shares on a record date on the terms and subject to the conditions of the agreement. Also, we intend to issue and sell additional shares or securities for purposes of helping us to conserve working capital, to finance the QuaTech transaction, and to provide us added working capital.

        QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Through design, manufacturing and support, QuaTech maintains high standards of reliability and performance. Customers include OEM's, VAR's and System Integrators, as well as end-users in many industries, including banking, retail/POS, access control, building automation and security, and energy management. QuaTech is a leading supplier of data connectivity products to financial institutions, serving five of the top ten U.S. banks.

        Founded in 1983 and headquartered in Hudson, Ohio, QuaTech sells and supports its solutions both direct and through a global network of resellers and distributors.

        The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse changes in conditions. Other factors that affect DPAC's business and its ability to conclude a merger transaction include, but are not limited to, that our Airborne(TM) products are new, that we sell to original equipment manufacturers for new product introductions by them, and that all of these are subject to risks and uncertainties regarding new product introductions such as uncertainty of market acceptance. Another major condition is that the parties need additional financing to complete the transactions as envisioned. Such financing may not be available on favorable terms. There are no assurances possible, and none is intended, that the transaction will be completed at all or on the terms described. The transaction is and shall continue to be subject to numerous conditions and contingencies until the transaction is completed. Also, there can be no assurance that such transaction, if completed, will succeed in achieving our goals.

        DPAC Technologies Corp. will provide further detailed information to its shareholders in a definitive proxy statement to solicit their vote for the transaction.

        The transaction's costs and diversion of management attention could negatively impact results.

The transaction would involve a change of control, in that it is likely that voting control of DPAC may be given to former shareholders of QuaTech. If the principal former shareholders of QuaTech were to act in concert, they might be able to elect a majority of DPAC's Board of Directors

Description of Business

        DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("DPAC" or the "Company" or "we" or "our") is a provider of wireless connectivity products for industrial, transportation, medical and other commercial applications. The AirborneTM wireless Local Area Network (LAN) Node Module was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate 802.11 wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company's Wireless LAN Node Module in their system design. The Company also sells AirborneDirect plug-and-play wireless products that add 802.11 wireless connectivity to legacy instruments and equipment that have a pre-existing serial or Ethernet data port.

        Our products are used in medical monitoring and diagnostic equipment, heavy construction vehicles, forklifts, printers, point of sale devices, machine tools and other instruments and devices that seek to communicate data wirelessly with a local area network. We sell products to both original equipment manufacturers (OEM's), who incorporate our products into their proprietary systems, and directly to individual operators for deployment into their existing networks.

        DPAC Technologies Corp. ("DPAC" or the "Company" or "we" or "our") was incorporated in California in September 1983, originally under the name Dense-Pac Microsystems, Inc., and changed its name to DPAC Technologies Corp. in August 2001. Our web site is at www.DPACtech.com. The information on our web site is not part of this report.

        During fiscal year 2005, the Company sold its Industrial, Defense and Aerospace ("IDA") product line and ceased the sale and production of memory stacking services to providers of high-density memory boards for the personal computer, server and telecommunications markets. These product lines had comprised the majority of the Company's historical revenues. We now treat the results of operations and any remaining assets for these product lines as discontinued operations in our financial statements.

        Except where otherwise noted, the financial information contained herein represents our continuing operations and excludes the discontinued IDA and memory stacking products.

        We believe that our future success depends upon many factors, including a continued growth in demand for wireless products, as well as our ability to develop or offer new products and broaden our customer base. For the fiscal year ended February 28, 2005, our largest customer accounted for approximately 14% of our net sales. As our wireless product line evolves and continues to be developed, we will need to increase the customer base and increase the number of products that are offered. This may include acquisitions in order to quickly increase the product offerings to the expanding customer base.

Changes in the Mode of the Conduct of our Business

        Historically, the Company provided products in the areas of high-density memory boards for the personal computer, server and telecommunications markets as well as products for the Industrial, Defense and Aerospace ("IDA") industry. These product lines comprised the majority of the Company's historical revenues. During fiscal 2005, the Company sold its IDA product line and ceased the sale and production of memory stacking services. The results of operations and any remaining assets for these product lines are treated as discontinued operations in the Company's financial statements.

  Memory Stacking Technology Discontinued Product Line

        During the fiscal year ended February 29, 2004, DPAC began to experience significant reductions in demand from our memory stacking customers as a result of a change in the configurations of memory modules used in the computer server market. The memory market transitioned to a low-profile memory module, which required the customer to expend more labor in order to incorporate our memory stacking technology. Additionally, we experienced a significant increase in competition as several semiconductor companies increased their market penetration through licensing competing memory stacking technologies and offering customers the ability to purchase high-density memory stacks directly from the memory supplier.

        In response to these changes, in late 2002, DPAC initiated development of a new type of memory stacking using welded interfaces (DuraStackTM) and contracted with an automated equipment manufacturer to produce the equipment necessary to manufacture production quantities of memory stacks using this new technology. During the fourth quarter of fiscal year 2004, the Company was notified by the equipment vendor that the DuraStack™ automated production equipment would not meet the requirements of the volume through-put and yield. On March 5, 2004, the Company announced that it had ceased development of the DuraStack™ product for stacking TSOP memory. The Company concluded that the cost and time required to attain the yield and throughput targets made the continued development effort uneconomical. In addition, we also accelerated our efforts to expedite the introduction of our newly developed AirborneTM wireless connectivity module.

        As a result of the above, the Company recorded approximately $3.99 million of restructuring and impairment charges during fiscal year ended February 29, 2004. These charges included cash restructuring charges of approximately $1.4 million, of which $1.1 million related to severance costs and $320,000 for termination of a building lease. The remaining non-cash impairment charges of approximately $2.5 million primarily related to $1.2 million in write downs of production related assets (included in cost of sales), $960,000 write-down of DuraStack™ related equipment, and approximately $290,000 in non-cash compensation expense for accelerated vesting of stock options for severed employees. The impairment charges were calculated based on fair value versus current value of the various assets. The difference of the value was recorded as the restructuring and impairment charges. The Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ wireless product line and to transition to an outsourced manufacturing model.

        On June 14, 2004, (fiscal year 2005) the Company reached an agreement to sell its intellectual property related to memory stacking services and related excess inventory for $670,000 in cash and agreed to cease to provide memory stacking services in August 2004. As a result of this action, the Company recorded additional restructuring charges of $395,000 related to the discontinuance of memory stacking services, including $100,000 for severance charges, and $295,000 related to the excess manufacturing space which was no longer being utilized. See "Restructuring and Impairment Charges" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Industrial, Defense & Aerospace Discontinued Product Line

        The IDA product line was the original product introduced by the Company in 1983. As the Company moved towards commercial products over the last several fiscal years, the investment into the IDA product line did not continue and a majority of the customer base transformed their products to a commercial base, not needing the IDA type product. The IDA product used the same manufacturing personnel as the memory stacking as well as some of the same equipment. As the memory stacking business decreased, the efficiency in producing the IDA product line decreased and the overhead associated with the IDA product line did not make economic sense to continue production of this product line.

        On May 6, 2004, (fiscal year 2005) DPAC Technologies reached an agreement with Twilight Technologies Corp., a California Corporation, to sell DPAC's industrial, defense and aerospace ("IDA") memory product line. The agreement transferred all of our licensed rights to the technology, the product line, inventory and certain assets for $333,000 in cash and contingent future consideration based on the revenues of the product line for the next two years. This product line accounted for $1.2 million, $3.0 million and $6.97 million of net sales during fiscal years 2005, 2004 and 2003, respectively. During fiscal 2005 and 2004, the Company earned $518,000 and $164,000, respectively, in additional consideration from this agreement. The amount, if any, of any additional consideration to be received in fiscal 2006 is likely to be less than that received in 2005, but the amount cannot yet be determined.

        During the quarter ended August 31, 2004, the Company recorded additional net restructuring charges affecting continuing operations of $490,000, which was comprised of severance charges as the result of a reduction in workforce of three individuals, including the Company's prior CFO. The accrued severance charges are payable over the period ending December 31, 2006. Additionally, $92,000 of restructuring charges was recorded during the quarter ended February 28, 2005, which were comprised of severances as of a result of a reduction of seven individuals.

        The cessation of manufacturing and sales activities related to the memory stacking and IDA product lines resulted in the treatment of those products as "discontinued operations" for financial recording purposes. Accordingly, the Company's historical results of operations and statements of financial condition have been re-formatted to present these product lines as discontinued operations. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities related to these operations have been segregated from those related to the on-going products related to the sale of the Airborne wireless product line, and the results of operations related to the discontinued product lines are presented as a single line item reflecting the net results of those discontinued operations.

        The memory stacking and IDA product lines accounted for 79.6%, 99.5% and 100% of the Company's total revenues in fiscal years 2005, 2004 and 2003, respectively. These revenues and their related expenses now represent "discontinued operations." The Airborne wireless product line was not under development until September 2002, and was not introduced for sale until September of 2003. Thus, there were no revenues related to the "continuing operations" until until fiscal 2004. Our historical results for fiscal year 2003 reflect no revenues from continuing operations and the only expenses for continuing operations were research and development costs and recurring sales and general and administrative expenses. In fiscal 2004, revenues from the sale of Airborne products totaled $96,000.

Industry Segments and Geographic Information

        DPAC currently operates in one industry segment: the design, manufacture and marketing of data communications devices for use in commercial applications. This means that we have one reporting unit. We currently market our products through our own internal sales force as well as independent sales representatives. During fiscal years 2005, 2004 and 2003, respectively 15%, 12% and none of the Company's revenues were derived from foreign countries. See Note 9 of the "Notes to Consolidated Financial Statements" under Part II, Item 8, "Financial Statements and Supplementary Data" for a summary of segment and geographic information.

Business Strategy

        Our principal business objective is to be a recognized leader in providing wireless and other data connectivity solutions for machine-to machine ("M2M") applications. We intend to focus our business development efforts on vertical OEM markets by supplying high value products and services using unique technologies, processes and expertise to address the data communications requirements within our customers' vertical markets. These vertical markets may include transportation, logistics and materials management, medical equipment, and others. We are market-directed to leverage our core competencies in wireless connectivity, high-density electronic component packaging and engineering design by providing exceptional customer service.

        Our strategy is to continue building the high-density wireless product line based on a technology roadmap and to expand the product offerings to address the developing standards in 802.11 connectivity, as well as other radio protocols.

        We also intend to provide custom designed solutions for vertical market OEM's.

Marketing and Distribution, International Sales

        We market our products throughout the world directly through our own sales staff and through independent manufacturers' sales representatives. Sales representatives obtain orders on an agency basis and shipments are made by us directly to the customer. The sales representatives receive a commission on sales of our products within their territories. Our international distributors will order wireless products based on their needs and do not have a right of return.

        In fiscal year 2005, approximately 15% of our sales were export sales, as compared to 12% in fiscal year 2004 and no foreign sales in fiscal year 2003. Foreign sales are made in U.S. dollars. Our foreign sales were made primarily to Canada and Western Europe.

        Specific demand shifts by customers could result in significant changes in our export sales from year to year.

Service and Warranty

        We offer warranties of various lengths, which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturer, perform warranty obligations and other maintenance services for our products in Southern California and at our contract manufacturer overseas.

Products

        The Company's Airborne wireless products now represent the continuing operations of the company.

        Airborne™ wireless product line—During September 2003, the Company announced that it had developed a high-density package addressing needs in the industrial wireless marketplace with a product known as the Airborne ™ Wireless LAN Node module. The wireless product utilizes the 802.11b standard communications protocol (also known as "WiFi") and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe Original Equipment Manufacturer (OEM) customers as well as end-user customers have a need for an integrated local area network wireless connectivity solution. The wireless module includes a radio, base-band processor, an application processor and software for a "drop-in" web-enabled WiFi solution for connecting equipment, instrumentation and other devices to a local area network. An additional plug-and-play version of the product was developed and named AirborneDirect™. This product provides a web-enabled wireless connectivity solution for industrial equipment already in field use. Since, for the customer, there is no need to develop the software, or develop the radio frequency and communications expertise in-house, customers can realize reduced product development costs and a quick time-to-market. The AirborneDirect™ modules provide instant local area network and Internet connectivity, and connect through standard serial or Ethernet interfaces to a wide variety of applications.

        The Airborne™ modules were designed to provide wireless local area network and Internet connectivity in transportation, logistics, point of sale devices, medical equipment, and other industrial products and applications. The product was designed to address the needs of small to medium volume applications where time to market, industrial temperature compatibility and ease of implementation are key factors in the decision to implement a wireless connectivity solution. Equipment with an Airborne™ module, either embedded or attached, can be monitored and controlled by an handheld device, by a personal computer in a central location or over the Internet. This eliminates cabling, allows the equipment to be portable and provides an effective mode of supplying the non-PC device to a local area network and the Internet. For example, the module can be a solution for communicating remote sensing and data collection activities through the Internet to a user's PC or network database software.

        The product line was introduced in September 2003, with evaluation units and production units available for sale. Sales of wireless products amounted to $1.4 million in fiscal 2005 and $96,000 in fiscal year 2004. The Company will continue to invest in this product line and may identify other potential opportunities to expand its product offering.

Discontinued Products

        Prior to September 2004, the Company's primary product for sale in the marketplace was the LPTM Stack. This product line permitted the stacking of memory chips for a higher density memory solution utilizing the same space on a printed circuit board. The Company also produced a custom product line of ceramic and plastic memory custom modules with a variety of capabilities targeted to meet market requirements in the industrial, defense and aerospace (IDA) industries. The Company no longer produces either the LP Stack or the IDA products. The historical revenues and results of operations from these products are treated as discontinued operations in the Company's financial statements.

Competition

        The competition that we face contributes to our challenges in achieving targeted sales growth and market acceptance of our products. Without rapid sales growth, we will not be able to generate revenues sufficient to establish or maintain a profitable business for our products. The wireless communications industry is extremely competitive and marked by rapid technology changes, new product developments, rapid product obsolescence, evolving industry standards and price erosion over the life a product. Our products compete on the basis of customer service, performance, functionality, pricing, quality and reliability, time-to-market delivery capabilities, and compliance with industry standards. While we believe that we compete favorably with respect to the foregoing characteristics, there can be no assurance that we shall succeed in being competitive with existing or future products.

        We have competition from other wireless products using 802.11 technology. There are also other companies that offer similar products with the same or other configurations and radio communication protocols, including cellular, Bluetooth and proprietary radio solutions that will compete with our Airborne wireless module. The primary competitors in providing embedded 802.11 wireless solutions to OEM customers are Lantronix Inc. and Digi International Inc. Other competitors may provide alternative radio protocols such as cellular or other proprietary technologies for sale to OEM's. These competitors include Wavecom SA, Maxstream, and Skybility. Other companies such as Symbol Technologies Inc. and Cisco Systems Inc. make wireless solutions that are not primarily aimed at OEM customers, but may be used in those applications and have been in certain circumstances. Many of these companies in the wireless market have greater financial, manufacturing and marketing capabilities than we have.

        We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features and rapidly acquire significant market share. We expect our competitors will continue to improve the performance of their current products, reduce their prices, or introduce new products that may achieve superior performance or improved pricing. In addition, some of our significant suppliers could also become our competitors, many of whom have the ability to manufacture competitive products at lower costs because of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. These OEM system producers could choose to do their wireless development themselves. A host of new start-ups could focus on specific applications segments and integrators could use their engineering and manufacturing to provide solutions. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge. Any of these events could render our technology or products obsolete or uncompetitive.

Backlog

        Our order backlog on February 28, 2005 was estimated at $884,000 as compared to $71,000 on February 28, 2004. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year.

        Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to ship within the one year period, we cannot make any guarantee that such orders will not actually be shipped or that such orders will not be delayed or cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.

Manufacturing and Suppliers

        The manufacturing for the wireless product is being done offshore and some final assembly is being done at a contract manufacturer in the United States. We are reliant on the offshore manufacturer to provide a quality product and meet our production requirements. We currently have a six to eight week lead-time on various products and schedule the manufacturing requirements based on our sales forecasts. Changes to the sales forecast could affect the inventory level of the wireless product. There is currently no second source for the production of the wireless module, but DPAC does have the right to transfer production to another manufacturer if there are problems with the manufacturer. If DPAC were required to change its primary offshore manufacturer, it would require significant time. This may lead to not having sufficient inventory to meet pending sales requirements. We believe that the offshore manufacturing is of sufficient size and resources to meet any production requirements that DPAC may have, including any foreseeable increased volume needs for the wireless products. Also, we believe that the production facilities owned by our contract manufacture are in good condition and well maintained and are not currently in need of any major investments.

        As a result of outsourcing our production to a contract manufacturer, the cost, quality, performance and availability of our offshore contract manufacturer are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-ups of our contract manufacturer for new products, or any delays in the qualification by our OEM customers of our contract manufacturer facilities and our products produced there, could cause us to miss customer agreed product delivery dates or potentially lose revenues. Similarly, if there were an inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers, we could miss customer agreed product delivery dates or otherwise forgo revenues.

        Furthermore, our reliance on certain single-source and limited-source components exposes us to quality control issues if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in single-source or limited-source components or products could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively retune or redesign our products, we could lose customer orders or incur additional costs, which could have a material adverse effect on our gross margins and results of operations.

Research and Development; Patents and Technology Rights

        Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for fiscal year 2006 will focus on developing new wireless and related products and expanding our product offerings.

        We are currently involved in research and development for new software and hardware approaches for utilization in our wireless product line, as well as the development of package level products that may incorporate our wireless products as part of the overall system design. Our product development activities are solution driven, and our goal is to create technological advancements by working with each customer to develop advanced cost-effective products that solve each customer's specific requirements. However, we for the most part develop products within the 802.11 standard and infrequently might develop patentable inventions. The 802.11 standards on which our products are based are defined by IEEE and designed to insure interoperability of all products purporting to meet the standard.

        We have applied for one patent for the Airborne wireless products. It is unknown if the patent will be granted. The wireless products also contain software that has international copyright protection; although copyrights offer only certain limited protections and only in certain jurisdictions. We intend to continue to try to protect our technology and process technologies. However, the patent application, and any resultant patent, may not afford our products any competitive advantage. Any patent that may be granted will provide only certain protections and only in certain jurisdictions. To the extent patent protection may exist, third parties may potentially challenge and attempt to invalidate any patents. Any patents also may be infringed or circumvented by third parties. Competitors could manufacture and sell similar products, with or without an infringement of our patent, if any.

        Research and development expenses were approximately $1.4 million, $1.6 million, and $870,000 in fiscal years 2005, 2004, and 2003, respectively. We will continue to invest into new products and software and expect that research and development will continue to be an important element of the ongoing plans of the Company. Our initial wireless product was released in September 2003 after an initial year of research and development.

Environmental Matters

        We are not aware of any claims or investigations related to environmental matters that have materially affected or are expected to materially affect our business. We are not aware of any material effects that compliance with environmental regulations may have upon our capital expenditures, earnings or competitive position. Our compliance-related costs have been immaterial in amount and comprised mostly of administrative costs and expenses.

Employees

        At April 15, 2005, we had 22 full-time employees, of which 7 were engaged in engineering, 2 in manufacturing, production and testing, 1 in quality assurance, 7 in marketing/sales and 5 in management and administration. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2: PROPERTIES

        On February 1, 2004 we renewed our lease of executive offices and manufacturing facilities in an industrial park in Garden Grove, California. We had reduced our required square footage in the facility to 27,857 square feet from the 37,060 that we had previously leased. The lease term ends on April 30, 2007 and provides for an effective straight-line monthly rental rate of $22,093 plus additional variable costs for common area maintenance costs.

        On March 25, 2005, we sub-leased to an unrelated sublessee approximately 10,400 square feet of executive and manufacturing facilities at the Garden Grove facility. The sub-lease provides for monthly cash payments of approximately $7,200 per month, which includes the costs for common area maintenance, and its term ends on April 30, 2007.

ITEM 3: LEGAL PROCEEDINGS

        We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock trades on the Nasdaq SmallCap Stock Market under the symbol "DPAC." The following table sets forth the high and low closing sale prices on the Nasdaq SmallCap Market as reported by The Nasdaq Stock Market.

	High	Low
Fiscal Year ended February 29, 2004:
Quarter Ended
May 31, 2003	$1.40	$0.90
August 31, 2003	$1.46	$1.11
November 30, 2003	$2.06	$1.31
February 29, 2004	$2.49	$1.35
Fiscal Year ended February 28, 2005:
Quarter Ended
May 31, 2004	$1.37	$0.73
August 31, 2004	$0.90	$0.34
November 30, 2004	$0.61	$0.38
February 28, 2005	$1.37	$0.46

Holders

        There were approximately 250 shareholders of record as of April 30, 2005. We believe there are approximately 6,500 beneficial shareholders of DPAC Common Stock held in street name.

Dividends

        We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

Nasdaq SmallCap Listing

        In August 2004, DPAC (ticker: DPAC) elected to apply and was approved for listing of its common stock on the Nasdaq SmallCap Market, transferring from the Nasdaq National Market listing after its shareholders' equity balance decreased to less than the $10 million level required for continued listing on the National Market.

        During June 2004, DPAC received a letter from the Nasdaq Stock market indicating that our common stock had failed to meet one of the Nasdaq SmallCap Market's continuing listing requirements—that the closing bid price be at least $1.00 per share. The reported bid price had been below $1.00 per share for the preceding 30 consecutive trading days before the date of the letter indicating our deficiency. The Nasdaq letter allowed us 180 days to regain compliance, or until December 20, 2004. On December 21, 2004, we received a letter from the Nasdaq Stock market granting us an additional 180 days to regain compliance, or until June 20, 2005. To regain compliance, the closing bid price for shares of our common stock would need to exceed $1.00 in any 10 consecutive trading days ending on or prior to June 20, 2005.

        If the merger with Quatech (see Item 1) is approved and is completed, DPAC will request to maintain its listing on the Nasdaq SmallCap Market. The Staff of the Nasdaq Stock Market has notified us that they have determined that, if our transaction with QuaTech, Inc., is completed, the

Nasdaq Listing Qualifications department would judge us as if we were an initial listing applicant. The standards for initial listing are higher than for continued listing. For instance, the minimum bid price requirement is $4.00 for initial listing.

        We gave written notice to Nasdaq on May 20, 2005 that requested a hearing on the Nasdaq Staff's determination described in the preceding paragraph. In addition, we notified Nasdaq that we presently fail to continue to meet the $2.5 million minimum shareholders' equity requirement for continued listing, and requested that the hearing address such issues, as well.

        DPAC will request approval from the stockholders during the fiscal year 2005 annual meeting for the QuaTech, Inc. transaction and for our board to authorize a reverse stock split. If approved, and our board of directors effects a reverse stock split, the resultant stock price could be above the minimum bid price compliance level; and we believe that the transaction will result in a shareholders' equity in excess of its minimum; provided, however, the Nasdaq is not required to grant us a continued listing, and listing privileges can be denied either based on specific rules or in the discretion of Nasdaq. We are also not assured of an initial listing (if treated as such) because of the same reasons and also that it may be impractical for us to meet one or more of the higher requirements of initial listing. If any requirement for listing is not met, the securities of the company would then be trade on the over-the-counter bulletin board.

Equity Compensation Plan Information

        Our shareholders have approved all compensation plans under which DPAC's Common Stock currently is reserved for issuance. The following table provides summary information as of February 28, 2005 for all equity compensation plans of DPAC.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	No. of Shares of Common Stock Remaining Available for future Issuance under the Equity Compensation Plans (excluding shares reflected in column 1)
Equity Compensation Plans Approved by Shareholders	5,400,945	$1.87	3,028,272

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	5,400,945	$1.87	3,028,272

ITEM 6: SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," both the IDA and memory stacking product lines were classified as discontinued operations in the second quarter of fiscal year 2005, and the related financial results are reported separately as discontinued operations for all periods presented. Certain financial information regarding these product lines included in discontinued operations is set forth below. The following selected statement of operations data for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, and the consolidated balance sheet data at February 28, 2005 and February 29, 2004 have been derived from audited financial statements included elsewhere in this Report. The data presented below for the years ended February 28, 2002 and 2001 and as of February 28, 2003, 2002 and 2001 are derived from audited financial statements that are not included in this Report, after restatement for discontinued operations.

	Year Ended February 28 (29),
Selected statement of operations data:
	2005	2004	2003	2002	2001
NET SALES	$1,426,398	$95,712	$—	$—	$—
COST OF SALES	1,036,988	101,317	—	—	—
GROSS PROFIT (LOSS)	389,410	(5,605)	—	—	—
COSTS AND EXPENSES:
Sales and marketing	1,922,542	846,725	519,205	47,663	17,746
Research and development	1,404,651	1,648,805	869,667	501,136	287,563
General and administrative	2,607,948	2,720,988	3,114,954	2,048,878	2,445,836
Goodwill impairment charge	4,528,721	—	—	—	—
Restructuring and impairment charges	665,086	870,854	—	—	—

Total costs and expenses	11,128,948	6,087,372	4,503,826	2,597,677	2,751,145
INCOME (LOSS) FROM OPERATIONS	(10,739,538)	(6,092,977)	(4,503,826)	(2,597,677)	(2,751,145)
INTEREST INCOME	36,116	56,176	113,637	181,356	269,671
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(10,703,422)	(6,036,801)	(4,390,189)	(2,416,321)	(2,481,474)
INCOME TAX PROVISION (BENEFIT)	—	4,763,984	(1,791,301)	—	—

LOSS FROM CONTINUING OPERATIONS	(10,703,422)	(10,800,785)	(2,598,888)	(2,416,321)	(2,481,474)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	238,424	(3,123,519)	5,056,766	4,374,416	4,303,673

NET (LOSS) INCOME	$(10,464,998)	$(13,924,304)	$2,457,878	$1,958,095	$1,822,199

NET INCOME (LOSS) PER SHARE, Basic and diluted:
Continuing operations	$(0.46)	$(0.51)	$(0.12)	$(0.12)	$(0.12)
Discontinued operations	$0.01	$(0.15)	$0.24	$0.21	$0.21
Net (loss) income	$(0.45)	$(0.66)	$0.12	$0.09	$0.09
WEIGHTED-AVG. SHARES OUTSTANDING:
Basic and Diluted	23,319,395	21,102,387	21,010,700	20,951,186	20,101,515

	February 28 (29),
Selected balance sheet data:
	2005	2004	2003	2002	2001
Cash and cash equivalents	$2,693,938	$4,477,396	$8,197,144	$6,258,836	$5,346,525
Working capital	1,546,033	4,276,482	10,300,015	8,866,093	5,617,751
Total assets	4,130,904	13,087,970	25,752,805	21,341,353	21,763,103
Long-term debt	701,132	688,940	98,829	421,176	786,828
Total shareholders' equity	$1,439,213	$10,060,962	$23,397,416	$18,176,050	$16,221,232

(1)
Fiscal year 2004 ended on February 29, 2004

(2)
312,869, 443,467, 222,600, 346,739 and 1,036,899 potential common shares have been excluded from diluted weighted average common shares for fiscal years 2005, 2004, 2003, 2002, 2001 respectively, as the effect would be anti-dilutive to the losses incurred from continuing operations.

(3)
See discussion of restructuring and impairments charges in ITEM 1. Significant Business Developments in Fiscal 2005- Discontinued Operations of Historical Product Lines

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        The following discussion and analysis of our financial condition and results of continuing operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operating Losses

        The Company has experienced losses from operations for the past twelve quarters. Even if our expectations for net sales for future periods are met, we continue to expect losses from operations for several future quarters. Our longer-term potential for profitability depends upon successful product introductions by our present and future customers. Their products incorporate our Airborne products into the final OEM products for sale to the end-user customers. We must secure a sufficient number of OEM customers whose products generate a sufficient sales volume for our product before we can reach the revenues necessary for profitability. This is due to the level of selling, general and administrative expenses and research and development expenses we are incurring to introduce the product to the market and other expenses.

        Period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that from time to time our operating results will be below the expectations of some investors and not above the expectations of enough investors. In such events, the market price of our Common Stock would be adversely affected, in some proportion, and perhaps disproportionately. We ourselves have difficulties forecasting, and there are numerous risks and uncertainties concerning, the timing of our customers' initiating their production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of similar products, decreases or increases in the costs of the components, uncertain market acceptance, our competitors, delays, or other problems with new products, software, manufacturing, inefficiencies, cost overruns, fixed overhead costs, competition from new wireless products using 802.11 with newer technology, and challenges managing production from overseas suppliers, among other factors, each of which will make it more difficult for us to meet expectations.

        Successful implementation of the Airborne wireless products and new product lines will require, among other things, best-in-class designs, exceptional customer service and patience. Also timing of revenue may be affected by the length of time it may take our customers in designing our Airborne product into their product lines and introducing their products. In addition, our revenues are ultimately limited by the success of our customers' products in relation to their competition.

        Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation.

        Accordingly, for these reasons among many others, there can be no assurance that we will become profitable in any future period.

        Our operating results were materially reduced from historic levels by our sale on May 6, 2004 of the industrial, defense and aerospace product line as well as the sale on June 6, 2004 of the LP memory stacking business. These two legacy product lines accounted for approximately $19.5 million (99%) of the fiscal year 2004 net sales, prior to restatement for discontinued operations. After we sold these product lines in fiscal year 2004, we began reporting operating results from these product lines as discontinued operations. These discontinued operations are excluded from our operating results.

Fluctuations in Operating Results

        The primary factors that may in the future create material fluctuations in our results of operations include the following: timing and amount of shipments, changes in the mix of products sold, any inability to procure required components, whether new customer orders are for immediate or deferred delivery, the sizes and timing of investments in new technologies or product lines, a partial or complete loss of any principal customer, any addition of a significant new customer, a reduction in orders or delays in orders from a customer, excess product inventory accumulation by a customer, and other factors.

        During the prior two years, DPAC divested itself of its historical product lines and primary sources of revenues and committed its future and resources to developing and selling wireless technology. During fiscal year 2005, we focused on restructuring DPAC to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry.

        The need for continued significant operating expenditures for research and development, software and firmware enhancements, ongoing customer service and support, and administration, among other factors, will make it difficult for us to reduce our operating expenses in any particular period, even if our expectations for net sales for that period are not met. Therefore, our fixed overhead may negatively impact our operating results.

        There can be no assurance that we will be able to be profitable in any future period. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance.

        Due to the foregoing factors, it is likely that in some future period our operating results and financial condition will be below the expectations of public market or investors generally. In such event, the market price of our Common Stock or other securities could be materially and adversely affected.

Critical Accounting Policies and Estimates

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In order to aid you in fully understanding and evaluating our reported financial results, the significant accounting policies which we believe to be the most subjective and critical include the following:

  Revenue Recognition

        The majority of our revenue is derived from the sales of products. DPAC recognizes revenue from product sales at the time of shipment and passage of title. We only offer our customers the right to return products that do not function properly within a limited time after delivery. While such returns have historically been insignificant and within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates, including our newly introduced wireless products, and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

  Inventories

        We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. We additionally consider additional facts and circumstances in order to determine whether any condition exists that would confirm or deny the need for recording a write-off. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale of the related inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

  Property, Plant and Equipment

        The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in SFAS No. 144. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. Significant changes in the Company's operations, such as those occurring in the LP Stacking market in fiscal year 2004, result in changes to our estimated future cash flows. Such changes necessitated no asset write-downs in fiscal year 2005 and asset write-downs of $1.2 million in fiscal year 2004.

  Goodwill

        We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, we review the market prices for our Common Stock, as well as other factors. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss.

        As prescribed by SFAS 142, the Company performed its annual valuation to determine if an impairment of goodwill had occurred as of February 28, 2005. We reviewed the market value of the Company's outstanding common stock, as well as subjective valuations based on our projections of revenues, costs of goods sold, operating margins and cash flows. Based on our current financial projections, we have concluded that cash flows to be generated from operations, as well as cash that might be available from our bank line of credit, in all probability will not be sufficient to maintain liquidity for the Company through the next twelve months. Based on this condition, the Company concluded that the entire amount of goodwill on its balance sheet had been impaired and, therefore, recorded $4.5 million non-cash impairment charge to its operating statement during the fourth quarter of fiscal year 2005.

  Deferred Taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. During the third quarter of fiscal year 2004, we experienced a significant decrease on our operating results, which continued throughout the remainder of the year. During the third quarter of fiscal year 2004, we determined it was more likely than not that we would not be able to recover such net deferred tax assets and we recorded a valuation allowance against all of our net deferred tax assets which substantially increased our effective tax rate for this period and the entire fiscal year. Any significant changes in statutory tax rates or changes in our assessment of deferred tax asset recoverability could have a material impact on the value of our deferred tax assets and liabilities, and our reported financial results.

  Accruals for Restructuring and Impairment Charges

        We recorded $1.8 million and $3.9 million of restructuring and impairment charges, not including goodwill impairment, during fiscal years 2005 and 2004, respectively. These restructuring and impairment accruals related primarily to workforce reductions, utilization of our facility, and the discontinuation of certain historical product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period in which they become known.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 123R (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually in footnotes to our financial statements. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition for the compensation cost of share-based payments. The provisions of SFAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

        In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this new standard may have on our financial position or results of operations.

Results of Operations

        The following table summarized DPAC's results of operations as a percentage of net sales for the three years in the period ended February 28, 2005.

	As a Percentage of Net Sales Fiscal Years Ended February 28,
	2005	2004(1)	2003
NET SALES	100.00%	100.00%	(2)
TOTAL COST OF SALES	72.7%	105%	—
GROSS PROFIT	27.3%	(.06)%	—
OPERATING EXPENSES:
Sales and Marketing	134.8%	884%	—
Research and development	98.5%	1,722%	—
General and Administrative	182.8%	2,842%
Goodwill impairment charge	317.5%	—
Restructuring and impairment charges	46.6%	909%	—

Total operating expenses	780.2%	6,360%	—
LOSS FROM OPERATIONS	(752.9)%	(6,365)%	—
OTHER INCOME, net	2.5%	58.7%	—

LOSS BEFORE INCOME TAX PROVISION	(750.4)%	(6,307)%	—
INCOME TAX PROVISION	—	4,977%	—

NET LOSS FROM CONTINUING OPERATIONS	(750.4)%	(11,284)%	—

(1)
Fiscal year 2004 ended on February 29.

(2)
There were no revenues associated with continuing operations during fiscal year 2003, therefore the percentages are not applicable for the schedule and have not been presented.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Net Sales.

        Net sales for the year ended February 28, 2005 of $1.4 million consisted of sales of evaluation kits, prototype units, pre-production and limited productions quantities of the Company's Airborne™ wireless product line, including an engineering development contract of $150,000. This compares to sales of $90,000 for the prior fiscal year, a period in which the wireless product was primarily still in a development stage. The increase in revenue was due to a full year of selling the new product line as well as the introduction of the product line to a new potential customer base.

Gross Profit.

        Gross profit for the year ended February 28, 2005 was $389,000 (or 2.7% of sales), as compared to a negative margin of $6,000 in the prior fiscal year, as there were negligible revenues during that earlier period. Gross margins are low due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments. Our gross margins may be expected to increase when our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of cost. See "Forward-Looking Statements."

Costs and expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Fiscal Years Ended
	2/28/2005	2/29/2004
OPERATING EXPENSES:
Sales and Marketing	$1,922,542	$846,725
Research and development	1,404,651	1,648,805
General and Administration	2,607,948	2,720,988
Goodwill Impairment charge	4,528,721	—
Restructuring charges	665,086	870,854

Total operating expenses	11,128,948	6,087,372

Sales and Marketing

        For fiscal year 2005, sales and marketing expense of $1.9 million increased by $1.08 million or 127% from $847,000 for the same period in the previous fiscal year. The increase is due to an increase in spending on sales and marketing efforts related to launching the Airborne wireless product line, which includes increased expenditures of $870,000 for sales and marketing related personnel, an increase of $93,000 in travel expenses to introduce the product and an increase of $105,000 for participating in trade shows, print advertising, web development and advertising.

Research and Development.

        Research and development expenses for fiscal year 2005 of $1.4 million decreased by $244,000 or 14.8% from $1.6 million in the prior fiscal year. The decrease in research and development expense was primarily due to the shift of the Airborne product line to a production environment from a full development environment and the reduction of research and development in several other market applications. The Company is continuing to invest in research and development to expand and develop new wireless products. See "Forward-Looking Statements."

General and Administrative Expenses.

        For fiscal year 2005, selling, general and administrative expenses of $2.6 million decreased by $113,000 or 4.2% from $2.7 million for the same period in the previous fiscal year. The net decrease is due to the following offsetting items within the general and administrative category:

Category:	Fiscal Year 2005 Increase/(decrease)
Personnel/Wages and benefits	$109,000
Recruitment	78,000
Professional development	(30,000)
Office equipment-depreciation	(31,000)
Insurance premiums	(129,000)
Legal services	(78,000)
Stock transfer/Nasdaq fees	74,000
Bad debts	(29,000)
Taxes and licenses	(76,000)

        The increase in the general and administrative personnel costs of $109,000 is due to the hiring of an additional person to help with the administrative functions of the wireless products. The potential customer base increased and numerous samples were distributed requiring additional administrative costs. The recruitment fee increase of $78,000 is mainly due to the cost to recruit and hire qualified engineers and sales personnel for the new product line as it began to ship. The decrease in professional development of $30,000 is due to the completion of outside training courses in the previous year that were not continued into fiscal year 2005. Office depreciation decreased by $31,000 as much of the equipment used by the wireless administration had been fully depreciated. The insurance premium expense decreased by $129,000 relating to general liability as the net revenues significantly decreased from the previous fiscal year's revenue. Legal services decreased as several items resolved in the previous fiscal year were not carried forward into fiscal year 2005. The public company stock fees increased by $74,000 as DPAC transferred from the Nasdaq National Market to the Nasdaq Small Cap market during fiscal year 2005. Bad debts decreased during fiscal year 2005 as the Company recovered $29,000 from an account that had been written-off during fiscal year 2004. Additionally, a liability for taxes and licenses of $76,000 was reversed during fiscal year 2005 as several tax audits were concluded during the year, resulting in the reduction of the tax liability.

Goodwill Impairment Charges.

        Pursuant to SFAS 142, the Company performed its annual valuation to determine if an impairment of goodwill had occurred as of February 28, 2005. The Company reviewed the market value of its outstanding common stock, as well as subjective valuations based on projections of revenues, costs of goods sold, operating margins and cash flows. Based on these analyses, the Company concluded that cash flows to be generated from operations, as well as cash that might be available from our bank line of credit, in all probability will not be sufficient to maintain liquidity for the Company through the next twelve months. Based on this condition, the Company concluded that the entire amount of goodwill had been impaired and, therefore, recorded a non-cash impairment charge of $4.5 million during the fourth quarter of fiscal year 2004. The Company did not record any similar impairment charge during fiscal year 2004.

Restructuring and Related Impairment Charges.

        We recorded $665,000 and $871,000 million of restructuring and related impairment charges during fiscal years 2005 and 2004, respectively. These restructuring and impairment accruals related primarily to workforce reductions, utilization of our facility, and the discontinuation of certain equipment. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

Interest.

        In fiscal year 2004, interest income of $36,000 had decreased by $20,000 from interest income in the same period in the prior fiscal year due to lower average cash balances available to earn interest.

Income Taxes.

        In fiscal year 2004, a full valuation allowance was recorded against the related deferred tax assets, resulting in the recording of a net income tax provision of $4.8 million for the fiscal year. No income tax benefit or provision has been provided for fiscal year 2005. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be reevaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations.

        The net gain from discontinued operations for the fiscal year 2005 was $238,000 as compared to a net loss of $3.1 million for the prior fiscal year. The gain in the current fiscal year resulted from revenues of $5.6 million and included impairment and restructuring charges of $1.2 million, which were partially offset by a gain of $721,000 on the sale of memory stacking technology, including excess inventory, and the IDA product line. The net loss from discontinued operations for the year ended February 29, 2004 resulted from revenues of $19.5 million and included impairment and restructuring charges of $1.8 million.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," both the IDA and memory stacking product lines are classified as discontinued operations beginning in the second quarter of fiscal year 2005, and the related financial results are reported separately as discontinued operations for all periods presented. Certain financial information regarding these product lines included in discontinued operations is set forth below:

	Year ended,
	February 28, 2005	February 29, 2004
Revenue	$5,563,672	$19,471,397
Cost of sales and operating expenses	4,886,508	20,811,718
Restructuring and impairment charges	1,159,432	1,783,198
Gain on sale of assets	720,692

Net gain (loss) from discontinued operations, net of tax effect	$238,424	$(3,123,519)

	February 28, 2005	February 29, 2004
Accounts receivable, net	$164,134	$1,351,950
Inventories	—	394,983
Property, net	—	1,274,204

Total assets	$164,134	$3,021,137

Current portion of capital leases	$109,800	$160,081
Accounts payable and accrued expenses	20,087	867,832
Accrued restructuring costs—current	338,065	83,418
Deferred revenue	—	80,184

Total current liabilities	467,952	1,191,515
Accrued restructuring costs- long term	303,447	106,979
Capital leases, net of current portion	139,978	254,060

Total Liabilities	$911,377	$1,552,554

        During the year ended February 28, 2005, the Company recorded net restructuring charges related to discontinued operations of $1.2 million, which included severance charges of $864,000 and a reserve for vacated excess facilities of $295,000. The severance charges are the result of a reduction in workforce of 33 individuals, which included two executive officers, two director level administrative employees and 29 production and clerical positions. The accrued severance charges are payable over the period ending December 31, 2006.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

        The financial analysis for fiscal year 2004 as compared to fiscal year 2003, represents our continuing operations, and excludes the discontinued IDA and memory stacking products.

Net Sales

        Fiscal year 2004, in which the Company had net sales of $95,712, was the first year in which prototypes and evaluation units were available to sell the Company's Airborne wireless product line. This compares to no revenue in the prior fiscal year, a period in which the wireless product was still in a development stage. The revenue in prior years was comprised entirely of the discontinued product lines.

Gross Loss

        Gross loss for the year ended February 29, 2004 was a negative $5,605, as there was negligible revenue during this period. The previous year had no revenue or cost of sales related to the wireless product line.

Costs and expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Fiscal Years Ended
	2/29/2004	2/28/2003
OPERATING EXPENSES:
Sales and Marketing	$846,725	$519,205
Research and development	1,648,805	869,667
General and Administration	2,720,988	3,114,954
Restructuring charges	870,854	-0-

Total operating expenses	$6,087,372	$4,503,826

Sales and Marketing

        For fiscal year 2004, sales and marketing expense of $847,000 increased by $328,000 or 63% from $519,000 for the same period in the previous fiscal year. The increase is due to an increase in spending on sales and marketing efforts related to launching the Airborne wireless product line, which includes increased expenditures of $156,000 for sales and marketing related personnel, an increase of $52,000 in travel expense to introduce the product and an increase of $82,000 for participating in trade shows, print advertising, web development and advertising.

Research and Development.

        Research and development expenses for fiscal year 2004 of $1.6 million increased by $779,000 or 90% from $870,000 in the prior fiscal year. The increase in research and development expense was primarily due to a full year in the introduction and development of the Airborne wireless product line as compared to only a partial year in fiscal year 2003. The initial development of the wireless product concept began in September 2002, therefore the fiscal year 2003 expense only had six months of expenses relating to the development. The Company will continue to invest in research and development to expand and develop new wireless products. See "Forward-Looking Statements."

General and Administrative Expenses.

        For fiscal year 2004, general and administrative expenses of $2.7 million decreased by $394,000 or 13% from $3,115,000 for the same period in the previous fiscal year. The net decrease is due to the following offsetting items within the general and administrative category:

General and Administrative Category:	Fiscal Year 2004 Increase/(decrease)
Building rent	$(148,000)
Insurance premiums	109,000
Professional services	69,000
Acquisition search costs	(280,000)
Directors fees/travel	55,000
Investor relations	(167,000)

        The decrease in dollar amount is primarily attributed to the following expenses as compared to the same accounts for the previous fiscal year:

        Building rent expense- During the second quarter of fiscal year 2004, the lease in the Laguna Hills expired, resulting in a reduction of rent expense from the previous year of approximately $100,000. Additionally, less square footage was allocated to the general and administrative function during fiscal year 2004 as compared to fiscal year 2003 resulting in the additional decrease.

        Insurance premiums- During fiscal year 2004, the directors and officers insurance policy increased, causing the significant increase in insurance. Also, the Company's health insurance increased during this period.

        Professional services—Professional services increased during fiscal year 2004 as an acquisition attempt during fiscal year 2003 failed resulting in a write-off of $280,000 of expenses associated with the acquisition. After the failed acquisition, DPAC hired an investment banker and another firm to continue looking for potential acquisitions, resulting in an increase of $68,000 for professional services.

        Acquisition search costs- During fiscal year 2003, DPAC incurred acquisition search costs of $280,000. During fiscal year 2004, there were no significant costs associated with acquisition search costs except as described in professional services.

        Directors' fees and travel- As the Company evolved from fiscal year 2003 to fiscal year 2004, the board of directors began meeting with additional frequency as the stacking business of the Company began to decrease. The additional meetings and new compliance with documentation for the board resulted in an increase in directors' fees and travel of approximately $55,000.

        Investor relations expense- During fiscal year 2004, we brought the investor relations function in house and absorbed the responsibilities with existing employees. This resulted in a reduction in investor relations expense of approximately $167,000 as compared to the previous fiscal year.

Interest

        Interest income of $56,000 decreased by $57,000 from the same period in the prior fiscal year due to the decline in interest rates that we were able to earn on our short term investments as well as a reduction in the cash balance that is eligible to earn interest.

Income Tax Provision

        The Company recognized deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in a charge to fiscal year 2004 earnings of $4.8 million. In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014.

        The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS109"), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance.

Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's net losses incurred represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," both the IDA and memory stacking product lines are classified as discontinued operations beginning in the second quarter of fiscal 2005, and the related financial results are reported separately as discontinued operations for all periods presented. Certain financial information regarding these product lines included in discontinued operations is set forth below:

        The net loss from discontinued operations for fiscal year 2004 was $3.1 million as compared to a net gain of $5.1 million for the prior fiscal year. The loss in the current fiscal year resulted from revenues of $19.5 million and included impairment and restructuring charges of $3.0 million. The net gain from discontinued operations for the year ended February 28, 200 resulted from revenues of $34.5 million and included no restructuring charge.

	Year ended,
	February 29, 2004	February 28, 2003
Revenue	$19,471,397	$34,489,465
Cost of sales and operating expenses	20,811,718	29,432,699
Restructuring and impairment charges	1,783,198	—
Gain on sale of assets

Net gain (loss) from discontinued operations, net of tax effect	$(3,123,519)	$5,056,766

	February 29, 2004	February 28, 2003
Accounts receivable, net	$1,351,950	$2,599,732
Inventories	394,983	980,592
Other current assets		112,003
Property, net	1,274,204	3,299,307

Total assets	$3,021,137	$6,991,634

Current portion of capital leases	$160,081	$286,236
Accounts payable and accrued expenses	867,832	1,579,896
Accrued restructuring costs—current	83,418	—
Deferred revenue	80,184	—

Total current liabilities	1,191,515	1,866,132
Accrued restructuring costs- long term	106,979	—
Capital leases, net of current portion	254,060	98,829

Total Liabilities	$1,552,554	$1,964,961

        During the year ended February 29, 2004, the Company recorded net restructuring and impairment charges related to discontinued operations of $3.1 million, which included severance charges of $504,000, impairment of non-production assets of $960,000, facility lease termination charges of $321,000, and, included in cost of sales in the chart above, the loss on sale of and impairment of production equipment of $1.0 million and impairment of inventory of $175,000.

  FISCAL YEAR 2005 RESTRUCTURING

        As a result of the significant decline in the demand for the Company's stacking products, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

        During fiscal year ended February 28, 2005, the Company recorded net restructuring charges affecting continuing operations of $665,000, which are comprised of severance charges as the result of a reduction in workforce of ten individuals, including the Company's prior CFO. The accrued severance charges are payable over the period ending December 2006. During fiscal year 2004, the Company recorded net restructuring charges affecting continuing operations of $871,000, which are comprised mainly of the severance charges related to the termination of the former chief executive officer.

        A summary of the activity that affected the Company's accrued restructuring costs of continuing operations during fiscal years 2004 and 2005 is as follows:

Employee Severance
Balance at 2/29/03	$—
Amounts expensed	870,854
Amounts paid / incurred	(54,155)

Balance at 2/29/04	$816,699
Amounts expensed	665,086
Amounts paid / incurred	(596,663)

Balance 2/28/05	$885,122

        All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements.

        During the year ended February 28, 2005, the Company recorded net restructuring charges related to discontinued operations of $1.2 million, which included severance charges of $864,000 and a reserve for vacated excess facilities of $295,000. The severance charges are the result of a reduction in workforce of 33 individuals. The accrued severance charges are payable over the period ending December 31, 2006.

        The restructuring charges were completed during the second quarter ended August 31, 2004. The charges were incurred to eliminate expenses associated with the previous product lines and reduce future expenses for the new wireless product line. The expenses eliminated were the personnel associated with the previous product lines and a turnover of the sales and engineering functions. The revenues associated with the previous product lines were no longer being produced, therefore the expenses associated with those previous lines were eliminated. While this significantly reduced future expenses, the Company still maintained its support staff and personnel needed for the new wireless product. Additionally, the research and development function of the wireless product was expanded to support future development. The wireless product line is a new product, supported by new personnel and it is unknown as to the future expenses needed to support this new product line.

        Refer to Footnotes 3 and 9 for additional discussions concerning the discontinued operations and the restructuring charges.

  LIQUIDITY AND CAPITAL RESOURCES

        We ended fiscal year 2005 with a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1.0. This compares to a cash balance of $4.5 million, working capital of $4.3 million and a current ratio of 2.8 to 1.0 at the end of fiscal year 2004. In our fourth fiscal year

2004 quarter we consumed cash at a rate of approximately $100,000 per week. If this cash consumption rate continued our cash balance would support us through the end of August, 2005 at which time we would need additional capital in order to continue operations.

        Based on our projected cash consumption rate, management believes that its cash balance of $2.7 million at February 28, 2005 will not be sufficient to finance our operations through fiscal year 2006. Management intends to address the Company's need for additional capital through a transaction with Quatech, Inc. and concurrently raising additional capital. As described in our Form's 8-K filed with the SEC on March 8, 2005 and April 27, 2005, the Company has signed a definitive agreement to acquire Quatech, Inc. for stock. The Company is actively engaged in seeking approximately $2 million of senior debt and $5 million of senior subordinated debt financing to effect and close the merger. We do not have a binding agreement for the additional funding with any person or firm. We can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, or at all, and consequently we can provide no assurance we will be able to close the transaction with Quatech.

        The Company has incurred net losses from continuing operations for each of the last three fiscal years totaling $10.7 million, $10.8 million and $2.6 million in fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, the cash impact of the net loss was somewhat offset by the non-cash charge of the goodwill balance of $4.5 million expensed in fiscal year 2005. Additionally, changes in operating accounts for fiscal year 2005 included the reduction of accounts receivable of $242,000 and inventories of $145,000, due to the changeover of the historical product lines to the current wireless technology. In fiscal year 2004, the loss was somewhat offset by a non cash charge to earnings of $4.7 million to fully reserve the Company's deferred tax assets, and additional non cash charges of $816,699 for the accrual of severance and other restructuring charges which would be paid in the future, $301,560 for compensation expenses associated with stock options and $361,518 in depreciation expense. In fiscal year 2003, the net loss from operations was reduced by a non-cash credit of $1,808,083 for a reduction in the reserve for deferred tax assets. These non cash charges and credits, along with smaller charges and changes in working capital requirements, caused cash used by operating activities to be $6.1 million, $4.0 million, and $4.0 million in fiscal years 2005, 2004 and 2003, respectively.

        The Company's discontinued operations provided cash of $2.5 million, $435,000 and $6.0 million in fiscal years 2005, 2004, and 2003 respectively. The cash generated in fiscal year 2004 and 2003 resulted mainly from the operating income from the sale of the discontinued memory stacks and Industrial, Defense and Aerospace products. In fiscal year 2005, the cash provided from discontinued operations included approximately $1.2 million from the sale of assets and intellectual property related to these operations, approximately $500,000 in working capital reductions from the collection of accounts receivable, and approximately $500,000 in gross margin contributions from the production of close out orders for customers.

        Cash used in investing activities, primarily related to the purchase of computers, office equipment and testing equipment, was $44,000, $437,000, and $161,000 in fiscal years 2005, 2004 and 2003, respectively. We do not have any material commitments or plans for significant capital expenditures in the fiscal year ending February 28, 2006.

        Net cash provided by financing activities was $1.9 million, $286,000 and $57,000 in fiscal years 2005, 2004 and 2003, respectively. The primary sources of funds from financing activities are a private placement in fiscal year 2005 and proceeds from the issuance of common stock associated with the exercise of stock options of $286,000, and $82,000 in fiscal years 2004, and 2003, respectively. On May 6, 2004, the Company completed a private placement of common stock of $2.0 million, which netted the Company approximately $1.8 million. Along with this, DPAC issued approximately 2.48 million shares of common stock to the investors, along with three warrants. The Series A warrants expire in five years and are for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share. The Series B warrants expired in 320 days from the effective registration date and were for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. These warrants were not exercised by any of the holders. The placement agent will receive warrants that will expire in five years and are for approximately 238,000 additional shares at $1.07 per share. The warrants are callable under certain conditions.

        As of February 29, 2005, our future commitments under capital leases through fiscal year 2007 were $460,000. As of April 15, 2005, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

        The Company has available a bank credit facility providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2.0 million. As of February 28, 2005, no amounts were outstanding and available borrowings were approximately $200,000 based on eligible accounts receivable. The credit facility bears interest at the bank's prime rate (5.5% at February 28, 2005) plus 0.5%, expires in June 2005, and is collateralized by all the assets of the Company. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2005, 2004. Such covenants restrict, among other things, the Company's ability to pay dividends on our common stock. The Company is currently evaluating the options available to it for establishing a credit facility after June 2005. There can be no assurance that another credit facility will be available to the Company.

        Management estimates that the Company, at least pending completion of its transaction with QuaTech, Inc., would continue to consume cash for the next several quarters. Therefore, the Company will seek to close the merger with Quatech and continue to seek additional equity financing and debt financing as a means to continue to implement current plans.

        There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period. Management believes that our positive cash position, and our current credit facility will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year.

        The Company is currently in discussions with the previous officers concerning the balance owed for their severance arrangements. At February 28, 2005, this liability due was approximately $1,279,000. These discussions relate to exchanging portions of the liability for common stock or notes convertible into common stock. It is unknown at this time the potential results of these discussions, but a successful negotiation of these liabilities to equity or long-term would reduce the required future cash flow to service these liabilities, which are currently payable at a monthly rate of approximately $60,000 without interest.

        The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the reduction of liabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See "Cautionary Statements."

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under "Contractual Obligations and Commercial Commitments." As of February 28, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

        We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

        At February 28, 2005, we had $147,000 of short-term debt, with an annual interest rate of 5.5%, payable monthly, through July 2005. See "Note 6. Financing Arrangements and Long-Term Debt" in the "Notes to Consolidated Financial Statements" included under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Capital Lease Obligations

        We have various capital lease obligations in connection with equipment purchases. Our current outstanding capital lease obligations of $250,000 relate to manufacturing and test equipment and are included as part of short-term and long-term debt of discontinued operations, as appropriate, within our balance sheet.

Operating Lease Obligations

        We have an operating lease for our facilities with future minimum payments of $630,000 as of February 28, 2005.

Purchase Commitments with Contract Manufacturers

        We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Purchase Commitments

        We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Severance Agreement Commitments

        The Company is party to severance agreements with former employees and is obligated to continue payments on these agreements, with the latest obligation being due in December 2006. The balance due from these arrangements at February 28, 2005 is $851,000 in short-term obligations and $428,000 in long-term obligations. See additional discussion in Liquidity. The severance agreements arose from the termination of the previous officers of DPAC during fiscal years 2005 and 2004 as highlighted below:

        Severance of CEO—On December 18, 2003, the Company accepted the resignation of its CEO. Pursuant to an employment agreement, the former CEO is entitled to salary and benefits totaling approximately $1,100,000 through June 2006. The Company recorded a charge in the fourth quarter of fiscal year 2004 associated with the severance benefits. Approximately $186,000 of the charge related to the acceleration of stock options. The remaining benefits are being paid ratably through June 2006. The remaining balance on the accrued severance for the former CEO is $434,000 at February 28, 2005.

        Severance of COO and CFO—The Company also owes termination benefits pursuant to the employment agreements of the two other former officers of the Company who left the Company during fiscal 2005. The Company recorded charges totaling $995,000 during fiscal 2005 related to these two former officers. The benefits payable under the employment agreements are being paid ratably through December, 2006. The remaining balance on the accrued severance for the former two officers is $750,000 at February 28, 2005.

Tabular Disclosure of Contractual Obligations

        As of February 28, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years
Capital Lease Obligations	$270,000	$123,000	$147,000
Operating Lease Obligations	630,000	287,000	343,000
Purchase Obligations	169,000	169,000	—
Employment Agreements	1,279,000	851,000	428,000
Total	$2,348,000	$1,430,000	$918,000

Inflation

        Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended February 28, 2005.

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

Potential Future Insufficiency of Capital and Financial Resources

        We require additional financing to meet our ongoing obligations plans through to the end of the fiscal year ending February 28, 2006. Despite intending to obtain it when needed, it may be unavailable when our liquid resources are at an end. Once we obtain financing, terms of the financing itself could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include additional costs and expenses. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company's liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company's cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.

Pending Agreement and Plan of Reorganization

        Our plans for future financing and growth center around a transaction with QuaTech, Inc. We are committed to the transaction, subject to certain conditions, pursuant to a binding written agreement. Although no assurance exists that we will complete the acquisition, we are continuing to incur substantial costs to attempt to complete the transaction, including but not limited to transaction costs. Should the transaction be terminated, there are additional expenses and costs that we would also incur. We plan to file a registration statement on Form S-4 in connection with the QuaTech, Inc. transaction and to combine that registration statement with our proxy statement for our annual shareholders' meeting, which will among other things be held to consider whether to approve the transaction, which involves approving the issuance of shares of our authorized and unissued common stock for all the shares of QuaTech, Inc. and approving more shares, if necessary, for additional financing as described in the proxy statement.

Proposed Reclassification

        Our plans include proposing to our shareholders certain actions, including our proposal to authorize a reverse stock split, in order to achieve compliance with Nasdaq listing requirements. A reverse stock split will reduce the reported daily trading volume (in terms of number of shares) of our common stock in proportion to the split ratio. A reverse stock split also will increase substantially the amount of shares of our common stock that are authorized and unissued, making additional shares available for future issuance by our Board of Directors without future stockholder vote. The number of shares of authorized Common Stock (currently 40 million) will not change but the number of shares issued and outstanding (currently     million) will be reduced in proportion to the reverse split ratio. Further, no assurance is intended that a reverse stock split will necessarily result in a full proportionate increase in the market price per share of reclassified common stock, and in fact there are numerous examples of reverse splits by other companies failing to maintain a full proportionate increase in the market price per share of the common stock.

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

Parts Shortages and Over-Supplies and Dependence on Suppliers

        The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past and may in the future negatively affect our operations. We are dependent on a limited number of suppliers and contractors for wireless and semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

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

Credit Risks and Dependence on Major Customers

        We will be granting credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. Our inability to collect receivables from any larger customer could have a material adverse effect on our business, financial condition, and results of operations.

        The model for accounts receivable for wireless customers may change to a larger customer base and smaller average receivables. Although we have a significant customer, many of our receivables may come from smaller, higher risk development companies.

Intellectual Property Rights

        Our ability to compete effectively is dependent on our proprietary know-how, technology and patent rights. We have applied for additional patents in the wireless area. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

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

Competition

        There are companies that offer or are in the process of developing similar types of wireless products, including Lantronix, Digi-International and others. We could also experience competition from established and emerging network companies. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

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

Variability of Gross Margin

        Gross profit as a percentage of sales was 27% for fiscal year ended February 28, 2005 as compared to a negative margin for the fiscal year ended February 28, 2004. Any change in the gross margins can typically be attributed to the type of products, and the amount of purchased memory included in sales during the year as well as the amount of royalty income generated during the periods. As we market our products the product mix may be different and result in changes in the gross margin.

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

Our suppliers, contract manufacturers or customers could become competitors.

        Many of our customers internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers and prospective customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our results of operations

International Sales

        In fiscal year 2005, approximately 15% of our sales were export sales, primarily to Canada and Western Europe as compared to 12% in fiscal year 2004 and none for 2003. Foreign sales are made in U.S. dollars. The increase was primarily due to the wireless product being available for sale and new customers overseas. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of currency changes and other factors, our competitors may have the ability to manufacture competitive products in Asia or otherwise at lower cost than we would incur to have them manufactured.

        We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customers' purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce any rights under such agreements and to collect damages, if awarded. These factors could have a material adverse effect on our business, financial condition and results of operations.

Limited Experience in Business Combinations or Acquisitions

        We are pursuing a strategy of acquiring additional companies or businesses. We are in the process of one transaction. We may pursue selective acquisitions to complement our internal growth. If the present transaction closes, we will issue stock that would dilute our shareholders' percentage ownership, incur substantial debt, assume contingent liabilities, and use other company assets available at the time of acquisition. If and when we make any future combinations or acquisitions, we could do so again. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

Cyclical Nature of Wireless and Electronics Industries

        The wireless and the electronics industries are highly cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

Our reliance on one contract manufacturer exposes us to risks of excess inventory or inventory carrying costs.

        If our contract manufacturer is unable to respond promptly and timely to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us.

        By using a contract manufacturer, our ability to directly control the use of all inventory is reduced since we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturer and manage the costs associated with our contract manufacturer, we may be required to pay inventory carrying costs or purchase excess inventory. If we or our contract manufacturer are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.

Product Returns and Order Cancellation

        To the extent we have products manufactured in anticipation of future demand and that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

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

Additional Capital Funding to Impair Value of Investment

        We need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our present financial condition mandates that we obtain additional financing for the sake of continuing operations until our revenues from operations have grown. We need to obtain financing in connection with QuaTech, Inc. to complete that transaction. Our future capital requirements depend on many factors including our research, development, sales and marketing activities, acquisitions, and other costs. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we would not be able to complete our transaction with QuaTech, Inc. and shall not be able to continue developing or enhancing our products, taking advantage of future opportunities or responding to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, our shareholders would incur additional interest expenses that would reduce earnings and cash flow of the Company Also, plans to borrow and repay the debt are subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow. If a company's debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.

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

Stock Price Volatility and Market Overhang

        Existing shareholders may suffer with each adverse change in the market price of our common stock. The market price of our common stock will be affected by a variety of factors in the future. Most obviously, our shares may suffer adversely if and when our future operating results are below the expectations of investors. The stock market in general, and the market for shares of technology companies in particular, experiences extreme price fluctuations. Our common stock market price is made more volatile because of the relatively low volume of trading in our common stock. When trading is sporadic, significant price movement can be caused by a relatively small number of shares.

        Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. We have reserved a total of 1,480,292 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being "in-the-money," the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant's exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.

        An additional factor that independently affects the common stock is a potential future adjustment to certain outstanding warrants that, until such provision expires by its own terms on May 5, 2009 will be adjusted to that lower exercise price if we sell stock; however, the number of shares purchasable with the warrant is constant. For example, there are presently 730,794 shares purchasable at $1.235 each under those warrants; but if we were to sell shares of common stock (except in certain instances defined as excluded issuances) at, for instance, $0.40 each, the warrants would become warrants to purchase 730,794 shares at $0.40 each. The adjustments can reduce the warrants' exercise price but not increase it.

Other Contingent Contractual Obligations

        The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. However, during its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities to all directors and officers pertaining to claims on account of acting as a director or officer. In the event that the Company has, or is claimed to have, any indemnification obligation related to current or former directors or officers, the costs and expenses could be material to the Company and the amount of cost and expense of such an obligation would not necessarily be limited whatsoever. Other indemnities are made to various lessors in connection with facility leases for certain claims arising from such facility or lease; other indemnities are made to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; and other indemnities involve the accuracy of representations and warranties in certain contracts and are made in favor of the other contractual party. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts, which would customarily be for a limited amount. Product warranty costs are not significant.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company invests excess cash in money market funds, held primarily in one financial institution. Money market funds do not have maturity dates and do not present a significant market risk. For fiscal year 2005, interest expense was not sensitive to the general level of the U.S. interest rates because our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates. The Company's export sales are denominated in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements are included in this Report commencing at page F-l.

        The following table sets forth certain quarterly financial data derived from our unaudited financial statements for each of the quarters in our fiscal years ended February 29, 2005 and February 28, 2004, adjusted to reflect reclassifications for discontinued operations. Such financial statements have been prepared on the same basis as the annual Financial Statements and, include all necessary adjustments, which consists only of normal and recurring accruals to present fairly such interim financial information. The following information should be read in conjunction with the Financial Statements and notes thereto. Historical quarterly results and trends may not be indicative of future results.

  FY2005 Quarter Ended:

  (unaudited)

	FY2005 Quarter Ended:
FY2005
	5/31/2004	8/31/2004	11/30/2004	2/28/2005
NET SALES	$400,672	$222,696	$333,955	$469,075
GROSS PROFIT	43,606	20,606	112,826	212,372
LOSS BEFORE INCOME TAX PROVISION	(1,419,398)	(2,167,638)	(1,439,288)	(5,677,098)
INCOME TAX PROVISION (BENEFIT)	—	—	—	—
LOSS FROM CONTINUING OPERATIONS	(1,419,398)	(2,167,638)	(1,439,288)	(5,677,098)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(955,646)	449,257	508,030	236,783
NET LOSS	$(2,375,044)	$(1,718,381)	$(931,258)	$(5,440,315)
NET INCOME (LOSS) PER SHARE, Basic and Diluted:
Continuing Operations	$(0.06)	$(0.09)	$(0.06)	$(0.24)
Discontinued Operations	$(0.04)	$0.02	$0.02	$0.01
Net Income (Loss)	$(0.11)	$(0.07)	$(0.04)	$(0.23)

  FY2004 Quarter Ended:

  (unaudited)

	FY2004 Quarter Ended:
FY2004
	5/31/2003	8/31/2003	11/30/2003	2/29/2004
NET SALES	$—	$—	$21,929	$73,783
GROSS PROFIT (LOSS)	—	—	2,971	(8,576)
LOSS BEFORE INCOME TAX PROVISION	(1,069,265)	(1,311,001)	(1,303,020)	(2,353,515)
INCOME TAX BENEFIT (PROVISION)	406,000	498,000	(5,667,984)	—
LOSS FROM CONTINUING OPERATIONS	(663,265)	(813,001)	(6,971,004)	(2,353,515)
LOSS FROM DISCONTINUED OPERATIONS	(269,301)	(278,261)	(446,302)	(2,129,655)
NET LOSS	$(932,566)	$(1,091,262)	$(7,417,306)	$(4,483,170)
NET LOSS PER SHARE, Basic and Diluted:
Continuing Operations	$(0.03)	$(0.04)	$(0.33)	$(0.11)
Discontinued Operations	$(0.01)	$(0.01)	$(0.02)	$(0.10)
Net Income (Loss)	$(0.04)	$(0.05)	$(0.35)	$(0.21)
	20,998,000	21,010,000	21,170,000	21,221,000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth in the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") to be filed for the Annual Meeting of Shareholders, scheduled to be held in 2005, is incorporated herein by reference.

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

PART IV.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this Form 10-K:

    1.
    Consolidated Financial Statements
    Consolidated Balance Sheets, February 28, 2005 and February 29, 2004
    Consolidated Statements of Operations for Years Ended February 28, 2005,
        February 29, 2004 and February 28, 2003
    Consolidated Statements of Stockholders' Equity for the Years Ended
        February 28, 2005, February 29, 2004 and February 28, 2003
    Consolidated Statements of Cash Flows for the Years Ended February 28, 2005,
        February 29, 2004 and February 28, 2003
    Notes to Consolidated Financial Statements for the Years Ended February 28, 2005,
        February 29, 2004 and February 28, 2003

    2.
    Financial Statement Schedule—Valuation and Qualifying Accounts

        (b)   Exhibits Required by Item 601 of Regulation S-K (The Company will furnish a copy of any exhibit to a shareholder upon request but a reasonable fee will be charged to cover our expenses in furnishing such exhibit):

Exhibit No.	Description
2.1	Share Exchange Agreement dated October 26, 2000 among the Registrant, Productivity Enhancement Products, Inc. ("PEP") and the Shareholder of PEP (excluding disclosure schedules), which is incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2000.
2.2
Registration Rights Agreement dated October 26, 2000 between the Registrant and the Shareholder of PEP, which is incorporated by reference to the \ Registrant's Current Report on Form 8-K filed November 13, 2000.
2.3	Agreement dated March 7, 2005 between the Registrant and QuaTech, Inc., which is incorporated by reference to the like-numbered exhibit to the Registrant "s Form 8-K as filed March 8, 2005
2.4
Agreement and Plan of Reorganization dated April 26, 2005 among the Registrant, DPAC Acquisition Sub, Inc. and QuaTech, Inc., including selected exhibits: Forms of Shareholder and Registration Rights Agreement, Employment Agreement for Steven Runkel and Employment Agreement for Creighton Early. Other exhibits listed in the agreement's exhibit list have been omitted from this filing but will be filed by the Registrant if requested by the Securities Exchange Commission, which are incorporated by reference to the like-numbered exhibit to the Form 8-K/ as filed by the Registrant on April 27, 2005.
2.4.1	Corrected Signature Page of Exhibit 2.4, which is incorporated by reference to the Registrant's Form 8-K/A filed May 23, 2005
3.1	Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.
3.2	By-laws, as amended, which are incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

10.2	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997, incorporated by reference to Registrant's Annual Report on Form \ l0-KSB for the year ended February 29, 1996.
10.2.1	Renewal of Garden Grove lease, incorporated by reference to the Registrant's Form 10-K filed June 1, 2004 for the year ended February 29, 2004.
10.3	1996 Stock Option Plan as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 29, 1996.*
10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*
10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*
10.5.1	Form of Indemnification Agreements with the following current or prior officers and directors

Crighton Kim Early	Stephen J.Vukadinovich
Michael Zachan	Gregory Gower
Richard J. Dadamo	Richard H. Wheaton
Gordon M. Watson	Samuel W. Tishler
John W. Hohener

10.6	Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated August 30, 2002 incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 14, 2003.
10.6.1
Amendment to Loan and Security Agreement between Silicon Valley Bank and DPAC Technologies Corp. dated June 25, 2003 incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 14, 2003.
10.6.2	Silicon Valley Bank—Amendment to Loan and Security Agreement, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 20, 2004
10.6.3	Silicon Valley Bank—Amendment to Loan and Security Agreement, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed January 14, 2005.
10.7
Employment Agreement dated June 7, 2001 between Registrant and Edward G. Bruce, incorporated by reference to Exhibit 10.11A in the Registrant's Quarterly Report on Form 10-Q filed July 13, 2001 or the Registrant's Current Report on Form 8-K filed December 23, 2003.*
10.7.1	Departure Agreement dated December 18, 2003 between Registrant and Edward G. Bruce, incorporated by reference to the Registrant's Current Report on Form 8-K filed December 23, 2003*
10.8	Employment Agreement dated June 7, 2001 between Registrant and William M. Stowell, incorporated by reference to Exhibit 10.11A in the Registrant's Quarterly Report on Form 10-Q filed July 17, 2001.*

10.8.1
Employment Agreement Amendment dated September 27, 2002 between Registrant and William M. Stowell, incorporated by reference to the Registrant's Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.*
10.9	Employment Agreement dated June 7, 2001 between Registrant and John P. Sprint incorporated by reference to Exhibit 10.11A in the Registrant's Quarterly Report of Form 10-Q filed July 17, 2001.*
10.10
Commercial lease Termination Agreement dated January 20, 2004 between Registrant and Bravante-Curci Investors, L.P., incorporated by reference to the Registrant's Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.
10.11
Fiscal Year 2005 Compensation Package for Kim Early dated March 4, 2004, incorporated by reference to the Registrant's Annual Report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.*
10.12
Asset Purchase Agreement dated May 6, 2004 between Registrant and Twilight Technology, Inc., incorporated by reference to the Registrant's Annual report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.
10.13
Securities Purchase Agreement dated may 5, 2004 between Registrant and the purchasers of common stock and warrants AS INDENTIFIED IN THE LIST IMMEDIATELY BELOW, INCLUDING THE FOLLLOWING EXHIBITS: FORM OF LEGAL OPINION; REGISTRATION RIGHTS AGREEMENT; SERIES A WARRANT; AND SERIES B WARRANT.
Investor	Total Shares	Series A Unrestricted Warrants	Series A Restricted Warrants	Series B Warrants (expired)
Basso Eq Op Hld Fund LTD	70,000.00	20,589.00	14,412.00	29,136.00
Basso Multi Strategy Hldg Fund Ltd	180,000.00	52,944.00	37,056.00	74,922.00
Truk Opportunity Fund, LLC	295,750.00	86,991.00	60,885.00	123,101.00
Truk International Fund, LLC	29,250.00	8,603.00	6,023.00	12,174.00
OTAPE Investments LLC	124,223.00	36,538.00	25,573.00	51,706.00
AS Capital Partners, LLC	124,223.00	36,538.00	25,573.00	51,706.00
Langley Capital	250,000.00	73,534.00	51,466.00	104,059.00
Redwood Partners II, LLC	62,111.00	18,268.00	12,789.00	25,852.00
SRG Capital, LLC	186,335.00	54,808.00	38,359.00	77,559.00
Penn Footwear	168,788.00	49,647.00	34,749.00	70,255.00
Omicron Capital Master Trust	248,447.00	73,077.00	51,148.00	103,412.00
Bristol Investment Fund, Ltd	248,447.00	73,077.00	51,148.00	103,412.00
Professional Traders Fund, LLC	124,223.00	36,538.00	25,573.00	51,706.00
RHP Master Fund, LLC	372,670.00	109,616.00	76,720.00	155,118.00

10.14	Terms of Sales Agreement between the Registrant and Staktek Group, L.P., incorporated by reference to the Registrant's Current Report on Form 8-K filed June 16, 2004
10.15	Description of CEO Severance Agreement dated March 18, 2004, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed January 14, 2005.
10.16	Description of Annual Option Grants to Directors, incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2005.*

10.17	Description of Incentive Bonus Pool (8-k, 2-23-05), incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2005.*
10.17.1	Amendment to Description of Incentive Bonus Pool, incorporated by reference to the Registrant's Amendment to Current Report on Form 8-K/A filed May 24, 2005.*
10.18	Description of Supplemental Severance Policy, incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2005.*
10.19	Description of Change in Compensation of Chairman, incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2005.*
14.1	Code of Business Conduct and Ethics, incorporated by reference to the Registrant's Annual Report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.
16.1
Letter dated July 16, 2004 from Deloitte & Touche, LLP regarding cessation of relationship with the Registrant, incorporated by reference to the Registrant's Current Report on Form 8-K filed July 20, 2004.
16.2
Letter dated July 20, 2004 from Deloitte & Touche, LLP regarding its views on the Registrant's statements in the related Form 8-K report, incorporated by reference to the Registrant's Current Report on Form 8-K filed July 20, 2004
23.1	Consent of Deloitte & Touche LLP, a Registered Independent Public Accounting Firm.
23.2	Consent of Moss Adams LLP, a Registered Independent Public Accounting Firm.
24.1	Power of Attorney (contained on the signature page to this report).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management compensatory plan or arrangement

        (c)   Financial Statement Schedules Excluded from Annual Report: None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2005	DPAC TECHNOLOGIES CORP.
	By:	/s/ CREIGHTON KIM EARLY Creighton Kim Early Chief Executive Officer Director
	By:	/s/ STEPHEN J. VUKADINOVICH Stephen J. Vukadinovich Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        The undersigned hereby constitutes and appoints Creighton K. Early and Stephen J. Vukadinovich, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. DADAMO Richard J. Dadamo Chairman of the Board	June 9, 2005
/s/ CREIGHTON K. EARLY Creighton K. Early Chief Executive Officer, Director (Principal Executive Officer)	June 9, 2005
/s/ RICHARD H. WHEATON Richard H. Wheaton, Director	June 9, 2005

/s/ SAMUEL W. TISHLER Samuel W. Tishler, Director	June 9, 2005
/s/ GORDON M. WATSON Gordon M. Watson, Director	June 9, 2005
/s/ JOHN W. HOHENER John W. Hohener, Director	June 9, 2005
/s/ STEPHEN J. VUKADINOVICH Stephen J. Vukadinovich Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	June 9, 2005

DPAC TECHNOLOGIES CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	Balance at Beginning of Period	Additions from Acquisitions	Additions charged to Costs and Expenses	Deductions	Balance at End of Period
YEAR ENDED FEBRUARY 28, 2005:
Allowance for doubtful accounts	$76,294	$—	$—	$(56,346)	$19,948
Allowance for excess and obsolete inventory	$275,000	$—	$—	$(240,000)	$35,000
YEAR ENDED FEBRUARY 29, 2004:
Allowance for doubtful accounts	$72,609	$—	$4,712	$(1,029)	$76,294
Allowance for excess and obsolete inventory	$150,000	$—	$264,618	$(139,618)	$275,000
YEAR ENDED FEBRUARY 28, 2003
Allowance for doubtful accounts	$80,000	$—	$—	$(7,391)	$72,609
Allowance for excess and obsolete inventory	$175,000	$—	$70,093	$(95,093)	$150,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DPAC Technologies Corp.

        We have audited the accompanying balance sheet of DPAC Technologies Corp. (the "Company") as of February 28, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year ended February 28, 2005. Our audit also included the information in the financial statement schedule listed in Item 15 as of and for the year ended February 28, 2005. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of February 28, 2005 and the results of its operations and its cash flows for the year ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also audited the adjustments for discontinued operations described in Note 3 that were applied to restate the 2004 and 2003 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a experience continuing losses from operations and negative operating cash flow. Additionally, the Company's current cash balances are expected to be sufficient to fund its operations and other obligations through February 28, 2006. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Moss Adams, LLP
Irvine, California
June 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DPAC Technologies Corp.

        We have audited the balance sheet of DPAC Technologies Corp. (the "Company") as of February 29, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended February 29, 2004 and February 28, 2003 (prior to reclassification for discontinued operations discussed in Note 3 to the Financial Statements), not presented herein. Our audits also included the financial statement schedule for the years ended February 29, 2004 and February 28, 2003, listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of February 29, 2004 and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 (prior to reclassification for discontinued operations discussed in Note 3 to the Financial Statements), not presented herein, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended February 29, 2004 and February 28, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

Costa Mesa, California
May 28, 2004

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,693,938		$4,477,396
Accounts receivable, net of allowance for doubtful accounts of $19,948 (2005) and $76,294 (2004)	252,465		30,356
Inventories—net	146,800		36,800
Prepaid expenses and other current assets	279,255		323,065
Current assets of discontinued operations	164,134		1,746,933

Total current assets	3,536,592		6,614,550
PROPERTY—Net	230,305		263,994
GOODWILL			4,528,721
ASSETS OF DISCONTINUED OPERATIONS, net of current portion			1,274,204
OTHER ASSETS	364,007		406,501

TOTAL	$4,130,904		$13,087,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable	$147,641	$
Accounts payable	398,946		335,937
Accrued compensation	172,607		217,488
Accrued restructuring costs—current	627,415		488,798
Other accrued liabilities	175,998		104,330
Current liabilities of discontinued operations	467,952		1,191,515

Total current liabilities	1,990,559		2,338,068

ACCRUED RESTRUCTURING COSTS—Less current portion	257,707		327,901
LIABILITIES OF DISCONTINUED OPERATIONS, net of current portion	443,425		361,039
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Common stock, no par value—40,000,000 shares authorized; 23,744,931 and 21,242,964 shares issued and outstanding in 2005 and 2004, respectively	27,361,086		25,517,837
Additional paid-in capital	2,701,701		2,701,701
Accumulated deficit	(28,623,574)		(18,158,576)

Net stockholders' equity	1,439,213		10,060,962

TOTAL	$4,130,904		$13,087,970

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2005	2004	2003
NET SALES	$1,426,398	$95,712	$
COST OF SALES	1,036,988	101,317

GROSS PROFIT (LOSS)	389,410	(5,605)

OPERATING EXPENSES:
Sales and marketing	1,922,542	846,725		519,205
Research and development	1,404,651	1,648,805		869,667
General and administrative	2,607,948	2,720,988		3,114,954
Goodwill impairment charge	4,528,721
Restructuring and impairment charges	665,086	870,854

Total operating expenses	11,128,948	6,087,372		4,503,826

LOSS FROM OPERATIONS	(10,739,538)	(6,092,977)		(4,503,826)
INTEREST INCOME	36,116	56,176		113,637

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(10,703,422)	(6,036,801)		(4,390,189)
INCOME TAX PROVISION (BENEFIT)		4,763,984		(1,791,301)

LOSS FROM CONTINUING OPERATIONS	(10,703,422)	(10,800,785)		(2,598,888)
DISCONTINUED OPERATIONS, Net	238,424	(3,123,519)		5,056,766

NET (LOSS) INCOME	$(10,464,998)	$(13,924,304)		$2,457,878

NET (LOSS) INCOME PER SHARE,
Basic and diluted:
Continuing operations	$(0.46)	$(0.51)		$(0.12)
Discontinued operations	$0.01	$(0.15)		$0.24

Net (loss) income	$(0.45)	$(0.66)		$0.12

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	23,319,395	21,102,387		21,010,700

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—February 28, 2002	20,986,029	24,868,200		(6,692,150)	18,176,050
Exercise of stock options	63,500	82,024			82,024
Repurchase of common stock	(22,000)	(25,293)			(25,293)
Compensation expense associated with stock options		5,056			5,056
Reversal of deferred income tax valuation allowance			2,701,701		2,701,701
Cancellation of unvested restricted common stock	(39,615)
Net income				2,457,878	2,457,878

BALANCE—February 28, 2003	20,987,914	24,929,987	2,701,701	(4,234,272)	23,397,416
Exercise of stock options	255,050	286,290			286,290
Compensation expense associated with stock options		301,560			301,560
Net loss				(13,924,304)	(13,924,304)

BALANCE—February 29, 2004	21,242,964	25,517,837	2,701,701	(18,158,576)	10,060,962
Exercise of stock options	17,500	9,750			9,750
Private placement of common stock	2,484,467	1,778,900			1,778,900
Compensation expense associated with stock options		54,599			54,599
Net loss				(10,464,998)	(10,464,998)

BALANCE—February 28, 2005	23,744,931	$27,361,086	$2,701,701	$(28,623,574)	$1,439,213

See accompanying notes to financial statements.

DPAC TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,703,422)	$(10,800,785)	$(2,598,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,017	368,316	361,517
Goodwill impairment charge	4,528,721
Deferred income taxes		4,763,984	(1,808,083)
Compensation expense associated with stock options	54,599	301,560	5,056
Provision for bad debts	19,948
Provision for obsolete inventory	35,000
Changes in operating assets and liabilities:
Accounts receivable	(242,057)	(30,356)
Inventories	(145,000)	(36,800)
Prepaid expenses and other assets	45,698	352,945	123,043
Accounts payable	63,009	127,154	67,193
Accrued compensation	(44,881)	49,994	(136,618)
Accrued restructuring costs	68,423	816,699
Other accrued liabilities	71,668	90,179	(849)

Net cash used in operating activities	(6,081,277)	(3,997,110)	(3,987,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(135,216)	(68,499)	(173,442)
License agreement	91,083	(375,000)

Net cash used in investing activities	(44,133)	(443,499)	(173,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt	147,641
Note receivable	(48,589)
Net proceeds from issuance of common stock	1,788,650	286,290	82,024
Repurchase of common stock			(25,293)

Net cash provided by financing activities	1,887,702	286,290	56,731

NET PROVIDED BY DISCONTINUED OPERATIONS	$2,454,250	$434,571	6,042,648
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,783,458)	$(3,719,748	$1,938,308
CASH AND CASH EQUIVALENTS—Beginning of year	4,477,396	8,197,144	6,258,836

CASH AND CASH EQUIVALENTS—End of year	$2,693,938	$4,477,396	$8,197,144

SUPPLEMENTAL CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$27,879	$35,253	$72,956

Income taxes	$—	$—	$35,155

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$385,961	$—

Reversal of valuation allowance to paid in capital	$—	$—	$2,701,701

Reversal of valuation allowance to goodwill	$—	$—	$254,200

DPAC TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

THREE YEARS IN THE PERIODS ENDED FEBRUARY 28, 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) ("DPAC" or the "Company" or "we" or "our") is a provider of wireless connectivity products for industrial, transportation, medical and other commercial applications. The products are designed to enable OEM equipment designers to incorporate 802.11 wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company's Wireless LAN Node Module in their system design. The Company also sells AirborneDirect plug-and-play wireless products that add 802.11 wireless connectivity to legacy instruments and equipment that have a pre-existing serial or Ethernet data port.

        During fiscal 2005, the Company sold its Industrial, Defense and Aerospace ("IDA") product line and ceased the sale and production of memory stacking services to providers of high-density memory boards. These product lines comprised the majority of the Company's historical revenues. The results of operations and any remaining assets for these product lines are treated as discontinued operations in the Company's financial statements, which have been restated to reflect the discontinued operations treatment for all periods presented.

        Except where otherwise noted, the financial information contained herein represents our continuing operations, and excludes the discontinued IDA and memory stacking products.

        Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some historical amounts have been reclassified to be consistent with the current financial presentation

        Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting years. Actual results could differ from those estimates

        New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 123R (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense and a reduction to net income and net income per common share and is expected to have a material effect on the results of operations.

        In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this new standard may have on our financial position or results of operations.

        Cash and Cash Equivalents—Cash equivalents include short-term highly liquid investments with original maturities of three months or less. At February 28, 2005, the Company's cash and cash equivalents were substantially uninsured and were held primarily with one financial institution. Cash and cash equivalents in excess of insured limits may be subject to risk.

        Inventories—We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. We consider additional facts and circumstances, in order to determine that any condition exists that would confirm or deny the need for recording a write-off.

        Property, Plant and Equipment—Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 12 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

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

        The Company, during fiscal year 2005 and 2004, determined that an impairment had occurred of its production fixed assets and the fixed assets procured for discontinued product lines. See Notes 3, 4 and 6 for additional information.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we review the average and closing stock prices for our Common Stock, as well as other factors including using a discounted cash flow analysis. If the fair value of the entire Company is determined to be less than the accounting value of our net assets, we could be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded.

        Pursuant to SFAS 142, the Company performed its annual valuation to determine if an impairment of goodwill had occurred as of February 28, 2005. The Company reviewed the market value of its outstanding common stock, as well as subjective valuations based on projections of revenues, costs of goods sold, operating margins and cash flows. Based on these analyses, the Company concluded that projected future cash flows to be generated from operations were not sufficient to substantiate a fair value of the entire Company to support the accounting value of our net assets. Based on this analysis, the Company concluded that the entire amount goodwill had been impaired and, therefore, recorded a non-cash impairment charge of $4.5 million during the fourth quarter of fiscal year 2005. The Company did not record any similar impairment charge during fiscal year 2004.

        Revenue Recognition—Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain products are made to foreign electronic component distributors under agreements, which do not have a right to return unsold products. A reserve for defective products is recorded for other customers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

        Advertising Expenses—The Company expenses advertising costs as incurred. These costs were not material for the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended February 28, 2005, the Company recorded a full valuation allowance associated with its net deferred tax assets. See Note 7 for additional information.

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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2005	2004	2003
Shares used in computing basic net income (loss) per share	23,319,395	21,102,387	21,010,700
Dilutive effect of stock options(1) and warrants(2)	—	—	222,600

Shares used in computing diluted net income (loss) per share	23,319,395	21,102,387	21,233,300

(1)
312,869, 443,467 and 222,600 potential common shares have been excluded from diluted weighted average common shares for fiscal year 2005, 2004 and 2003 respectively, as the effect would be anti-dilutive.

(2)
Excluded from the diluted weighted average common shares for fiscal year 2005 are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005. These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the period. There were no warrants of outstanding as February 29, 2004 or February 28, 2003.

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

        The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows for the respective fiscal years ended February:

	2005	2004	2003
Loss from continuing operations as reported	$(10,703,422)	$(10,800,785)	$(2,598,888)
Add: Stock-based compensation expense included in reported net income, net of related tax effects in 2003	54,599	301,560	3,034
Deduct: Total stock-based compensation determined under fair value based method for all awards net of related tax effects	(505,378)	(1,079,562)	(678,504)

Pro forma net loss from continuing operations	$(11,154,201)	$(11,578,787)	$(3,274,358)

Net loss per share as reported:
Basic	$(0.46)	$(0.51)	$(0.12)
Diluted	$(0.46)	$(0.51)	$(0.12)
Pro forma net loss per share:
Basic	$(0.48)	$(0.55)	$(0.16)
Diluted	$(0.48)	$(0.55)	$(0.16)

        The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Assumptions	2005	2004	2003
Expected life (months)	35	38	39
Stock volatility	94%	102%	106%
Risk-free interest rate	3%	4%	5%
Dividends during the expected term	None	None	None

        As previously discussed, the FASB issued SFAS 123R in December 2004, which will require the Company to begin expensing stock options in the beginning of fiscal year 2007.

        Significant Outsource Manufacturer—The Company is dependent on a limited number of suppliers for its wireless products but has no long-term supply contracts with any of them. There can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industrywide shortages, could delay shipments of the Company's products, increase its cost of goods sold, and have a material adverse effect on its business, financial condition and results of operations.

        The wireless product is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause the Company to cease or limit subcontractors'

operations and consequently harm the Company's business, financial condition and results of operations.

        Concentration of Sales and Credit Risk—The Company grants credit to customers based on an evaluation of the customer's financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        Comprehensive Income—The Company had no items of other comprehensive income for fiscal years 2005, 2004, and 2003.

2.    LIQUIDITY

        The Company has incurred losses from continuing operations for each of the last three fiscal years. At February 28, 2005, the Company had cash and cash equivalents of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1. This compares to a cash balance of $4.5 million, working capital of $4.3 million and a current ratio of 2.8 to 1 at February 29, 2004.

        Management expects the Company will continue to consume cash for the next several quarters. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period. Based on the Company's current cash flow requirements, management believes that our positive cash position, and our current credit facility will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year. This raises substantial doubt about the Company's ability to continue as a going concern. The Company will seek to close the merger with QuaTech and continue to seek additional equity financing or their financing in order to finance it obligation's as they are due. There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company.

3.    DISCONTINUED OPERATIONS

        As a result of the significant decline in the demand for the Company's legacy stacking products experienced during fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line.

        On June 14, 2004, DPAC sold all of its memory stacking patent and patent applications and related excess inventory associated with our legacy commercial product line for $670,000 in cash. Under the agreement, DPAC accepted agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were shipped no later than August 6, 2004. In conjunction with the sale, the Company's memory stacking product line was discontinued. This product line accounted for $16.3 million (or 83%) of the Company's net sales during fiscal year 2004 and $3.9 million (or 56%) of the Company's net sales for the fiscal year ended February 28, 2005. Accordingly, the Company completed the planned shut down of its in-house manufacturing, disposed of all related manufacturing equipment and vacated the portion of its leased facility utilized for manufacturing purposes during the third quarter of fiscal year 2005. The product lines are classified as discontinued operations beginning in the second fiscal quarter of 2005.

        On May 6, 2004, DPAC reached an agreement with a third party to sell DPAC's industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company's net sales during fiscal year 2004 and $1.7 million (or 24%) of the Company's net sales for the fiscal year ended February 28, 2005. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company's manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," both the IDA and memory stacking product lines are classified as discontinued operations and the related financial results are reported separately as discontinued operations for all periods presented. Certain financial information regarding these product lines included in discontinued operations is set forth below:

	Year ended,
	February 28, 2005	February 29, 2004	February 28, 2003
Revenue	$5,563,672	$19,471,397	$34,489,465
Cost of sales and operating expenses	4,886,508	20,811,718	29,359,743
Restructuring and impairment charges	1,159,432	1,783,198
Gain on sale of assets	720,692

Net gain (loss) from discontinued operations, net of tax effect	238,424	(3,123,519)	5,056,765

	February 28, 2005	February 29, 2004
Accounts receivable, net	$164,134	$1,351,950
Inventories	—	394,983
Property, net	—	1,274,204

Total assets	$164,134	$3,021,137

Current portion of capital leases	$109,800	$160,081
Accounts payable and accrued expenses	20,087	867,832
Accrued restructuring costs—current	338,065	83,418
Deferred revenue	—	80,184

Total current liabilities	467,952	1,191,515
Accrued restructuring costs- long term	303,447	106,979
Capital leases, net of current portion	139,978	254,060

Total Liabilities	$911,377	$1,552,554

        During the year ended February 28, 2005, the Company recorded net restructuring charges related to discontinued operations of $1.2 million, which included severance charges of $864,000 and a reserve for vacated excess facilities of $295,000. The severance charges are the result of a reduction in workforce of 33 individuals. The accrued severance charges are payable over the period ending December 31, 2006.

        A summary of the activity that affected the Company's accrued restructuring costs for discontinued operations during fiscal years 2004 and 2005 is as follows:

	Employee Severance	Equipment Write-downs	Facilities and Lease Termination	Total
Balance at 2/28/03	$—	$—	$—	$—
Amounts expensed	503,749	2,001,941	496,000	3,001,690
Amounts paid / incurred	(413,352)	(2,001,941)	(396,000)	(2,811,293)

Balance at 2/29/04	$90,397	$—	$100,000	$190,397
Amounts expensed	864,432	—	295,000	1,159,432
Amounts paid / incurred	(560,733)	—	(147,584)	(708,317)

Balance 2/28/05	$394,096	$—	$247,416	$641,512

        All of the charges reflected in the above table are included in gain or loss from discontinued operations in the accompanying financial statements. Refer to Note 9 for a summary of restructuring charges affecting continuing operations.

4.    INVENTORIES

        Inventories consist of the following:

	February 28, 2005	February 29, 2004
Raw materials—net	$89,500	$32,100
Work-in-process—net	31,400	1,300
Finished goods—net	25,900	3,400

Inventories—net	$146,800	$36,800

        Inventory reserves of $35,000 and $0 as of February 28, 2005 and February 29, 2004, respectively, have been deducted from amounts shown above as they are considered permanent write-downs.

5.    PROPERTY

        Property consists of the following:

	February 28, 2005	February 29, 2004
Machinery and equipment	$130,294	$29,000
Furniture and fixtures	356,855	354,677
Leasehold improvements	5,981
Computer hardware and software	496,237	474,863

	989,367	858,540
Less accumulated depreciation and amortization	(759,062)	(594,546)

Property—net	$230,305	$263,994

6.    SHORT-TERM DEBT

        At February 28, 2005, the Company had $147,000 of short-term debt, with an annual interest rate of 5.5%, payable monthly, through July 2005.

        The Company has a line of credit with a bank providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2,000,000. Available borrowings at February 28, 2005 were approximately $200,000. The line of credit is collateralized by substantially all of the Company's assets and expires in June 2005. There were no borrowings outstanding under the line of credit at February 28, 2005. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2005. Such covenants also restrict the Company's ability to pay any dividends on its common stock.

7.    COMMITMENTS AND CONTINGENCIES

        Commitments—The Company leases its office and operation facilities under an operating lease arrangement that expires on April 30, 2007. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under capital leases. The following table summarizes the future minimum payments under the Company's operating and capital leases at February 28, 2005:

Fiscal Year Ending	Capital	Operating
2006	$123,507	$286,509
2007	110,265	297,170
2008	36,755	49,028

Total minimum lease payments	270,527	629,708
Less amounts representing interest	(20,749)

Present value of minimum lease payments	249,778	—
Less current portion	(109,800)	—

Long-term portion	$139,978	$—

        Rent expense relating to operating leases was approximately $331,000, $381,000 and $531,000 for fiscal years 2005, 2004, and 2003, respectively.

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

        Litigation—The Company is involved from time-to-time in a variety of other legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any currently pending other legal matters will have a material adverse effect on the Company's financial statements.

8.    IMPAIRMENT AND RESTRUCTURING COSTS

        As a result of the significant decline in the demand for the Company's stacking products, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

        During fiscal year ended February 28, 2005, the Company recorded net restructuring charges affecting continuing operations of $665,000, which are comprised of severance charges as the result of a reduction in workforce of ten individuals, including the company's prior CFO. The accrued severance charges are payable over the period ending December 2006.

        A summary of the activity that affected the Company's accrued restructuring costs of continuing operations during fiscal years 2004 and 2005 is as follows:

Employee Severance
Balance at 2/29/03	$—
Amounts expensed	870,854
Amounts paid / incurred	(54,155)

Balance at 2/29/04	$816,699
Amounts expensed	665,086
Amounts paid / incurred	(596,663)

Balance 2/28/05	$885,122

        All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 3 for a summary of the restructuring charges affecting discontinued operations.

9.    INCOME TAXES

        The income tax (provision) benefit consists of the following for the fiscal years ended February 2005, 2004 and 2003:

	2005	2004	2003
Current:
Federal	-0-	$(800)	$14,382
State	800	800	2,400

Total current	800	-0-	16,782

Deferred:
Federal	(1,830,946)	(2,754,375)	169,733
State	(522,209)	(483,565)	346,198

Total deferred	(2,353,155)	(3,237,940)	515,931
Change in valuation allowance	2,353,156	8,001,924	(2,324,014)

Deferred income tax provision (benefit)—net	1	4,763,984	(1,808,083)

Total income tax provision (benefit)	$801	$4,763,984	$(1,791,301)

        A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

	2005	2004	2003
Federal statutory rate	(34)%	(35)%	35%
State taxes—net of federal benefit	0	(4)	6
Valuation allowance	19	90	(310)
Other	15	1

	0%	52%	(269)%

        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and deferred tax liabilities are as follows at February 28, 2005 and February 29, 2004:

	2005	2004
Deferred tax assets:
Inventories	$48,491	$194,083
Other reserves	429,856	447,071
Impairment and restructuring costs		234,485
Net operating loss carryforwards, general business credit carryforwards and AMT credit carryforwards	10,974,891	7,757,705

Total gross deferred assets	11,453,238	8,633,344
Deferred tax liabilities:
Depreciation and amortization	(360,134)	(70,674)
State taxes	(519,990)	(342,711)

Total deferred tax liabilities	10,573,114	8,219,959
Valuation allowance	(10,573,114)	(8,219,959)

Net deferred income taxes	$—	$—

        As of February 28, 2005 and February 29, 2004, a valuation allowance of $10,573,114 and $8,219,959 has been provided based upon the Company's assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. During fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in a charge to 2004 fiscal earnings of $4.8 million. In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. The reversal was the result of the Company's history of operating profitability and the determination by management that the future realization of the net deferred tax assets was more likely than not at that time.

        The fiscal 2005 and fiscal 2004 valuation allowances were calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

        As of February 28, 2005, the Company had federal and state net operating loss carryforwards of $27,045,000 and $15,085,000, respectively. Unless utilized, the federal net operating losses begin to expire in 2012, while the state net operating losses begin to expire in 2010. As of February 28, 2005, the Company had federal and state tax credit carryforwards of $275,000 and $172,000, respectively. The federal tax credits begin to expire in 2008, while the state tax credits begin to expire in 2005.

10.    PRIVATE PLACEMENT OF COMMON STOCK

        On May 6, 2004, the Company completed a private placement of approximately 2.5 million shares of common stock and warrants for net proceeds of approximately $1.8 million. In conjunction with the sale of stock, the Company issued warrants to purchase additional common stock. The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share. Of these Series A Warrants, 968,836 are called "Restricted" as they were not exercisable until November 5, 2004. The remaining Series A warrants are immediately exercisable. The Series A warrants were not exercised as of November 2004 and have expired. The Series B warrants expire 320 days after July 14, 2004 and are immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 shares of common stock at $1.07 per share that were not exercisable until November 5, 2004, and that will expire in five years. The warrants are callable by DPAC under certain conditions.

        The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions:

  (a)
  expected life equal to the contract life of each warrant,

  (b)
  100% volatility and 3.7% risk-free interest rate for the Series A and placement agent warrants, and

  (c)
  94% volatility and 1.5% risk-free interest rate for the Series B warrants.

        This calculation resulted in the following valuations: $700,000 for the Series A warrants, $240,000 for the Series B warrants, and $140,000 for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

11.    EMPLOYEE STOCK OPTION PLANS

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

        Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At February 28, 2005, 3,028,272 shares were available for future grants under the Plan.

        During the years ended February 28, 2005 and February 29, 2004, the Company granted 125,000 and 24,000 options to non-employees to purchase common shares at an average price of $0.59 and $1.02. Some of these stock options vest over time and are subject to revaluation, where the fair value of the non-vested options is adjusted every reporting period throughout the vesting schedule. The total value of the options granted to non-employees was determined to be $25,424 and $17,727 respectively for fiscal years 2005 and 2004, utilizing the Black-Scholes option-pricing model and was recorded as an expense in the accompanying financial statements. Also during fiscal years 2005 and 2004, the Company accelerated vesting on certain employee options in connection with their separation from the Company. As a result of the modification to accelerate the vesting of these stock options, the Company recorded $29,175 compensation expense for fiscal year 2005 and $283,833 for fiscal year 2004 of stock compensation expense representing the difference between the original strike price and the price of the common stock on the modification date.

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

        A summary of activity for the stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding—February 28, 2002	2,579,520	$3.20
Granted (weighted-average fair value of $1.12)	521,500	$2.20
Exercised	(63,500)	$1.29
Canceled	(66,750)	$3.80

Outstanding—February 28, 2003	2,970,770	$3.09
Granted (weighted-average fair value of $0.56)	1,295,000	$1.01
Exercised	(255,050)	$1.12
Canceled	(221,875)	$2.83

Outstanding—February 29, 2004	3,788,845	$2.51
Granted (weighted-average fair value of $0.63)	2,276,000	$0.63
Exercised	(17,500)	$0.56
Canceled	(646,400)	$1.25

Outstanding—February 28, 2005	5,400,945	$1.87

        Additional information regarding options outstanding is as follows as of February 28, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.94 - $1.00	1,948,750	8.2	$0.60	544,750	$0.89
$1.01 - $1.99	2,202,945	7.5	$1.31	1,765,865	$1.36
$2.00 - $2.99	349,250	5.4	$2.31	346,750	$2.31
$3.05 - $7.56	900,000	5.4	$5.78	895,000	$5.79

	5,400,945	7.2	$1.87	3,552,365	$2.51

12.    SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In fiscal year 2005, approximately 15% of our sales were export sales, as compared to 12% in fiscal year 2004 and no foreign sales in fiscal year 2003. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

        The Company's chief executive officer reviews financial information and makes operational decisions based upon the Company as a whole. Therefore, the Company reports as a single operating segment.

        The results of operations and the financial information herein represents our continuing operations, and excludes the discontinued IDA and memory stacking products.

13.    BENEFIT AND COMPENSATION PLAN

        The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee's contribution to the 401(k) plan, up to 4% of the employee's eligible salary, subject to certain limitations. The Company contributed $68,183, $102,103 and $127,817 to the 401(k) plan during fiscal years 2005, 2004, and 2003, respectively.

14.    SUBSEQUENT EVENT—MERGER WITH QUATECH, INC. (UNAUDITED)

        On April 26, 2005, DPAC announced that we have entered into a definitive agreement with QuaTech, Inc. that sets forth the terms of a proposed merger on a stock-for-stock basis. A copy of the agreement has been filed with the SEC under Form 8-K/A. QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the letter of intent, QuaTech's shareholders and stakeholders would receive DPAC shares in an amount equal to 150 percent of the amount of DPAC's partially diluted shares on a record date and on terms to be determined.

        The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse conditions.

* * * * * *

QuickLinks

DPAC TECHNOLOGIES CORP. FORM 10-K for the year ended February 28, 2005
INDEX
CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS
PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
RISK FACTORS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A: CONTROLS AND PROCEDURES
  ITEM 9B: OTHER INFORMATION
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES
PART IV.
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
DPAC TECHNOLOGIES CORP. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DPAC TECHNOLOGIES CORP. BALANCE SHEETS FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
DPAC TECHNOLOGIES CORP. STATEMENTS OF OPERATIONS YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. STATEMENTS OF CASH FLOWS YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
DPAC TECHNOLOGIES CORP. NOTES TO FINANCIAL STATEMENTS THREE YEARS IN THE PERIODS ENDED FEBRUARY 28, 2005