Form 10-K/A
period 2005-02-28
DPAC TECHNOLOGIES CORP
filed 2005-06-28
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

FORM l0-K/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:   0-14843

DPAC TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

California	33-0033759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7321 Lincoln Way, Garden Grove, CA	92841
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (714) 898-0007

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☐     NO  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on February 28, 2005 the last business day of the registrant’s most recently completed fourth fiscal quarter (based on closing price per share on that date as reported on NASDAQ), was  $11,866,000.

Number of shares of registrant’s Common Stock outstanding at June 15, 2005:  23,744,931 shares.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

DPAC TECHNOLOGIES CORP.

FORM 10-K/A

Amendment No. 1

for the year ended February 28, 2005

I N D E X

This Form 10-K/A amends Part III of the Registrant’s Form 10-K filed on June 15, 2005.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS

All reports filed by DPAC Technologies with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning the directors:

Director

Name	Since	Age
Richard J. Dadamo	1999	77
Creighton K. Early	2003	52
Samuel W. Tishler	2000	67
Gordon M. Watson	2000	69
Richard H. Wheaton	2000	69
John W. Hohener	2002	50

Position with Company (in addition to Director) and Principal Occupations during the Past Five Years

Richard J. Dadamo became Vice President of Corporate Development of DPAC in May 2004, a position he held until January 20, 2005.  He also served as interim CEO of the Company from August 11, 1998 to February 28, 1999, and from March 1999, to the present as Chairman of the Board.  For the past six years, he has also been the President of RJD Associates, Inc., a management consulting company, and the Manager of RJD Seed Fund, LLC., a private company investing in early-stage companies.  He had previously held top-level positions at The Earth Technology Corporation, American International Devices, TRW, Inc. and Electronic Memories and Magnetics.  He has written five books on management, holds management seminars, has a monthly newsletter and is currently on the board of directors of two private companies.

Samuel W. Tishler, an independent consultant, recently retired as vice president for Corporate Development for Acterna Corporation, (Nasdaq:ACTR), a manufacturer of telecommunications test equipment, and is an experienced strategic planning and venture investment professional.  He was a vice president of Arthur D. Little Enterprises, Inc. from 1977 to 1986 and a founder of Arthur D. Little Ventures.  He also was a vice president of Raytheon Ventures from 1987 to 1994, and in that capacity was responsible for its venture capital portfolio.  Mr. Tishler has also served on many of the Boards of venture-backed companies, including Viewlogic Systems and Kloss Video Corporation.  Mr. Tishler’s broad strategic planning background includes the early development of technology concepts from planning to development and execution.

Gordon M. Watson founded and operates Watson Consulting, LLC, a management consultant firm serving small technology companies since 1998.  Before that, Mr. Watson was a Regional Director for Lotus Consulting, a division of Lotus Development Corp.  From 1988 until 1996, he was General Manager of OS Development Div. and VP of Business Development for Locus Computing Corp. prior to their acquisition by Platinum Technologies, Inc.  Previously, he served in various senior management positions overseeing operations and sales for technology equipment manufacturing concerns.  Mr. Watson also taught engineering at the University of California, Irvine and spent one year conducting national lectures for Data Tech Institute.  He holds a Bachelor of Science degree in engineering from UCLA.

Richard H. Wheaton has worked since 1964 as a management consultant who has been involved with strategy formulation, organizational development, identification of overseas markets and market entry alternatives, development of financial and operational measures of management effectiveness, and the design and implementation of financial reporting systems.  Mr. Wheaton was employed by Price Waterhouse as a partner from 1964 to 1996.  He previously worked for TRW from 1960 to 1964 and IBM from 1957 to 1960.  For the past six years, he has taught courses in the University of California – Irvine MBA Program.

John W. Hohener has been Chief Financial Officer of BioLase, Inc., public company selling laser dental treatments, since the end of 2004.  During 2004, he was Vice President and Chief Financial Officer of Netlist, Inc. a designer and manufacturer of memory subsystems.  From 2002 to 2004, he was Senior Vice President and Chief Financial Officer of TRC, an engineering services firm.  From 2000 to 2001 Mr. Hohener was the CFO of Entridia Corporation, and from 1988 to 1999, he was the Co-founder, Vice President, CFO & Treasurer of Smartflex Systems, a high-tech electronics contract manufacturer.  From 1980 to 1988 he was the Director of Corporate Accounting at Silicon Systems, which has since been sold to Texas Instruments.  Mr. Hohener has a BS degree from the University of California at Berkeley and a MBA from Pepperdine University.

Creighton K. (“Kim”) Early is our Chief Executive Officer, a position he accepted May 1, 2004.  From December 18, 2003 to April 30, 2004, he was our interim-CEO.  From April 2003 until May 2004, he was a Consulting Principal in the Environmental Financial Consulting Group.  From 1988 through 2002, Mr. Early served in several management positions while employed by Earth Tech, Inc., an engineering consulting and asset management company.  These positions included Chief Financial Officer from June 1988 through October 1999 and as President of the company’s Global Water Management Division from November 1999 through December 2002.  Prior to joining Earth Tech, Mr. Early held senior level finance positions at electronics manufacturers’: Informer, Inc., Schiff Photo Mechanics and Hi-Tek Corporation.  Mr. Early has a BS from Ohio State University and an MBA from the University of Michigan.

DPAC’S MANAGEMENT

Executive Officers

The following information is provided with respect to DPAC’s current executive officers.  Officers serve at the discretion of the Board of Directors.  Information for Mr. Creighton K. Early is provided under the heading “Election of Directors” below.

DPAC’s executive officers and their ages as of June 25, 2005 are as follows:

Name	Age	Positions

Stephen J. Vukadinovich	56	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.

Michael P. Zachan	56

Mr. Zachan was hired as Vice President, Airborne Products on April 13, 2004. Previously during the last year Mr. Zachan was a consultant to DPAC leading the development group for the new wireless technology. Prior to this, he was Vice President and P&L manager for Conexant Systems, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During fiscal year 2005, to DPAC’s knowledge, none of DPAC’s directors, officers or greater than 10% shareholders failed to file on a timely basis reports required under Section 16(a) of the Securities Exchange Act of 1934.

In making these disclosures, DPAC has relied solely on written representations of its directors, executive officers and any greater than 10% shareholders and copies of the Section 16 (a) reports that they have filed with the Securities and Exchange Commission.

Audit Committee

The members of the Audit Committee were Richard Wheaton, John Hohener and Sam Tishler, each of whom is a member of our Board of Directors and when appointed was determined by our Board of Directors to be qualified as “independent” as defined under Rule 4200(a)(15) of the National Associations of Securities Dealers’ listing standards.

Each member of the committee is financially literate and two members have prior professional experience in finance and/or accounting. These experts are John Hohener and Richard Wheaton.

Code of Ethics

Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon request. Request can be made by mail, phone or fax to:

DPAC Technologies Corp.

Corporate Secretary

7321 Lincoln Way

Garden Grove, CA 92841

Phone: 714-898-0007

Fax: 714-897-1772

ITEM 11:  EXECUTIVE COMPENSATION

The following tables provide information concerning the compensation of our chief executive officer and the four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 in fiscal year 2005 (the “Named Executives”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus/ Other	Securities Underlying Options (#)	All Other Compensation (1)

Kim Early	2005	$186,000	-0-	500,000	$3,000
Chief Executive Officer (2)	2004	$20,000	-0-	30,000

Richard J. Dadamo	2005	$101,442	-0-	60,000	$2,364
Chairman of the Board and	2004	$107,000	$10,000	50,000	$3,000
Vice President of Corporate Development (3)	2003	$104,000	$30,000	-0-	$3,000

Michael Zachan	2005	$141,045	-0-	350,000	$3,000
Vice President	2004	-0-	-0-	10,000	-0-

Stephen Vukadinovich	2005	$145,007	-0-	100,000	$3,000
Chief Financial Officer	2004	$138,443	-0-	35,000	$3,000

(1)                           Fiscal Year 2004 includes Company contributions to the 401(k) Plan of $3,000 for each of the named Executives, which is the maximum an employee can receive. Other perquisites for each of the named Executives did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for such individual and have not been included in the table.

(2)                           Mr. Early was a consultant to the Company from 12/18/03 till his employment period began March 1, 2004 as Interim Chief Executive Officer.  His base salary was $180,000 per annual for fiscal year 2005.  Mr. Early also received an option to purchase 300,000 shares of Common Stock at an exercise price equal to fair market value of the Common Stock on the grant date. The grant is vested 100,000 upon grant with the balance vesting 100,000 in one year with the balance vesting in two years. Mr. Early received an additional grant of 200,000 options on 11/04/04 at $0.38. Mr. Early has an informal employment agreement which is one year of salary and acceleration of all stock option grants should the Board terminate the Interim CEO for any reason other than for-cause.

(3)                           Mr. Dadamo held the title of Vice President of Corporate Development until 1/20/2005, at which time he resigned from that position, but remained as chairman of the board.

Option Grants In Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Executives in fiscal year 2005, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually.  These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate of future stock price.  Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (1)	Expiration Date	Potential realizable Value at assumed annual rates of stock price appreciation for option term
						5%	10%

						$203,762	$516,373
	200,000	(3)	8.8%	0.38	11/04/14	$47,796	$121,124

Richard J. Dadamo	10,000	(3)	0.4%	1.15	4/15/14	$7,232	$18,328
	50,000	(4)	2.2%	0.38	11/04/14	$11,949	$30,281

Michael Zachan	200,000	(5)	8.8%	1.05	3/30/14	$132,068	$334,686
	150,000	(4)	6.6%	0.38	11/04/14	$35,847	$90,843

Stephen Vukadinovich	100,000	(4)	4.4%	0.38	11/01/14	$23,898	$60,562

(1)          Exercise price is fair market value of the Common Stock on the grant date.

(2)          Vesting of option is 50% on grant and 50% in one year

(3)          Vesting of option is immediate upon grant.

(4)          Vesting of option is 50% beginning one year from grant date and 50% the following year.

(5)          Vesting is 33% immediate and equal installments over the next two years.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard J. Dadamo	5,000	$450	278,000	-0-	$6,000	$-0-
Kim Early	-0-	-0-	130,002	399,998	-0-	$24,000
Michael Zachan	-0-	-0-	69,168	290,832	-0-	$18,000
Stephen Vukadinovich	-0-	-0-	94,750	136,250	-0-	$12,000

(1)          Represents the difference between the aggregate market value on the date of exercise and the aggregate exercise price.

(2)          Represents the difference between the aggregate market value on February 28, 2005 ($.50 share) and the aggregate exercise price.

Key Management Retention Bonus Pool

On February 16, 2005, the Board of Directors established a retention bonus pool for key management employees payable only in the event of a change in control of the Registrant.  On May 19, 2005, the Registrant’s Board of Directors approved a modification to retention bonus pool that provides for option grants in lieu of cash payments.  There are 600,000 shares of authorized and previously unissued common stock, without par value, reserved and committed to these future grants.  The options shall be subject to the terms and conditions of the Registrant’s 1996 Stock Option Plan.  The purpose of the retention bonus pool is to provide an additional incentive to key management personnel to give their entire attention and efforts to the Company’s business.  Upon a change in control, the options would be granted immediately, fully vested, and have an exercise price equal to the closing price on that date of the Registrant’s common stock.  Participants who voluntarily terminate their employment or are terminated for cause prior to the date on which a change in control occurs shall not be eligible to receive any payment on account of these options.

The options to purchase 600,000 shares are allocated presently as follows:

Creighton K. Early	240,000
Michael P. Zachan	120,000
Stephen J. Vukadinovich	120,000
Gregory S. Gower	120,000

Directors’ Compensation

The Company pays its non-employee directors $1,500 for each Board meeting attended and the chairman of the board receives $2,000. The Audit Committee Chairman is paid $750 and other audit committee members are paid $500 for each committee meeting attended. For other Board committees, the Committee Chairman is paid $500 per meeting and Committee members are paid $300 per meeting, only for committee meetings held on a day that is not the same day as a Board meeting. The board members are reimbursed their out-of-pocket expenses for attending Board and committee meetings.

As approved on February 16, 2005, and effective commencing on March 1, 2005, all grants to each director under the 1996 Stock Option Plan of Non-Qualified Options shall have a term of 10-years and be exercisable both during and after the grantee’s director services to the Company.  The amount of the annual grant shall be an option to purchase 30,000 shares at an exercise price equal to the closing market price on the date of the grant.  Each non-employee director will additionally receive a one-time supplemental grant of 120,000 options, under the same terms, upon the earlier to occur of 1) a change in control of the Registrant, 2.) an equity offering representing more than 10% of the outstanding shares of the Registrant, or 3.) December 31, 2005.  In the event of a change in control, all outstanding stock options for directors will automatically become fully vested, and therefore have until the expiration of the original term of the grant of each option to exercise the options.

In fiscal year 2005, the Company awarded stock options to non-employee directors as follows:

Name	Number of Securities Underlying Options Granted	Date of Grant	Exercise Price/Share	Expiration Date
Gordon Watson	10,000	3-18-04	$1.08	3-18-14
	10,000	4-15-04	$1.15	4-15-14
	10,000	5-26-04	$0.79	5-26-14

Samuel Tishler	10,000	3-18-04	$1.08	3-18-14
	10,000	4-15-04	$1.15	4-15-14
	10,000	5-26-04	$0.79	5-26-14

Richard Wheaton	10,000	3-18-04	$1.08	3-18-14
	10,000	4-15-04	$1.15	4-15-14
	10,000	5-26-04	$0.79	5-26-14

John Hohener	10,000	3-18-04	$1.08	3-18-14
	10,000	4-15-04	$1.15	4-15-14
	10,000	5-26-04	$0.79	5-26-14

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviews general programs of compensation and benefits for all employees and makes recommendations to our Board of Directors concerning compensation paid to our executive officers, directors and certain key employees. The Compensation Committee also administers our stock-based compensation plans, including our 1996 Stock Option Plan, which allows the Compensation Committee to grant stock options to eligible key employees, officers, directors and consultants. The members of the Compensation Committee were Gordon Watson and Richard Wheaton. The Compensation Committee met seven times during the last fiscal year.

COMPENSATION PHILOSOPHY AND OBJECTIVES. The overall philosophy underlying the decisions and recommendations of the Compensation Committee is to recognize and reward results and achievements at both the individual and company level by linking compensation to such achievements. Consistent with this philosophy, the Compensation Committee has the following objectives for our executive compensation program:

•                  Encourage the achievement of desired individual and company performance goals by rewarding such achievements.

•                  Provide a program of compensation that is competitive with comparable companies to enable us to attract and retain key executive talent.

•                  Align the interests of our executives with the interests of our shareholders by linking compensation to company opportunities for long-term ownership.

In making recommendations to our Board of Directors, the Compensation Committee considers factors such as company performance, both in isolation and in comparison to companies of comparable profitability, complexity and size; the individual performance of each executive officer; our historical compensation levels; the overall competitive environment for executives and the level of compensation necessary to attract and retain the level of key executive talent that we desire. In analyzing these factors, the Compensation Committee may from time to time review competitive compensation data gathered in comparative surveys or collected by independent consultants.

SECTION 162 (m). Section 162 (m) of the Internal Revenue Code may limit our ability to deduct certain compensation in excess of one million dollars paid to our chief executive officer and each of our four other most highly compensated executives. In fiscal year 2005, we did not pay “compensation” within the meaning of Section 162 (m) in excess of one million dollars to our executive officers, and we do not believe that we will do so in the near future. As a result, we have not established a policy for qualifying compensation paid to our executive officers for deductibility under Section 162 (m), but intend to formulate such a policy if and when we believe it becomes necessary or appropriate.

CHIEF EXECUTIVE OFFICER COMPENSATION.  The Compensation Committee determines the compensation of the Chief Executive Officer using the same criteria as used for compensation of the other executive officers. On March 1, 2004, Mr. Creighton (Kim) Early, who previously served on the board, became the interim Chief Executive Officer at a salary of $180,000 per year, with certain severance agreements. In addition, Mr. Early received an option to purchase 300,000 shares of Common Stock at an exercise price equal to fair market value of the Common Stock on the grant date. The grant has 100,000 options immediately vested, with the balance vested over a two-year period. Mr. Early is under an employment agreement with DPAC and was appointed as permanent CEO effective May 1, 2004.

COMPENSATION COMMITTEE

Gordon Watson

Richard Wheaton

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the 2005 fiscal year was an officer or employee of the Company or formerly an officer of the Company. No member of the Compensation Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K. Additionally, there is no relationship between any of our executive officers or any member of the Compensation Committee and any member of another company’s board of directors or compensation committee that requires disclosure under Item 402(j)(3) of Regulation S-K.

Performance Graph

The following graph compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market Index and 2) Standard & Poor’s Semiconductor Index.  This comparison assumes in each case that $100 was invested on or about February 28, 2000 and all dividends were reinvested.  The Company’s fiscal year ends on or about February 28 each year.

COMPAIRSON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DPAC TECHNOLOGIES CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE S&P SEMINCONDUCTORS INDEX

*  $100 INVESTED ON 2/29/00 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.  Fiscal year ending February 28.

	Cumulative Total Return
	2/00	2/01	2/02	2/03	2/04	2/05

DPAC TECHNOLOGIES CORP.	100.00	24.33	37.72	16.18	16.43	6.08
NASDAQ STOCK MARKET (U.S.)	100.00	51.69	37.53	23.14	37.16	38.53
S & P SEMICONDUCTORS	100.00	44.24	41.19	24.09	42.21	35.35

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of May 15, 2005, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

Name of Beneficial Owner (and Address of Each 5% Beneficial Owner)	Amount and Nature of Beneficial Ownership	Percentage of Class
None

Current directors, director nominees, and executive officers:
Richard J. Dadamo	278,000	(1)	1.0%
Kim Early	230,000	(1)	*
Michael Zachan	138,334	(1)	*
Stephen Vukadinovich	106,500	(3)	*
John Hohener	80,000	(2)	*
Gordon Watson	140,000	(2)	*
Richard Wheaton	120,000	(2)	*
Samuel Tishler	140,000	(2)	*

All executive officers and directors as a group (eight)	1,232,834	(4)	4.5%

*  Less than 1%.

1)              Includes no shares subject to options that are exercisable within 60 days.

2)              Includes 10,000 shares subject to options that are exercisable within 60 days.

3)              Includes 3,000 shares subject to options that are exercisable within 60 days.

3)              See Note (1) through (3) above.

Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of the Company’s Form 10-K filed June 15, 2005, is hereby Incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company’s independent registered public accounting firm is Moss Adams, LLP.  In the prior fiscal year, the Company’s independent registered accounting firm was Deloitte & Touche, LLP. A representative of Moss Adams is expected to be present at the Annual Meeting and to be available to respond to appropriate questions and will have the opportunity to make a statement.

Audit Fees

Moss Adams, LLP. will bill DPAC aggregate fees of $87,000 for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2005 and for the reviews of the financial quarterly information. In the prior fiscal year, Deloitte & Touche, LLP billed DPAC aggregate fees of $126,000 for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2004 and for the reviews of the financial quarterly information.

Audit-Related Fees

The aggregate fees billed or to be billed by Moss Adams, LLP and Deloitte & Touche LLP in each of the last two years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for each of fiscal year 2005 and 2004. The nature of the services comprising these fees would have included, among other things, consultations and advice regarding material accounting and internal control issues.

Tax Fees

The aggregate fees billed by Moss Adams, LLP for fiscal year 2005 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were approximately $10,000.  The aggregate fees to be billed by Moss Adams, LLP for fiscal year 2005 for professional services related to tax compliance, tax advice and tax planning are estimated at $9,000. For fiscal year 2004, Deloitte & Touche LLP billed DPAC approximately $15,000 for professional services related to tax compliance, tax advice and tax planning. The nature of the services comprising these fees included preparation of federal and state tax returns and advice provided regarding state and local income taxes and sales taxes.

All Other Fees

The aggregate fees billed by Moss Adams, LLP for all other professional services for fiscal year 2005 totaled approximately $9,200.  The aggregate fees billed by Deloitte & Touche, LLP for all other professional services for fiscal year 2005 totaled approximately $8,900.  No fees for other professional services were incurred for fiscal year 2004 for Moss Adams, LLP or Deloitte & Touche, LLP.  The nature of the services comprising these fees would have included, among other thing, acquisition and compliance services.

Pre-Approval Policies

The engagement of Moss Adams, LLP for non-auditing services performed for the Company is limited to those instances in which such services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services. Pursuant to the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by Moss Adams, LLP require pre-approval by the Audit Committee.  Accordingly, the Audit Committee considers the matter of approval of audit and non-audit fees from time to time in advance of the services being rendered.  In the 2005 and 2004 fiscal year, all of the Audit-Related Fees and Tax Fees were approved (pursuant to a limited exemption from the requirement) prior to the related work.

PART IV.

ITEM 15: EXHIBITS

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

Date: June 27, 2005	DPAC TECHNOLOGIES CORP.

	By:	/s/ Creighton K. Early
Creighton Kim Early
Chief Executive Officer
Director

	By:	/s/ Stephen J. Vukadinovich
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Dadamo*	June 27, 2005
Richard J. Dadamo
Chairman of the Board

/s/ Creighton K. Early*	June 27, 2005
Creighton K. Early
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Richard H. Wheaton*	June 27, 2005
Richard H. Wheaton, Director

/s/ Samuel W. Tishler*	June 27, 2005
Samuel W. Tishler, Director

/s/ Gordon M. Watson*	June 27, 2005
Gordon M. Watson, Director

/s/ John W. Hohener*	June 27, 2005
John W. Hohener, Director

/s/ Stephen J. Vukadinovich	June 27, 2005
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

* Executed by Creighton K. Early as attorney-in-fact.