Form 10-Q
period 2005-05-31
DPAC TECHNOLOGIES CORP
filed 2005-07-15
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31,2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	33-0033759
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7321 LINCOLN WAY GARDEN GROVE, CALIFORNIA	92841
(Address of Principal Executive Office)	(Zip Code)

(714) 898-0007

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

( Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

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

YES   ☐                       NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of July 7, 2005 was 23,744,931.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

	May 31, 2005	February 28, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,285,067	$2,693,938
Accounts receivable, net	162,433	252,465
Inventories	290,569	146,800
Prepaid expenses and other current assets	444,481	279,255
Current assets of discontinued operations	52,493	164,134
Total current assets	2,235,043	3,536,592

PROPERTY, net	215,427	230,305

TECHNOLOGY LICENSE AGREEMENT	282,506	332,506
DEPOSITS	31,501	31,501

TOTAL	$2,764,477	$4,130,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable	$59,696	$147,641
Accounts payable	386,866	398,946
Accrued compensation	136,989	172,607
Accrued restructuring costs - current	606,457	627,415
Other accrued liabilities	231,211	175,998
Current liabilities of discontinued operations	390,337	467,952
Total current liabilities	1,811,556	1,990,559

ACCRUED RESTRUCTURING COSTS, Less current portion	112,340	257,707
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	306,427	443,425

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock	27,361,086	27,361,086
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(29,528,633)	(28,623,574)
Net stockholders’ equity	534,154	1,439,213

TOTAL	$2,764,477	$4,130,904

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:
	May 31, 2005	May 31, 2004

NET SALES	$264,161	$400,672

COST OF SALES	207,602	357,066

GROSS PROFIT	56,559	43,606

COSTS AND EXPENSES:
Sales and marketing	369,968	494,674
Research and development	315,380	313,896
General and administrative	562,294	577,109
Restructuring charges	—	84,788
Total costs and expenses	1,247,642	1,470,467

LOSS FROM CONTINUING OPERATIONS	(1,191,083)	(1,426,861)

OTHER INCOME:
Interest income	7,687	7,463

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(1,183,396)	(1,419,398)

INCOME TAX PROVISION	—	—

NET LOSS FROM CONTINUING OPERATIONS	$(1,183,396)	$(1,419,398)

DISCONTINUED OPERATIONS, Net	278,337	(955,646)

NET LOSS	$(905,059)	$(2,375,044)

NET GAIN (LOSS) PER SHARE:
Continuing Operations - Basic and diluted	$(0.05)	$(0.06)
Discontinued Operations - Basic and diluted	$0.01	$(0.04)
Net Loss - Basic and diluted	$(0.04)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,745,000	22,076,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	May 31, 2005	May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,183,396)	$(1,419,398)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	31,890	37,501
Compensation expense associated with stock options	—	16,214
Provision for bad debts	(200)	15,000
Provision for obsolete inventory	—	50,000

Changes in operating assets and liabilities:
Accounts receivable	90,232	(254,899)
Inventories	(143,769)	(94,200)
Other assets	(165,226)	14,877
Accounts payable	(12,080)	52,797
Accrued compensation	(35,618)	(55,705)
Accrued restructuring charges	(166,325)	(19,572)
Other accrued liabilities	55,213	104,079

Net cash used in operating activities	(1,529,279)	(1,553,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(17,012)	(35,927)
Technology license agreement	50,000	—

Net cash provided by (used in) investing activities:	32,988	(35,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt	(87,945)	—
Proceeds from issuance of common stock	—	1,856,539

Net cash (used in) provided by financing activities	(87,945)	1,856,539

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	175,365	938,452

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,408,871)	1,205,758

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	2,693,938	4,477,396

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,285,067	$5,683,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,310	$7,516

On May 6, 2004, the Company sold its industrial, defense, and aerospace product line for $333,000 in cash. Included in the sale was net inventory of $148,000 and property with a net book value of $136,000.

See accompanying notes to condensed financial statements.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

Agreement with QuaTech, Inc.

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

Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the definitive agreement, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount equal to 150 percent of the amount of DPAC’s partially diluted shares on a record date on the terms and subject to the conditions of the agreement.  Also, we intend to issue and sell additional shares or securities for purposes of helping us to conserve working capital, to finance the QuaTech transaction, and to provide us added working capital.

QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Through design, manufacturing and support, QuaTech maintains high standards of reliability and performance. Customers include OEM’s, VAR’s and System Integrators, as well as end-users in many industries, including banking, retail/POS, access control, building automation and security, and energy management. QuaTech is a leading supplier of data connectivity products to financial institutions, serving five of the top ten U.S. banks.

Founded in 1983 and headquartered in Hudson, Ohio, QuaTech sells and supports its solutions both direct and through a global network of resellers and distributors.

The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse changes in conditions.  Other factors that affect DPAC’s business and its ability to conclude a merger transaction include, but are not limited to, that our Airborne(TM) products are new, that we sell to original equipment manufacturers for new product introductions by them, and that all of these are subject to risks and uncertainties regarding new product introductions such as uncertainty of market acceptance. Another major condition is that the parties need additional financing to complete the transactions as envisioned. Such financing may not be available on favorable terms. There are no assurances possible, and none is intended, that the transaction will be completed at all or on the terms described. The transaction is and shall continue to be subject to numerous conditions and contingencies until the transaction is completed. Also, there can be no assurance that such transaction, if completed, will succeed in achieving our goals.

DPAC Technologies Corp. will provide further detailed information to its shareholders in a definitive proxy statement to solicit their vote for the transaction.

The transaction’s costs and diversion of management attention could negatively impact results.

The transaction would involve a change of control, in that it is likely that voting control of DPAC may be given to shareholders of QuaTech. If the principal former shareholders of QuaTech were to act in concert, they might be able to elect a majority of DPAC’s Board of Directors

Description of Business

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“DPAC” or the “Company” or “we” or “our”) is a provider of wireless connectivity products for industrial, transportation, medical and other commercial applications. The AirborneTM wireless Local Area Network (LAN) Node Module was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate 802.11 wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company’s Wireless LAN Node Module in their system design. The Company also sells Airborne Direct plug-and-play wireless products that add 802.11 wireless connectivity to legacy instruments and equipment that have a pre-existing serial or Ethernet data port.

Our products are used in medical monitoring and diagnostic equipment, heavy construction vehicles, forklifts, printers, point of sale devices, machine tools and other instruments and devices that seek to communicate data wirelessly with a local area network. We sell products to both original equipment manufacturers (OEM’s), who incorporate our products into their proprietary systems, and directly to individual operators for deployment into their existing networks.

DPAC Technologies Corp. (“DPAC” or the “Company” or “we” or “our”) was incorporated in California in September 1983, originally under the name Dense-Pac Microsystems, Inc., and changed its name to DPAC Technologies Corp. in August 2001. Our web site is at www.DPACtech.com. The information on our web site is not part of this report.

During fiscal year 2005, the Company sold its Industrial, Defense and Aerospace (“IDA”) product line and ceased the sale and production of memory stacking services to providers of high-density memory boards for the personal computer, server and telecommunications markets. These product lines had comprised the majority of the Company’s historical revenues.  We now treat the results of operations and any remaining assets for these product lines as discontinued operations in our financial statements.

Except where otherwise noted, the financial information contained herein represents our continuing operations and excludes the discontinued IDA and memory stacking products.

NOTE 2  - Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of May 31, 2005 and for the three ended May 31, 2005 and 2004, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC®, DPAC Technologies® and AirborneTM are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2006.

Some historical amounts have been reclassified to be consistent with the current financial presentation.

NASDAQ SmallCap Listing

In August 2004, DPAC (ticker: DPAC) elected to apply and was approved for listing of its common stock on the Nasdaq SmallCap Market, transferring from the Nasdaq National Market listing after its shareholders’ equity balance decreased to less than the $10 million level required for continued listing on the National Market.

Recently, DPAC received a notice of the Nasdaq Staff’s Determination to De-List DPAC.  There are two individual bases for de-listing our common stock.  Our shares fail to meet two individual requirements for a continuing listing on the Nasdaq SmallCap Market(sm):  (a) firstly, we have written-off all of the goodwill on our balance sheet and this resulted in our shareholders’ equity being decreased to less than the $2.5 million level; and (b) secondly, the time has elapsed in which we were allowed to try to resolve our continued deficiency in the minimum bid price requirement, which is $1.00 per share.  During June 2004, DPAC first received a letter from the Nasdaq Stock Market indicating that our common stock had failed to meet the Nasdaq SmallCap Market’s $1.00 per share requirement for the preceding 30 consecutive trading days. The first Nasdaq notice letter allowed us 180 days to regain compliance, or until December 20, 2004. On December 21, 2004, we received a letter from the Nasdaq Stock market granting us an additional 180 days to regain compliance, or until June 20, 2005. We did not regain compliance, and no additional time was given to regain compliance.

If our listing continues to the time of the merger with Quatech (see Item 1), and if the merger is approved and is completed, DPAC will request to maintain its listing on the Nasdaq SmallCap Market.  The

Staff of the Nasdaq Stock Market has notified us that they have determined that, if our transaction with QuaTech, Inc., is completed, the Nasdaq Listing Qualifications department would judge us, including QuaTech, Inc. as a newly added subsidiary, as if we were an initial listing applicant.  The standards for initial listing are higher than for continued listing.  For instance, we might have particular difficulty meeting the minimum bid price requirement, which is $4.00, for initial listing.

We gave written notice to Nasdaq on May 20, 2005 that requested a hearing on the Nasdaq Staff’s determination described in the preceding paragraph.  In addition, we notified Nasdaq that we failed to continue to meet the $2.5 million minimum shareholders’ equity requirement for continued listing, and anticipated failing to meet the June 20, 2005 deadline.  We requested that the hearing address such issues, as well.

Nasdaq held a Hearing and considered our request to continue listing to the time of the merger with QuaTech.  As of the date hereof, we are awaiting their decision.  We could be delisted for failing to meet the two continuing listing criteria mentioned above.

DPAC intends and has agreed to request approval from our shareholders during the fiscal year 2005 annual meeting for the QuaTech, Inc. transaction. If approved, we believe that the transaction will result in a shareholders’ equity in excess of its minimum, whether for continuing listing or initial listing.  Further, we believe if our shareholders concurrently approve a reverse stock split of fifteen-for-one, the resultant common stock price per share could be raised above the minimum bid price compliance level for continuing listing; provided, however, the Nasdaq Hearing Panel may decide not to grant us a continued listing and the Nasdaq Staff has determined to delist our shares because we have failed to maintain all the minimum criteria, and even if the listing continues, the Nasdaq Staff has also determined that our transaction with QuaTech, Inc. will be treated as an initial listing of a new entity, not as a continuing listing.  Further listing privileges can be denied either based on specific rules or in the discretion of Nasdaq.  We are also not assured of an initial listing (if treated as such) even if QuaTech, Inc. is consolidated with us because it may be impractical for us to meet the higher requirements of initial listing, in particular the $4.00 per share minimum bid price requirement.  If any requirement for listing is not met, the securities of the company would then be trade on the over-the-counter bulletin board.

Stock Based Compensation

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

As prescribed in SFAS 123, the Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net loss from continuing operations and basic and diluted earnings loss per share for the quarters ended May 31, 2005 and 2004 would have approximated the pro forma amounts indicated below:

	For the three-months ended: May 31,
	(unaudited)
	2005	2004
Loss from continuing operations:
As reported	$(1,183,396)	$(1,419,398)
Add: Stock-based compensation expense included in reported net income	—	16,214
Deduct: Total stock-based compensation determined under fair value based method for all awards	(82,869)	(197,669)
Pro forma net loss from continuing operations	$(1,266,265)	$(1,600,853)

Net (loss) income per share as reported:
Basic and diluted	$(0.05)	$(0.06)
Pro forma net (loss) income per share:
Basic and diluted	$(0.05)	$(0.07)

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the three months ended May 31,
	(unaudited)
Assumptions	2005	2004

Expected life – months	33	37
Stock volatility	93%	99%
Risk-free interest rate	2.8%	3.8%
Dividends during the expected term	None	None

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after February 28, 2006 and to unvested options at the date of adoption.

NOTE 3 – Liquidity

The Company has incurred losses from continuing operations during the first quarter of fiscal year 2006 and for each of the last three fiscal years. At May 31, 2005, the Company had cash and cash equivalents of $1.3 million, working capital of $423,000 and a current ratio of 1.2 to 1. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1 at February 28, 2005.

Management expects the Company will continue to consume cash for the next several quarters.  The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period.  Based on the Company’s current cash flow requirements, management believes that our positive cash position will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to close the merger with QuaTech and continue to seek additional equity or financing in order to meet its obligations, as they are due.  There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company.

NOTE 4  - Discontinued Operations

 As a result of the significant decline in the demand for the Company’s legacy stacking products experienced during fiscal year 2004 and continuing into fiscal year 2005, the Company implemented a number of restructuring initiatives to focus future endeavors of the Company on the Airborne™ product line.

On June 14, 2004, DPAC sold all of its memory stacking patent and patent applications and related excess inventory associated with our legacy commercial product line for $670,000 in cash. Under the agreement, DPAC accepted agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were shipped no later than August 6, 2004. In conjunction with the sale, the Company’s memory stacking product line was discontinued. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.9 million (or 56%) of the Company’s net sales for the fiscal year ended February 28, 2005. Accordingly, the Company completed the planned shut down of its in-house manufacturing, disposed of all related manufacturing equipment and vacated the portion of its leased facility utilized for manufacturing purposes during the third quarter of fiscal year 2005. The product lines are classified as discontinued operations beginning in the second fiscal quarter of 2005.

On May 6, 2004, DPAC reached an agreement with a third party to sell DPAC’s industrial, defense and aerospace (IDA) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company’s net sales during fiscal year 2004 and $1.7 million (or 24%) of the Company’s net sales for the fiscal year ended February 28, 2005. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company’s manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005.

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

	Three-months ended May 31,
	(unaudited)
	2005	2004
Revenue	$182,911	$1,859,277
Cost of sales and operating expenses	7,474	2,100,910
Restructuring charges	(102,900)	714,013
Net gain (loss) from discontinued operations, net of tax effect	$278,337	$(955,646)

	May 31, 2005	February 28, 2005
	(unaudited)
Accounts receivable, net	$52,493	$164,134
Total assets	$52,493	$164,134

Current portion of capital leases	$98,461	$109,800
Accounts payable and accrued expenses	19,778	20,087
Accrued restructuring costs - current	272,098	338,065
Total current liabilities	390,337	467,952
Accrued restructuring costs- long term	189,973	303,447
Capital leases, net of current portion	116,454	139,978
Total Liabilities	$696,764	$911,377

During the quarter ended August 31, 2004, the Company recorded a reserve for vacated excess facilities of $295,000. During the quarter ended May 31, 2005, the Company was able to sub lease the vacated premises, which had previously been considered to be highly unlikely. The Company therefore recorded a reduction to the reserve in the amount of $102,900, reflecting the estimated value of future lease receipts. This resulted in a credit of $102,900 to restructuring charges for discontinued operations for the quarter ended May 31, 2005. The accrued severance charges are payable over the period ending December 31, 2006.  No other restructuring charges were recorded in the quarter ended May 31, 2005.

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during the three months ended May 31, 2005 is as follows:

	Employee Severance	Facilities	Total
Balance at 2/28/05	$394,096	$247,416	$641,512
Amounts expensed	—	—	—
Net present value of future rent income		(102,900)	(102,900)
Amounts paid	(51,796)	(24,745)	(76,541)
Balance at 5/31/05	$342,300	$119,771	$462,071

All of the charges reflected in the above table are included in the gain or loss from discontinued operations in the accompanying financial statements. No additional impairment or restructuring charges are anticipated beyond those incurred in the quarter ended May 31, 2005.  Refer to Note 14 for a summary of restructuring charges affecting continuing operations.

NOTE 5 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by SFAS 142. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we review the average and closing stock prices for our Common Stock, as well as other factors including using a discounted cash flow analysis. If the fair value of the entire Company is determined to be less than the accounting value of our net assets, we could be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded.

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

NOTE 6 – Inventories

Net inventories consist of the following:

	May 31, 2005	February 28, 2005
Parts and components	$206,471	$89,500
Work-in-process	35,117	31,400
Finished goods	48,982	25,900
Total inventories	$290,570	$146,800

Inventories are net of an allowance for excess and obsolete inventory of $35,000 at May 31, 2005 and at February 28, 2005.

NOTE 7 - Concentration of Customers

During the three months ended May 31, 2005, sales to two major customer accounted for 12% and 10% of net sales. Accounts receivable from these customer accounted for 13% of net accounts receivable at May 31, 2005. The Company has and will have customers ranging from large OEM’s to startup operations.  We have had limited prior collections experience with most of our customers.  Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 8  - Short-Term Debt

At May 31, 2005, the Company had $60,000 of short-term debt, with an annual interest rate of 5.5%, payable monthly, through July 2005.

The Company’s bank credit facility expired in June 2005.

NOTE 9  - Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the three months ended May 31, 2005:

	Number of Shares	Price per Share	Number of Options Exercisable

Balance - February 28, 2005	5,400,945	$0.35 - $7.56	3,539,865

Granted	—	—
Exercised	—	—
Canceled	(492,150)	0.38 - 7.00

Balance - May 31, 2005	4,908,795	$0.35 - $7.56	3,464,880

At May 31, 2005, a total of 3,500,422 shares were available for future grants under all of the Company’s stock option plans.

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

	Three-months ended May 31,
	2005	2004

Shares used in computing basic net loss per share	23,745,000	22,076,000
Dilutive effect of stock options(1) and warrants(2)	—	—
Shares used in computing diluted net loss per share	23,745,000	22,076,000

(1)            Potential common shares of 59,000 and 24,000 have been excluded from diluted weighted average common shares for the three month periods ended May 31, 2005 and 2004, as the effect would be anti-dilutive.

(2)            Excluded from the diluted weighted average common shares for the three month periods ended May 31, 2005 and 2004, are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005.  These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the referenced periods.

The number of shares of common stock, no par value, outstanding at May 31, 2005 was 23,744,931.

NOTE 11 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer reviews financial information and makes operational decisions based upon the Company as a whole. Therefore, the Company reports as a single segment.

The Company had export sales (primarily to Western European countries) accounting for approximately 13% of net sales for the three months ended May 31, 2005. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 12 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the year ended February 28, 2005 and the first three months ended May 31, 2005, the Company established a full valuation allowance associated with its net deferred tax assets.

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

NOTE 14 – Restructuring Costs

As a result of the significant decline in the demand for the Company’s stacking products, the Company implemented a number of restructuring initiatives during fiscal year 2004 and 2005 to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

During the fiscal year ended February 28, 2005, the Company recorded net restructuring charges affecting continuing operations of $665,000, which are comprised of severance charges as the result of a reduction in workforce of ten individuals, including the company’s prior CFO. The accrued severance charges are payable over the period ending December 2006. No restructuring charges were recorded for continuing operations in the quarter ended May 31, 2005.

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during the three months ended May 31, 2005 is as follows:

Employee Severance
Balance at 2/28/05	$885,122
Amounts expensed	—
Amounts paid	(166,325)
Balance 5/31/05	$718,797

All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 4 for a summary of the restructuring charges affecting discontinued operations.

NOTE 15 – QuaTech Merger

On April 26, 2005, DPAC announced that we have entered into a definitive agreement with QuaTech, Inc. that sets forth the terms of a proposed merger on a stock-for-stock basis. A copy of the agreement has been filed with the SEC under Form 8-K/A.  QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions.  Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the letter of intent, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount equal to 150 percent of the amount of DPAC’s partially diluted shares on a record date and on terms to be determined.

The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse conditions.

NOTE 16 – Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

Other Contingent Contractual Obligations

Over time, the Company has made and continues to make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: indemnities to past, present and future directors, officers, employees and other agents pursuant to the Company’s Articles, Bylaws, resolutions, agreements or otherwise; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; and indemnities pursuant to contracts involving protection of selling security holders against claims by third parties arising from any alleged inaccuracy of information in registration statements filed by the Company with the SEC or involving indemnification of the other parties to contracts from any damages arising from misrepresentations made by the Company. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the future payments that the Company could potentially be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report. This Report and the following discussion contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements include statements of our beliefs, plans, objectives, expectations, anticipated results and intentions. Our actual results could differ materially from those discussed in our forward-looking statements. Every statement that is not entirely historic in this Report is considered to be forward-looking statement. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf.  Factors that could cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005 as filed with the Securities and Exchange Commission on June 15, 2005, as well as those discussed in this Item or elsewhere herein. We undertake no obligation to publicly release the result of any revisions to our forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operating Losses

The Company has experienced losses from operations for the past thirteen quarters.  Even if our expectations for net sales for future periods are met, we continue to expect losses from operations for several future quarters. Our longer-term potential for profitability depends upon successful product introductions by our present and future customers. Their products incorporate our Airborne products into the final OEM products for sale to the end-user customers.  We must secure a sufficient number of OEM customers whose products generate a sufficient sales volume for our product before we can reach the revenues necessary for profitability.  This is due to the level of selling, general and administrative expenses and research and development expenses we are incurring to introduce the product to the market and other expenses.

Period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that from time to time our operating results will be below the expectations of some investors and not above the expectations of enough investors. In such events, the market price of our Common Stock would be adversely affected, in some proportion, and perhaps disproportionately. We ourselves have difficulties forecasting, and there are numerous risks and uncertainties concerning, the timing of our customers’ initiating their production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of similar products, decreases or increases in the costs of the components, uncertain market acceptance, our competitors, delays, or other problems with new products, software, manufacturing, inefficiencies, cost overruns, fixed overhead costs, competition from new wireless products using 802.11 with newer technology, and challenges managing production from overseas suppliers, among other factors, each of which will make it more difficult for us to meet expectations.

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

Three Months Ended May 31, 2005 and 2004

Net Sales. Our sales are derived primarily from the shipment AirborneTM wireless products and occasional engineering development contracts. Product shipments currently consist of sales of evaluation kits, prototype units, pre-production and limited production quantities of the Company’s AirborneTM wireless product line. Net sales for the quarter ended May 31, 2005 of $264,000 consisted of $256,000 of product shipments and $8,000 of revenues for development contracts. This compares to total net sales of $401,000 for the same period in the prior fiscal year, which consisted of $253,000 of AirborneTM wireless products and $148,000 of revenues related to development contracts.  Revenues from development contracts are not expected to be a significant element of our future revenue base.

 Gross Profit. Gross profit for the quarter ended May 31, 2005 was $57,000 as compared to $44,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 21% for the first quarter of fiscal year 2006 as compared to 11% for the same period in the prior fiscal year. The increase in gross profit in both absolute dollars and as a percentage of sales is directly related to the product mix. and nature of the revenues. Gross margin on development contracts has historically been very small or break-even. Gross margins are low due to the fact that fixed manufacturing overhead costs are being allocated to prototype and pre-production quantities of product shipments. Our gross margins may be expected to increase when our customers begin ordering larger quantities of our product and the fixed cost base is spread over a larger volume of revenues.  See “Forward-Looking Statements.”

Costs and expenses

The following table presents a breakdown of our operating expenses by functional category:

	Three Months Ended:
	May 31, 2005	May 31, 2004
OPERATING EXPENSES:
Sales and Marketing	$369,968	$494,674
Research and development	315,380	313,896
General and Administration	562,294	577,109
Restructuring charges	—	84,788
Total operating expenses	$1,247,642	$1,470,467

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, web page development and advertising, trade show expenses, print advertising and public relations expenses. Selling and marketing expenses of $370,000 decreased by $125,000 or 34% in the first quarter of fiscal year 2006 from $495,000 in the first quarter of the prior fiscal year. The decrease is primarily due to decreased spending related to print advertising of $51,000, web page advertising of $31,000 and the use of outside consultants, primarily engaged in identifying vertical market segments, of $40,000. The Company incurred a higher level of spending during the first quarter of fiscal year 2005 on sales and marketing efforts related to launching the Airborne wireless product line.

Research and Development.  Research and development expenses consist primarily of ongoing design and development expenses for new wireless products. Research and development expenses for the quarter ended May 31, 2005 were $315,000 as compared to $314,000 in the first quarter of the prior fiscal year. The Company is continuing to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses in the first quarter of fiscal year 2006 of $562,000 decreased by $15,000 or 4% from $577,000 in the first quarter of the prior fiscal year. The decrease is primarily due to a decrease in salaries and benefits of $53,000 and lower liability and D&O insurance costs of $21,000. These reductions were partially off-set by increases in legal and accounting fees of $59,000.

Restructuring Charges. No restructuring charges were incurred during the first quarter of fiscal year 2006 as compared to $85,000 of restructuring charges incurred during the same prior fiscal year period. The prior year period charges consisted of severance charges for one individual.

 Interest. For the three months ended May 31, 2005, interest income of $7,700 remained almost constant when compared to interest income of $7,500 for the same period in the prior fiscal year, due to a higher rate of return on lower cash balances.

Income Taxes. No income tax benefit or provision has been provided during the quarters ended May 31, 2005 and 2004. Net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the first quarter ended May 31, 2005 was $334,000 as compared to a loss of $956,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $183,000, consisting primarily of royalty revenues, and a reduction in the amount of a previously recorded impairment charge for vacated facilities of $159,000. The prior year quarter loss resulted from revenues of $1.9 million and included impairment and restructuring charges of $714,000.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2005 we had a cash balance of $1.3 million, and our working capital was $423,000.  The current ratio (current assets to current liabilities) was 1.2 to 1.0. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1.0 at February 28, 2005.  In our first quarter of fiscal year 2006 we consumed cash at a rate of approximately $100,000 per week.  If this cash consumption rate continued our cash balance would support us through the end of August 2005 at which time we would need additional capital in order to continue operations.

Based on our projected cash consumption rate, management believes that its cash balance of $1.3 million at May 31, 2005 and cash from operations will not be sufficient to finance our operations through fiscal year 2006 without additional financing.  Management intends to address the Company’s need for additional capital through or in connection with a transaction with QuaTech, Inc. As described in our Form’s 8-K filed with the SEC on March 8, 2005 and April 27, 2005, the Company has signed a definitive agreement to acquire QuaTech, Inc. for stock. DPAC and QuaTech are actively engaged in securing the necessary financing to effect and close the transaction. We do not have a binding agreement for the funding which is required for us to complete the transaction with QuaTech or with any person or firm. We can provide no assurance that we or QuaTech will be able to obtain any necessary financing on satisfactory terms, or at all, and consequently we can provide no assurance we will be able to close the transaction with QuaTech or continue operations.

The Company’s primary source of operating capital for the three months ended May 31, 2005 was our cash balances.

 Net cash used in operating activities for the three months ended May 31, 2005 of $1.5 million consisted primarily of the net loss from continuing operations of $1.2 million, increases to inventories of $144,000 and other assets of $165,000 and payments of accrued restructuring charges of $166,000. These amounts were slightly offset by a decrease in accounts receivable of $90,000 and an increase of other accrued liabilities of $55,000. Net cash used in operating activities for the three months ended May 31, 2004 of approximately $1.6 million consisted primarily of the net loss from continuing operations of $1.4 million and an increase in accounts receivable of $255,000.

The Company’s discontinued operations provided cash of $175,000 and $938,000 for the three months ended May 31, 2005 and 2004, respectively. The cash generated in the current fiscal year three-month period resulted from the operating income partially offset by payments of accrued restructuring charges and capital leases. The cash generated in the three months ended May 31, 2004 resulted primarily from collections of accounts receivable and reductions in inventory, partially offset by the loss from discontinued operations and payments of restructuring charges. Deferred proceeds from the sale of the IDA product line in May 2004 contributed $311,000 in cash in that prior-year period.

Net cash provided by investing activities of $33,000 for the three months ended May 31, 2005 consisted of cash receipts of $50,000 from the technology license agreement and partially offset by $17,000 in equipment purchases. Net cash used in investing activities for the three months ended May 31, 2004 consisted of $36,000 of equipment purchases.

Net cash used in financing activities for the three months ended May 31, 2005 of $88,000 consisted of principal payments on short-term debt. Net cash provided by financing activities for the three months ended May 31, 2004 consisted of net proceeds of $1.9 million from a private placement of common stock and warrants to purchase common stock.

As of May 31, 2005, our future commitments under capital leases through fiscal year 2008 were $229,000. Our commitments due in the fiscal quarter ending August 31, 2005 under capital leases are $28,000.

DPAC operates at leased premises in Southern California, which are adequate for the Company’s needs for the near term.

As of June 30, 2005, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

Management estimates that the Company, at least pending completion of its transaction with QuaTech, Inc., could continue to consume cash at the rate of about $500,000 per month for the next several quarters.  Therefore, only if we receive sufficient additional financing, will we be able to seek to close the merger with Quatech.  We must continue to seek additional equity financing and debt financing as a means to continue to implement current plans.

 There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs, management believes that our positive cash position will not be adequate to continue to maintain liquidity throughout the ensuing fiscal quarter.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential licensing revenues, and any potential divestitures of assets. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. When our cash balances and internally generated funds are inadequate, we intend to further scale back expenditures while we seek other financing, which might include sales of equity securities that could dilute existing shareholders, or a sale of some of our assets, which may adversely affect our shareholders.

OFF BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of May 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur and have incurred various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At May 31, 2005, we had $60,000 of short-term debt, with an annual interest rate of 5.5%, payable monthly, through July 2005.

Capital Lease Obligations

We have various capital lease obligations in connection with equipment purchases. Our current outstanding capital lease obligations of $229,000 relate to manufacturing and test equipment and are included as part of short-term or long-term debt of discontinued operations, as appropriate, within our balance sheet.

Operating Lease Obligations

We have an operating lease for our facilities with future minimum payments of $559,000 as of May 31, 2005.  The obligations accrue at the rate of approximately $24,000 per month.

Purchase Commitments with Contract Manufacturers

We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which may in certain limited circumstances allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations, if any, may or may not result in cancellation costs payable by us. Cancellation without contractual permission to do so would result in additional potential losses, damages and costs.  In the past, we have been required to take delivery of materials from our suppliers that were in excess of our actual requirements at the time of delivery, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our commitments to contract manufacturers and adjust such commitments for changes in demand, we may incur additional costs and expenses, including without limitation inventory expenses related to excess and obsolete inventory. Such costs and expenses could have a material adverse effect on our business, financial condition and results of operations.

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

 Severance Agreement Commitments

The Company is party to severance agreements with former employees and is obligated to continue payments on these agreements, with the latest obligation being due in December 2006. The balance due from these arrangements at May 31, 2005 is $837,000 in short-term obligations and $224,000 in long-term obligations. The severance agreements arose from the termination of the previous officers of DPAC during fiscal years 2005 and 2004 as highlighted below:

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

Tabular Disclosure of Contractual Obligations

As of May 31, 2005, expected future cash obligations, related to contractual agreements were as follows:

	Total	Less than 1 Year	1 to 3 Years
Capital Lease Obligations	$229,000	$110,000	$119,000
Operating Lease Obligations	$559,000	$289,000	$270,000
Purchase Obligations	$150,000	$150,000	—
Severance Agreements	$1,061,000	$837,000	$224,000
Total	$1,999,000	$1,386,000	$613,000

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition.  We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent actual results differ from those estimates, our future results of operations may be affected.  Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 22 through 24 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Management believes that as of May 31, 2005, there has been no material change to this information.

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

Potential Future Insufficiency of Capital and Financial Resources

We require additional financing to meet our ongoing obligations plans through to the end of the fiscal year ending February 28, 2006.  Despite intending to obtain it when needed, it may be unavailable when our liquid resources are at an end. Once we obtain financing, terms of the financing itself could have material adverse effects on the market price of the common stock.  Problems that we could encounter because of insufficient capital are numerous, but  include additional costs and expenses.  Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors.  Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results.  We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity.  Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate.  The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.

Pending Agreement and Plan of Reorganization

Our plans for future financing and growth center around a transaction with QuaTech, Inc. We are committed to the transaction, subject to certain conditions, pursuant to a binding written agreement. Although no assurance exists that we will complete the acquisition, we are continuing to incur substantial costs to attempt to complete the transaction, including but not limited to transaction costs.  Should the transaction be terminated, there are additional expenses and costs that we would also incur.  We plan to file a registration statement on Form S-4 in connection with the QuaTech, Inc. transaction and to combine that registration statement with our proxy statement for our annual shareholders’ meeting, which will among other things be held to consider whether to approve the transaction, which involves approving the issuance of shares of our authorized and unissued common stock for all the shares of QuaTech, Inc. and approving more shares, if necessary, for additional financing as described in the proxy statement.

Proposed Reclassification

Our plans include proposing to our shareholders certain actions, including our proposal to authorize a reverse stock split, in order to achieve compliance with Nasdaq listing requirements.  A reverse stock split will reduce the reported daily trading volume (in terms of number of shares) of our common stock in proportion to the split ratio.  A reverse stock split also will increase substantially the amount of shares of our common stock that are authorized and unissued, making additional shares available for future issuance by our Board of Directors without future shareholder vote.  The number of shares of authorized Common Stock (currently 40 million) will not change but the number of shares issued and outstanding (currently    million) will be reduced in proportion to the reverse split ratio.  Further, no assurance is intended that a reverse stock split will necessarily result in a full proportionate increase in the market price per share of reclassified common stock, and in fact there are numerous examples of reverse splits by other companies failing to maintain a full proportionate increase in the market price per share of the common stock.

Product Development and Technological Change

We are part of the wireless industry, which is characterized by rapid technological change.  As a result, wireless products may have a product life of not more than one to three years.  Our industry is highly competitive with respect to timely product innovation, performance, time to market, and other characteristics necessary to succeed in the industry. Our products are subject to price erosion and sometimes charges for obsolescence because competitors are continuously introducing technologies with equal or greater capacity as compared with the technology we employ.

Any success we hope to have in the long-term will depend on our ability to keep up with technological advances and to meet customers demands by developing new wireless products and product enhancements continually.  We would incur additional operating costs along with the development, manufacture and introduction of new products.  Our cash resources require us to prioritize expenditures; and, therefore, from time to time, we may forsake and have actually forsaken a major portion or all of our development of future products in favor of more immediate needs.  We hope to improve our financial condition by raising additional capital in the future so that we can adequately anticipate and respond to technological developments and customer requirements for product development, firmware or software development, or adoption of newer wireless technologies, any of which independently or in combination could have material adverse effects on any revenues we hope we can achieve.

There can be no assurance that we will be successful in planned product development or marketing efforts, nor that we will obtain enough financial resources for the efforts we hope to exert, nor that we .  We presently do not have adequate financial or technical resources for as much product development and promotion as will be needed to sustain us in the long-term.

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

Management of New Product Introduction

Successful introduction of our products will depend on the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage any resultant growth effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. We may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage this process effectively could adversely affect our financial condition and results of operations.

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

Product Liability

In the course of our business, we may be subject to claims for product liability for which our insurance coverage, if any, is excluded or inadequate.

Variability of Gross Margin

Gross profit as a percentage of sales was 21% for fiscal quarter ended May 31, 2005 as compared to 11% for the fiscal quarter ended May 31, 2004.  The change in the gross margins can be attributed to the volume of products sold.

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

We also expect that our business may experience significant seasonality to the extent it sells a material portion of our products in Europe (due to vacation cycles) and to the extent our exposure to the wireless market remains significant.

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

Limited Experience in Business Combinations or Acquisitions

We are pursuing a strategy of acquiring additional companies or businesses.  We are in the process of one transaction.  We may pursue selective acquisitions to complement our internal growth. If the present transaction closes, we will issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, assume contingent liabilities, and use other company assets available at the time of acquisition. If and when we make any future combinations or acquisitions, we could do so again. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

We need to obtain financing in connection with QuaTech, Inc. to complete that transaction.  Our future capital requirements depend on many factors including our research, development, sales and marketing activities, acquisitions, and other costs. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we would not be able to complete our transaction with QuaTech, Inc. and shall not be able to continue developing or enhancing our products, taking advantage of future opportunities or responding to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.  To the extent we raise additional capital by issuing debt, we would incur additional interest expenses that would reduce earnings and cash flow per share of the Company.  Also, any plans to borrow money and repay that debt later are usually subject to numerous risks.  In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow.  If a company’s debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.

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

Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised.  We have reserved a total of 1,480,292 shares for issuance upon exercise of outstanding, unexpired warrants.  Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration.  It is foreseeable that when a warrant has an intrinsic value, which is usually called being “in-the-money,” the holder may desire to exercise the warrant and immediately sell the stock.  If our common stock trades at prices higher than a warrant’s exercise price, the shares can be sold at a profit.  At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.

An additional factor that independently affects the common stock is a potential future adjustment to certain outstanding warrants that, until such provision expires by its own terms on May 5, 2009 will be adjusted to that lower exercise price if we sell stock; however, the number of shares purchasable with the warrant is constant.  For example, there are presently 730,794 shares purchasable at $1.235 each under those warrants; but if we were to sell shares of common stock (except in certain instances defined as excluded issuances) at, for instance, $0.40 each, the warrants would become warrants to purchase 730,794 shares at $0.40 each.  The adjustments can reduce the warrants’ exercise price but not increase it.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company invests excess cash in money market funds. Money market funds do not have maturity dates and do not present a material market risk.  Also our debt instruments, consisting principally of capital lease agreements, were based on fixed interest rates; and therefore for the three-month period covered by this Report, interest expense was not sensitive to any changes in the general level of United States interest rates.

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

As of May 31, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and  operation  of  the  Company’s  disclosure  controls  and  procedures  as  required  by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are or could be subject to various legal proceedings and threatened legal proceedings from time to time as part of the conduct of our business. We believe we are not currently party to any material legal proceedings nor aware of any threatened material legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such costs and diversions could have a material adverse impact on our business, results of operations and financial condition.

ITEM 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2005, we entered into an agreement and plan of reorganization with QuaTech, Inc. that restricts us from paying any dividends on our common stock.

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

DPAC TECHNOLOGIES CORP.

(Registrant)

July 13, 2005	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early,
Chief Executive Officer

July 13 , 2005	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exh. No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.