Form 10-Q
period 2005-08-31
DPAC TECHNOLOGIES CORP
filed 2005-10-14
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	33-0033759
( State or other Jurisdiction of Incorporation or Organization)	( IRS Employer Identification No.)

7321 LINCOLN WAY GARDEN GROVE, CALIFORNIA	92841
( Address of Principal Executive Office)	(Zip Code)

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

YES  ☒    NO  ☐

Indicate by Check Mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of August 31, 2005 was 23,744,931.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

	August 31, 2005	February 28, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$786,698	$2,693,938
Accounts receivable, net	313,081	252,465
Inventories	139,625	146,800
Prepaid expenses and other current assets	165,672	279,255
Current assets of discontinued operations	163,911	164,134

Total current assets	1,568,987	3,536,592
PROPERTY, net	193,827	230,305
TECHNOLOGY LICENSE AGREEMENT	—	332,506
DEPOSITS	41,501	31,501

TOTAL	$1,804,315	$4,130,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Note payable	$500,000	$147,641
Accounts payable	208,734	398,946
Accrued compensation	46,793	172,607
Accrued restructuring costs - current	185,528	627,415
Other accrued liabilities	292,810	175,998
Current liabilities of discontinued operations	451,757	467,952

Total current liabilities	1,685,622	1,990,559
ACCRUED RESTRUCTURING COSTS, Less current portion	465,192	257,707
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	399,509	443,425
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	27,361,086	27,361,086
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(30,808,795)	(28,623,574)

Net stockholders’ equity (deficit)	(746,008)	1,439,213

TOTAL	$1,804,315	$4,130,904

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

( Unaudited )

	For the quarter ended:		For the six months ended:
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
NET SALES	$539,717	$222,696	$803,878	$623,368
COST OF SALES	395,849	202,090	603,451	559,156

GROSS PROFIT	143,868	20,606	200,427	64,212
COSTS AND EXPENSES:
Sales and marketing	223,172	479,010	593,140	973,684
Research and development	160,561	383,922	475,941	697,818
General and administrative	965,862	844,714	1,528,156	1,421,823
Write-off of amount due under technology license	282,506	—	282,506	—
Restructuring charges	—	488,427	—	573,215

Total costs and expenses	1,632,101	2,196,073	2,879,743	3,666,540
LOSS FROM CONTINUING OPERATIONS	(1,488,233)	(2,175,467)	(2,679,316)	(3,602,328)

OTHER INCOME (EXPENSE):
Interest income	3,880	7,829	11,567	15,292
Interest expense	(4,500)	—	(4,500)	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(1,488,853)	(2,167,638)	(2,672,249)	(3,587,036)
INCOME TAX PROVISION	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	$(1,488,853)	$(2,167,638)	$(2,672,249)	$(3,587,036)
DISCONTINUED OPERATIONS, Net	208,691	449,257	487,028	(506,389)

NET LOSS	$(1,280,162)	$(1,718,381)	$(2,185,221)	$(4,093,425)

NET GAIN (LOSS) PER SHARE:
Continuing Operations - Basic and diluted	($0.06)	($0.09)	($0.11)	($0.16)

Discontinued Operations - Basic and diluted	$0.01	$0.02	$0.02	($0.02)

Net Loss - Basic and diluted	($0.05)	($0.07)	($0.09)	($0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,745,000	23,732,000	23,745,000	22,904,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31, 2005	August 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,672,249)	$(3,587,036)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	63,016	81,516
Compensation expense associated with stock options	—	16,214
Provision for bad debts	(200)	—
Write-off of amount due from technology license	282,506	—
Changes in operating assets and liabilities:
Accounts receivable	(60,416)	(97,340)
Inventories	7,175	(42,700)
Other assets	103,583	(23,100)
Accounts payable	(190,212)	91,486
Accrued compensation	(125,814)	59,961
Accrued restructuring charges	(234,402)	353,816
Other accrued liabilities	116,812	126,925

Net cash used in operating activities	(2,710,201)	(3,020,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(26,538)	(67,432)
Technology license agreement	50,000	—

Net cash used in investing activities:	23,462	(67,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt	(147,641)	—
Proceeds from issuance of convertible debt	500,000	—
Proceeds from issuance of common stock	—	1,788,224

Net cash provided by financing activities	352,359	1,788,224

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	427,140	1,423,044
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,907,240)	123,578
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	2,693,938	4,477,396

CASH & CASH EQUIVALENTS, END OF PERIOD	$786,698	$4,600,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,851	$14,180

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

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

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

HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS

All reports filed by DPAC Technologies with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street St., N.E., Washington, D.C. 20549. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Liquidity

The Company has incurred losses from continuing operations during the first six months of fiscal year 2006 and for each of the last three fiscal years. At August 31, 2005, the Company had cash and cash equivalents of $787,000, negative working capital of $117,000 and a current ratio of 0.9 to 1. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1 at February 28, 2005.

On August 5, 2005 the Company entered into a license agreement with DCV that resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the AirborneTM products in exchange for royalties on products sold. As a result of the License, DPAC will have no on-going business operations other than the collection of royalties under the QuaTech License and under a previously issued license granted to Twilight Technologies, Inc for certain Industrial, Defense and Aerospace products as included in discontinued operations. If our shareholders do not approve the License with DCV and QuaTech, QuaTech will have the option to continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the AirborneTM technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive AirborneTM product license for the fair market value of the technology as determined by independent appraisal.

Management expects the Company will continue to consume cash for the next several quarters. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized from royalties during each period. On February 3, 2006 the Company will be required to repay $500,000 to Development Capital Ventures LP (“DCV”) under a secured, convertible bridge loan agreement entered into on August 5, 2005. Unless the Company completes the merger with QuaTech before February 3, 2006, the Company may not have sufficient cash available to repay the DCV loan. Based on the Company’s current cash flow requirements, management believes that our positive cash position will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to close the merger with QuaTech and continue to seek additional equity or financing in order to meet its obligations, as they are due. There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company.

NOTE 2 – General Background

Agreement with QuaTech, Inc.

On April 26, 2005, we announced that DPAC has entered into a definitive agreement with QuaTech, Inc. (“QuaTech”) that sets forth the terms of a proposed acquisition by us of QuaTech, Inc. through a triangular stock-for-stock merger (the “Merger Agreement” or the “Merger”). On August 5, 2005, we amended the definitive agreement with QuaTech and simultaneously entered into a technology licensing agreement (the License Agreement”) and a $500,000 convertible loan agreement (the “Bridge Loan”) with QuaTech’s largest shareholder, Development Capital Ventures LP (“DCV”). DPAC intends to file an S-4 registration statement and proxy materials to seek shareholder approval of the Merger with QuaTech. For accounting purposes, the transaction will be considered a reverse-acquisition of us by QuaTech, Inc. Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the amended Merger Agreement, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount calculated to result in QuaTech’s shareholders owning approximately 60% of the outstanding shares of DPAC after the completion of the merger. In addition, DCV will convert the Bridge Loan to DPAC common stock upon the completion of the merger. This will result in DCV owning approximately 50% of DPAC’s outstanding common stock at the completion of the merger, and all QuaTech shareholders, including DCV, will own approximately 66% of the DPAC shares outstanding following the completion of the merger.

QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Through design, manufacturing and support, QuaTech maintains high standards of reliability and performance. Customers include original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and System Integrators, as well as end-users in many industries, including banking, retail/POS, access control, building automation and security, and energy management. QuaTech is a leading supplier of data connectivity products to financial institutions, serving five of the top ten U.S. banks. Founded in 1983 and headquartered in Hudson, Ohio, QuaTech sells and supports its solutions both direct and through a global network of resellers and distributors.

The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse changes in conditions. Another major condition is that QuaTech completes the closing of certain additional financing to complete the transactions as envisioned. There are no assurances possible, and none are intended, that the transaction will be completed at all or on the terms described. The transaction is and shall continue to be subject to numerous conditions and contingencies until the transaction is completed. Also, there can be no assurance that such transaction, if completed, will succeed in achieving our goals.

DPAC Technologies Corp. will provide further detailed information to its shareholders in a definitive proxy statement to solicit their vote for the transaction.

The Merger transaction’s costs and diversion of management attention have and could continue to negatively impact results.

The Merger transaction would involve a change of control, in that voting control of DPAC would be given to shareholders of QuaTech, and DCV would own more than 50% of DPAC common stock. The principal former shareholder of QuaTech would be able to elect a majority of DPAC’s Board of Directors

Description of Business

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“DPAC” or the “Company” or “we” or “our”) is a provider of wireless connectivity products for industrial, transportation, medical and other commercial applications. The AirborneTM wireless Local Area Network (“LAN”) Node Module was introduced in September 2003 after an initial year of research and development. The product is designed to enable OEM equipment designers to incorporate 802.11 wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company’s Wireless LAN Node Module in their system design. The Company also sells AirborneTM Direct plug-and-play wireless products that add 802.11 wireless connectivity to legacy instruments and equipment that have a pre-existing serial or Ethernet data port. On August 5, 2005 we entered into a license agreement with DCV which resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the AirborneTM products in exchange for royalties on products sold. As a result of the License, DPAC will have no on-going business operations other than the collection of royalties under the QuaTech License and under a previously issued license granted to Twilight Technologies, Inc., for certain Industrial, Defense and Aerospace products as described below. If our shareholders do not approve the License with DCV and QuaTech, QuaTech will have the option to continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the AirborneTM technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive Airborne™ product license for the fair market value of the technology as determined by independent appraisal.

AirborneTM products are used in medical monitoring and diagnostic equipment, heavy construction vehicles, forklifts, printers, point of sale devices, machine tools and other instruments and devices that seek to communicate data wirelessly with a local area network. The products are sold to both OEMs, who incorporate the products into their proprietary systems, and directly to individual operators for deployment into their existing networks.

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

NOTE 3 – Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of August 31, 2005 and for the three and six months ended August 31, 2005 and 2004, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge), which, in the opinion of DPAC management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC®, DPAC Technologies® and AirborneTM are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Operating results for the three and six months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2006.

Some historical amounts have been reclassified to be consistent with the current financial presentation.

NASDAQ SmallCap Listing

In August 2004, DPAC (ticker: DPAC) elected to apply and was approved for listing of its common stock on the Nasdaq SmallCap Market, transferring from the Nasdaq National Market listing after its shareholders’ equity balance decreased to less than the $10 million level required for continued listing on the National Market. On August 3, 2005, DPAC was de-listed from the Nasdaq SmallCap Market as a result of continuing deficiencies in maintaining the minimum $1 per share stock price and minimum net worth requirements for continued listing. DPAC common stock now trades on the Over-the Counter Bulletin Board (“OTCBB”) under the symbol DPAC.OB.

Stock Based Compensation

The Company has elected, pursuant to Statement of Financial Accounting Standards 123 (“SFAS 123”), to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. We only record compensation expense for stock-based awards granted with an exercise price below the market price of the Company’s stock at the date of grant.

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

As prescribed in SFAS 123, the Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If compensation costs for the Company’s stock option plans were to have been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net loss from continuing operations and basic and diluted earnings loss per share for the three and six months ended August 31, 2005 and 2004 would have approximated the pro forma amounts indicated below:

	For the Three Months Ended: August 31,		For the Six Months Ended: August 31,
	2005	2004	2005	2004
Loss from continuing operations:
As reported	$(1,488,853)	$(2,167,638)	$(2,672,249)	$(3,587,036)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	16,214	—	16,214
Deduct: Total stock-based compensation determinded under fair value based method for all awards, net of related tax effects	(68,230)	(197,669)	(151,099)	(366,416)

Pro forma net loss from continuing operations	$(1,557,083)	$(2,349,093)	$(2,823,348)	$(3,937,238)

Net (loss) income per share as reported:
Basic and diluted	($0.06)	($0.09)	($0.11)	($0.16)
Pro forma net (loss) income per share:
Basic and diluted	($0.07)	($0.10)	($0.12)	($0.17)

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the Three Months Ended: August 31,		For the Six Months Ended: August 31,
	2005	2004	2005	2004
Expected life in months	33	35	33	35
Volatility	93%	98%	93%	98%
Interest rate	2.8%	3.2%	2.8%	3.2%
Dividends	None	None	None	None

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

On June 14, 2004, DPAC sold all of its memory stacking patent and patent applications and related excess inventory associated with our legacy commercial product line for $670,000 in cash. Under the agreement, DPAC accepted agreed upon orders for LP Stacks™ subject to material and capacity availability through July 30, 2004 and all orders were shipped no later than August 6, 2004. In conjunction with the sale, the Company’s memory stacking product line was discontinued. This product line accounted for $16.3 million (or 83%) of the Company’s net sales during fiscal year 2004 and $3.9 million (or 56%) of the Company’s net sales during fiscal year 2005. Accordingly, the Company completed the planned shut down of its in-house manufacturing, disposed of all related manufacturing equipment and vacated the portion of its leased facility utilized for manufacturing purposes during the third quarter of fiscal year 2005. The product lines are classified as discontinued operations beginning in the second fiscal quarter of 2005.

On May 6, 2004, DPAC reached an agreement with a third party to sell DPAC’s industrial, defense and aerospace (“IDA”) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines for the next two years. The amount of the additional consideration cannot yet be determined. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company’s net sales during fiscal year 2004 and $1.7 million (or 24%) of the Company’s net sales during fiscal year 2005. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company’s manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005.

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

	Three-months ended August 31, (unaudited)		Six-months ended August 31, (unaudited)
	2005	2004	2005	2004
Revenue	$213,807	$2,582,489	$396,718	$4,441,766
Gain (loss) from discontinued operations	208,691	(220,835)	384,128	(1,227,081)
Gain on the sale of assets	—	670,092		720,692
Restructuring charges	—		(102,900)

Net gain (loss) from discontinued operations, net of tax effect	$208,691	$449,257	$487,028	$(506,389)

	August 31, 2005	February 28, 2005
	(unaudited)
Accounts receivable, net	$163,911	$164,134

Total assets	$163,911	$164,134

Current portion of capital leases	$100,194	$109,800
Accounts payable and accrued expenses	15,000	20,087
Deferred revenue	225,000	—
Accrued restructuring costs - current	111,563	338,065

Total current liabilities	451,757	467,952
Accrued restructuring costs- long term	308,763	303,447
Capital leases, net of current portion	90,746	139,978

Total Liabilities	$851,266	$911,377

During the quarter ended August 31, 2004, the Company recorded a reserve for vacated excess facilities of $295,000. During the quarter ended May 31, 2005, the Company was able to sub lease the vacated premises, which had previously been considered to be highly unlikely. The Company therefore recorded a reduction to the reserve in the amount of $102,900, reflecting the estimated value of future lease receipts. This resulted in a credit of $102,900 to restructuring charges for discontinued operations for the quarter ended May 31, 2005. During the quarter ended August 31, 2005, the Company renegotiated the payment terms on the accrued severance resulting in a reduced monthly payment amount and an extension of the time period the accrued severance charges are payable over to the period ending January 31, 2009. No other restructuring charges were recorded in the quarter ended August 31, 2005.

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during the six months ended August 31, 2005 is as follows:

	Employee Severance	Facilities	Total
Balance at 2/28/05	$394,096	$247,416	$641,512
Amounts expensed	—	—	—
Net present value of future rent income		(102,900)	(102,900)
Amounts paid	(51,796)	(24,745)	(76,541)

Balance at 5/31/05	$342,300	$119,771	$462,071
Amounts expensed	—	—	—
Amounts paid	(27,550)	(14,196)	(41,746)

Balance at 8/31/05	$314,750	$105,575	$420,325

All of the charges reflected in the above table are included in the gain or loss from discontinued operations in the accompanying financial statements. No additional impairment or restructuring charges are anticipated beyond those incurred in the quarter ended August 31, 2005. Refer to Note 14 for a summary of restructuring charges affecting continuing operations.

NOTE 5 – Inventories

Net inventories consist of the following:

	August 31, 2005	February 28, 2005
Parts and components	$19,000	$89,500
Work-in-process	54,100	31,400
Finished goods	66,525	25,900

Total inventories	$139,625	$146,800

Inventories are net of an allowance for excess and obsolete inventory of $35,000 at August 31, 2005 and at February 28, 2005. The inventory balance at August 31, 2005 is either consigned to or will be sold to QuaTech, therefore the utilization of the inventory is dependent upon QuaTech sales of the Airborne product line.

NOTE 6 – Concentration of Customers

During the three and six months ended August 31, 2005, sales to three major customers accounted for 43% and 30% of net sales. Accounts receivable from these customer accounted for 88% of net accounts receivable at August 31, 2005. The Company has and will have customers ranging from large OEMs to startup operations. We have had limited prior collections experience with most of our customers. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 7 – Short-Term Debt

At August 31, 2005, the Company had a $500,000 convertible note payable to Development Capital Ventures LP (DCV), QuaTech’s largest shareholder, with an annual interest rate of 12%, payable monthly, principal balance due and payable on February 3, 2006. The loan is secured by all the assets of DPAC. If the merger with QuaTech is consummated prior to February 3, 2006, then, simultaneously with the effective date of the merger, the principal balance of the note shall be converted into 3,289,473 shares of the Company’s common stock. In addition, as a conversion incentive upon the completion of the merger, the Company will issue to DCV an additional 1,644,736 shares of the Company’s common stock.

The Company’s bank credit facility expired in June 2005.

NOTE 8 – Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the three months ended August 31, 2005:

	Number of Shares	Price per Share	Number of Options Exercisable
Balance - February 28, 2005	5,400,945	$0.35 - $7.56	3,539,865

Granted	—	—
Exercised	—	—
Canceled	(797,950)	0.35 - 7.00

Balance - August 31, 2005	4,602,995	$0.35 - $7.56	3,494,148

At August 31, 2005, a total of 3,806,222 shares were available for future grants under all of the Company’s stock option plans.

NOTE 9 – Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share would reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding, if dilutive.

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended August 31,
	2005	2004
Shares used in computing basic net loss per share	23,745,000	23,732,000
Dilutive effect of stock options(1) and warrants(2)	—	—

Shares used in computing diluted net loss per share	23,745,000	23,732,000

	Six-months ended August 31,
	2005	2004
Shares used in computing basic net loss per share	23,745,000	22,904,000
Dilutive effect of stock options(1) and warrants(2)	—	—

Shares used in computing diluted net loss per share	23,745,000	22,904,000

(1)	Potential common shares of 10,000 and 24,000 have been excluded from diluted weighted average common shares for the three and six month periods ended August 31, 2004, as the effect would be anti-dilutive.

(2)	Excluded from the diluted weighted average common shares for the three and six month periods ended August 31, 2005 and 2004, are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005. These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the referenced periods.

(3)	Excluded from the diluted weighted average common shares for the three and six month periods ended August 31, 2005 and 2004 are 4.9 million common shares issuable with the conversion of the DCV note upon the completion of the QuaTech merger.

The number of shares of common stock, no par value, outstanding at August 31, 2005 was 23,744,931.

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

The Company had export sales (primarily to New Zealand and Western European countries) accounting for approximately 29% and 24% of net sales for the three and six months ended August 31, 2005. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 11 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year ended February 28, 2005 and for the six months ended August 31, 2005, the Company established a full valuation allowance associated with its net deferred tax assets.

The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results shall have sufficiently improved to support realization of our deferred tax assets.

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

This calculation resulted in the following valuations: $0.7 million for the Series A warrants, $240,000 for the Series B warrants, and $140,000 for the placement agent warrants. The value ascribed to the warrants has been treated as a reduction to common stock issued in the private placement.

NOTE 13 – Restructuring Costs

As a result of the significant decline in the demand for the Company’s stacking products, the Company implemented a number of restructuring initiatives during fiscal year 2004 and 2005 to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

During the fiscal year ended February 28, 2005, the Company recorded net restructuring charges affecting continuing operations of $665,000, which are comprised of severance charges as the result of a reduction in workforce of ten individuals, including the Company’s prior CFO. During the quarter ended August 31, 2005, the Company renegotiated the payment terms on the accrued severance resulting in a reduced monthly payment amount and an extension of the time period the accrued severance charges are payable over to the period ending April 30, 2009. No restructuring charges were recorded for continuing operations in the six months ended August 31, 2005.

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during the six months ended August 31, 2005 is as follows:

Employee Severance
Balance at 2/28/05	$885,122
Amounts expensed	—
Amounts paid	(166,325)

Balance 5/31/05	718,797
Amounts expensed	—
Amounts paid	(68,077)

Balance 8/31/05	$650,720

All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 4 for a summary of the restructuring charges affecting discontinued operations.

NOTE 14 – QuaTech Merger

On April 26, 2005, DPAC announced that we had entered into a definitive agreement with QuaTech, Inc. that sets forth the terms of a proposed merger on a stock-for-stock basis. A copy of the agreement is included in the Company’s Form 8-K/A as filed with the SEC on April 27, 2005. On August 5, 2005 DPAC announced an amendment to the definitive agreement and simultaneously entered into a Bridge Loan agreement and License agreement with DCV, QuaTech’s largest shareholder. QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Following the Merger transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the agreements, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount equal to 60% of the shares deemed to be outstanding at the completion of the Merger. DCV would receive and additional approximately 6% of the post-Merger shares outstanding from the conversion of its Bridge Loan.

The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse conditions.

NOTE 15 – Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings nor are we aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

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

The Company also has a severance agreement with the current CEO that provides for compensation equivalent to one year of salary should the CEO be terminated for any reason other than cause.

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

Operating Losses

The Company has experienced losses from operations for the past fourteen quarters. Even if our expectations for net sales for future periods are met, we continue to expect losses from operations for several future quarters. Our longer-term potential for profitability depends upon successful product introductions by present and future customers for Airborne™ products and the receipt of the resulting royalties under our license agreement with DCV and QuaTech. QuaTech must secure a sufficient number of OEM customers whose products generate a sufficient sales volume for Airborne™ products before we can reach the revenues from royalties necessary for profitability. This is due to the level of selling, general and administrative expenses we are incurring.

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

Successful implementation of the Airborne™ wireless products and new product lines will require, among other things, best-in-class designs, exceptional customer service and patience. Also timing of revenue may be affected by the length of time it may take our licensee’s end customers to design our Airborne™ product into their product lines and to introduce their products. In addition, our revenues are ultimately limited by the success of our customers’ products in relation to their competition.

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

Three Months Ended August 31, 2005 and 2004

Net Sales. Through August 5, 2005, our sales were derived primarily from the shipment AirborneTM wireless products and engineering development contracts. Product shipments consist of sales of evaluation kits, prototype units, and pre-production and limited production quantities of the Company’s AirborneTM wireless product line. Net sales after August 5, 2005 will primarily be derived from the collection of royalty payments on the QuaTech license agreement. Net sales for the quarter ended August 31, 2005 of $539,000 consisted of $417,000 of product shipments, $110,000 of revenues derived from development contracts, and $12,000 of royalty income from the QuaTech license agreement. This compares to total net sales of $223,000 for the same period in the prior fiscal year, which consisted of $216,000 of AirborneTM wireless products and $7,000 of revenues related to development contracts.

On August 5, 2005 the Company entered into a license agreement with DCV that resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the AirborneTM products in exchange for royalties on products sold. As a result of the License, DPAC will have no on-going business operations other than the collection of royalties under the QuaTech License and under a previously issued license granted to Twilight Technologies, Inc for certain Industrial, Defense and Aerospace products as included in discontinued operations. If our shareholders do not approve the License with DCV and QuaTech, QuaTech will have the option to continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the AirborneTM technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive AirborneTM product license for the fair market value of the technology as determined by independent appraisal.

Gross Profit. Gross profit for the quarter ended August 31, 2005 was $144,000 as compared to $21,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 27% for the second quarter of fiscal year 2006 as compared to 9% for the same period in the prior fiscal year. The increase in gross profit in both absolute dollars and as a percentage of sales is directly related to the increased sales volume as well as to the product mix and nature of the revenues. Gross margin on development contracts has historically been very small or break-even. See “Forward-Looking Statements.”

Costs and expenses

The following table presents a breakdown of our operating expenses by functional category:

	Three Months Ended:
	August 31, 2005	August 31, 2004
OPERATING EXPENSES:
Sales and marketing	$223,172	$479,010
Research and development	160,561	383,922
General and administration	965,862	844,714
Write-off of amount due under technology license	282,506	—
Restructuring charges	—	488,427

Total operating expenses	$1,632,101	$2,196,073

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, web page development and advertising, trade show expenses, print advertising and public relations expenses. Selling and marketing expenses of $223,000 in the second quarter of fiscal year 2006 decreased by $256,000 or 53% from $479,000 in the second quarter of the prior fiscal year. The decrease is primarily due to the transfer of all sales and marketing efforts and associated costs to QuaTech effective August 5, 2005 with the signing of the license agreement. In addition, the Company incurred a lower level of spending during the second quarter of fiscal year 2006 on sales and marketing efforts related to the AirborneTM wireless product line.

Research and Development. Research and development expenses consist primarily of ongoing design and development expenses for new wireless products. Research and development expenses for the quarter ended August 31, 2005 were $160,000 as compared to $384,000 in the second quarter of the prior fiscal year. The Company transferred substantially all research and development activity and associated costs to QuaTech effective August 5, 2005, with the signing of the license agreement.

General and Administrative Expenses. General and administrative expenses in the second quarter of fiscal year 2006 increased by $121,000 to $966,000 or 14% from $845,000 in the second quarter of the prior fiscal year. The increase is primarily due to the expensing of acquisition costs incurred of $360,000 and by increases in legal and accounting fees of $71,000. These increases were partially off-set by decreases in salaries and benefits of $154,000, a decrease in professional services of $68,000 and lower liability and D&O (Directors and Officers) insurance costs of $14,000. The Company will incur ongoing general and administrative expenses.

Write-off of Amounts Due Under Technology License. During the quarter ended August 31, 2005, the Company wrote-off the balance of the DigiVision technology license of $283,000, due to the uncertainty of the realization and collectibility of amounts due under the license agreement.

Restructuring Charges. No restructuring charges were incurred during the second quarter of fiscal year 2006 as compared to $488,000 of restructuring charges incurred during the same prior fiscal year period. The prior year period charges consisted of severance charges for three individuals, including the Company’s CFO.

Interest. For the three months ended August 31, 2005, interest income was $3,900 as compared to interest income of $7,800 for the same period in the prior fiscal year, due to lower cash balances. Interest expense of $4,500 for the current period is related to the convertible note.

Income Taxes. No income tax benefit or provision has been provided during the quarters ended August 31, 2005 and 2004. Net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the second quarter ended August 31, 2005 was $209,000 as compared to $449,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $214,000, consisting primarily of royalty revenues. The prior year quarter gain resulted from revenues of $2.6 million and included a gain on the sale of assets of $670,000.

Six Months Ended August 31, 2005 and 2004

Net Sales. Through August 5, 2005, our sales were derived primarily from the shipment AirborneTM wireless products and engineering development contracts. Product shipments consist of sales of evaluation kits, prototype units, and pre-production and limited production quantities of the Company’s AirborneTM wireless product line. Net sales after August 5, 2005 will be derived primarily from the collection of royalty payments from the QuaTech license agreement. Net sales for the six months ended August 31, 2005 of $804,000 consisted of $674,000 of product shipments, $118,000 of revenues derived from development contracts, and $12,000 of royalty income from the QuaTech license agreement. This compares to total net sales of $623,000 for the same period in the prior fiscal year, which consisted of $469,000 of AirborneTM wireless products and $154,000 of revenues related to development contracts. Revenues from development contracts are not expected to be a significant element of our future revenue base.

On August 5, 2005 the Company entered into a license agreement with DCV that resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the AirborneTM products in exchange for royalties on products sold. As a result of the License, DPAC will have no on-going business operations other than the collection of royalties under the QuaTech License and under a previously issued license granted to Twilight Technologies, Inc for certain Industrial, Defense and Aerospace products as included in discontinued operations. If our shareholders do not approve the License with DCV and QuaTech, QuaTech will have the option to continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the AirborneTM technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive AirborneTM product license for the fair market value of the technology as determined by independent appraisal.

Gross Profit. Gross profit for the six months ended August 31, 2005 was $200,000 as compared to $64,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 25% for the current six-month period as compared to 10% for the same period in the prior fiscal year. The increase in gross profit in both absolute dollars and as a percentage of sales is directly related to the increased sales volume as well as to the product mix and nature of the revenues. Gross margin on development contracts has historically been very small or break-even. See “Forward-Looking Statements.”

Costs and expenses

The following table presents a breakdown of our operating expenses by functional category:

	Six Months Ended:
	August 31, 2005	August 31, 2004
OPERATING EXPENSES:
Sales and marketing	$593,140	$973,684
Research and development	475,941	697,818
General and administration	1,528,156	1,421,823
Write-off of amount due under technology license	282,506	—
Restructuring charges	—	573,215

Total operating expenses	$2,879,743	$3,666,540

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, web page development and advertising, trade show expenses, print advertising and public relations expenses. Selling and marketing expenses of $593,000 for the first six months of fiscal year 2006 decreased by $381,000 or 39% from $974,000 for the same period of the prior fiscal year. The decrease is primarily due to the transfer of all sales and marketing efforts and associated costs to QuaTech effective August 5, 2005 with the signing of the license agreement. In addition, the Company generally incurred a lower level of spending on sales and marketing efforts during the six month period ended August 31, 2005 as compared to the same period in fiscal year 2005, when the Company incurred a higher level of spending on sales and marketing efforts related to launching the AirborneTM wireless product line.

Research and Development. Research and development expenses consist primarily of ongoing design and development expenses for new wireless products. Research and development expenses for the six months ended August 31, 2005 were $476,000 as compared to $698,000 in the comparable period of the prior fiscal year. The Company transferred substantially all research and development activity and associated costs to QuaTech effective August 5, 2005, with the signing of the license agreement.

General and Administrative Expenses. General and administrative expenses of $1,528,000 for the first six months of fiscal year 2006 increased by $106,000 or 7% from $1,422,000 for the comparable period of the prior fiscal year. The increase is primarily due to the expensing of acquisition costs incurred of

$360,000 and by increases in legal and accounting fees of $99,000. These increases were partially off-set by a decrease in salaries and benefits of $212,000, a decrease in professional services of $63,000 and lower liability and D&O insurance costs of $35,000. The Company will incur ongoing general and administrative expenses.

Write-off of Amounts Due Under Technology License. During the quarter ended August 31, 2005, the Company wrote-off the balance of the DigiVision technology license of $283,000, due to the uncertainty of the realization and collectibility of amounts due under the license agreement.

Restructuring Charges. No restructuring charges were incurred during the first six months of fiscal year 2006 as compared to $573,000 of restructuring charges incurred during the same prior fiscal year period. The prior year period charges consisted of severance charges for ten individuals, including the Company’s CFO.

Interest. Interest income was $11,600 for the six months ended August 31, 2005, as compared to interest income of $15,300 for the same period in the prior fiscal year, due to lower cash balances. Interest expense of $4,500 for the current period is related to the convertible note.

Income Taxes. No income tax benefit or provision has been provided during the six-month periods ended August 31, 2005 and 2004. Net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the six months ended August 31, 2005 was $487,000 as compared to a loss of $506,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $396,000, consisting primarily of royalty revenues, and a reduction in the amount of a previously recorded impairment charge for vacated facilities of $103,000. The prior year loss resulted from revenues of $4.4 million and included impairment and restructuring charges of $1.2 million and a gain on the sale of assets of $721,000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2005 we had a cash balance of $787,000, and negative working capital of $117,000. The current ratio (current assets to current liabilities) was 0.9 to 1.0. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1.0 at February 28, 2005. In the first six months of fiscal year 2006 we consumed cash at a rate of approximately $100,000 per week. We consummated the license agreement with QuaTech to reduce the use of cash and extend the amount of time the Company has to complete the merger. We expect our usage of cash will be reduced to approximately $100,000 per month as a result of the license. However, the Company will owe $500,000 to DCV on February 3, 2006 unless the merger with QuaTech has been completed, at which time the loan automatically converts into 4,934,209 shares of DPAC common stock. Based on our expected use of cash and projected future royalty revenues, we would likely not have sufficient cash to repay the loan at its maturity and we would need additional capital in order to continue operations.

Based on our projected cash consumption rate, management believes that the Company’s cash balance of $787,000 at August 31, 2005 and cash from operations will not be sufficient to finance our operations through fiscal year 2006. Management intends to address the Company’s need for additional capital through or in connection with a transaction with QuaTech, Inc. As described in our Forms 8-K filed with the SEC on March 8, 2005, April 27, 2005, and August 5, 2005, the Company signed a definitive agreement to acquire QuaTech, Inc. for stock. DPAC and QuaTech are actively engaged in securing the necessary financing to effect and close the transaction. Neither we nor QuaTech has a binding agreement for the funding which is required for us to complete the transaction with QuaTech. The terms of the proposed merger agreement with QuaTech require them to raise approximately $4 million in new financing to complete the transaction. We can provide no assurance that we or QuaTech will be able to obtain any necessary financing on satisfactory terms, or at all, and consequently we can provide no assurance we will be able to close the transaction with QuaTech or continue operations.

The Company’s primary source of operating capital for the six months ended August 31, 2005 was our cash balances and proceeds from a secured convertible term note of $500,000 provided by DCV, the largest shareholder of QuaTech.

Net cash used in operating activities for the six months ended August 31, 2005 of $2.3 million consisted primarily of the net loss from continuing operations of $2.3 million. Net cash used in operating activities for the six months ended August 31, 2004 of approximately $3.0 million consisted primarily of the net loss from continuing operations of $3.6, partially offset by increases to accrued restructuring chares of $353,000 and other accrued liabilities of $127,000.

The Company’s discontinued operations provided cash of $427,000 and $1.4 million for the six-month periods ended August 31, 2005 and 2004, respectively. The cash generated in the current fiscal year six-month period resulted from the operating income partially offset by payments of accrued restructuring charges and capital leases. The cash generated in the six months ended August 31, 2004 resulted primarily from collections of accounts receivable and reductions in inventory, partially offset by the loss from discontinued operations and payments of restructuring charges. Deferred proceeds from the sale of the IDA product line and commercial memory stacking patents in May and June 2004 contributed $1.0 million in cash in that prior-year period.

Net cash used in investing activities of $336,000 for the six months ended August 31, 2005 consisted of acquisition costs incurred of $360,000 and equipment purchases of $27,000 and was partially offset by cash receipts of $50,000 from the technology license agreement. Net cash used in investing activities for the six months ended August 31, 2004 consisted of $67,000 of equipment purchases.

Net cash provided by financing activities for the six months ended August 31, 2005 of $352,000 consisted of proceeds from a convertible term note of $500,000, offset by principal payments of short term debt of $148,000. Net cash provided by financing activities for the six months ended August 31, 2004 consisted of net proceeds of $1.8 million from a private placement of common stock and warrants to purchase common stock.

As of August 31, 2005, our future commitments under capital leases through fiscal year 2008 were $202,000. Our commitments due in the fiscal quarter ending November 30, 2005 under capital leases are $28,000.

DPAC operates at leased premises in Southern California, which are adequate for the Company’s needs for the near term.

As of September 30, 2005, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

Management estimates that the Company, at least pending completion of its transaction with QuaTech, Inc., could continue to consume cash at the rate of about $100,000 per month for the next several quarters. If QuaTech does not raise the additional $4 million in financing required to complete the merger transaction, the Company will not have sufficient cash to pay off the DCV $500,000 loan that becomes due on February 3, 2006. In order to pay the loan when due and continue operations, we would need additional equity financing or debt financing as a means to continue in business.

There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs, management believes that our positive cash position will not be adequate to continue to maintain liquidity past February 3, 2006.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from operations, any potential licensing revenues, and any potential divestitures of assets. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If the merger with QuaTech is not completed the Company will need other financing, which might include sales of equity securities that could dilute existing shareholders, or a sale of some of our assets, which may adversely affect our shareholders.

OFF BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of August 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur and have incurred various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At August 31, 2005, we had $500,000 of short-term debt, with an annual interest rate of 12%, payable monthly, principal due February 3, 2006.

Capital Lease Obligations

We have various capital lease obligations in connection with equipment purchases. Our current outstanding capital lease obligations of $202,000 relate to manufacturing and test equipment and are included as part of short-term or long-term debt of discontinued operations, as appropriate, within our balance sheet.

Operating Lease Obligations

We have an operating lease for our facilities with future minimum payments of $487,000 as of August 31, 2005. The obligations accrue at the rate of approximately $24,000 per month.

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

Severance Agreement Commitments

The Company is party to severance agreements with former employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at August 31, 2005 is $277,000 in short-term obligations and $579,000 in long-term obligations. The severance agreements arose from the termination of the previous officers of DPAC during fiscal years 2005 and 2004 as highlighted below:

Severance of CEO—On December 18, 2003, the Company accepted the resignation of its CEO. Pursuant to an employment agreement, the former CEO is entitled to salary and benefits totaling approximately $1,100,000 through June 2006. The Company recorded a charge in the fourth quarter of fiscal year 2004 associated with the severance benefits. Approximately $186,000 of the charge related to the acceleration of stock options. The remaining benefits, after renegotiating the payment terms on July 15, 2005, are being paid ratably through April 2009.

Severance of COO and CFO—The Company also owes termination benefits pursuant to the employment agreements of the two other former officers of the Company who left the Company during fiscal 2005. The Company recorded charges totaling $995,000 during fiscal 2005 related to these two former officers. The benefits payable under the employment agreements are, after renegotiating the payment terms on July 15, 2005, being paid ratably through January 2009.

Tabular Disclosure of Contractual Obligations

As of August 31, 2005, expected future cash obligations, related to contractual agreements were as follows:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years
Capital Lease Obligations	$202,000	$110,000	$92,000	—
Operating Lease Obligations	487,000	291,000	196,000	—
Purchase Obligations	134,000	134,000	—	—
Severance Agreements	965,000	277,000	579,000	$109,000

Total	$1,788,000	$812,000	$867,000	$109,000

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 22 through 24 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Management believes that as of August 31, 2005, there has been no material change to this information.

RISK FACTORS

Please read and consider all of the factors mentioned in the following pages. We describe these factors because they could be very material to the Company’s results. All of the beliefs and oral statements that we or our directors, officers or agents have made, make herein, or may hereafter make about the Company’s present or future prospects are hereby qualified in their entirety by the additional statement that each of these beliefs and statements is subject to material changes over time or at any time on account of numerous risks and uncertainties, including but not limited to each of these risks and uncertainties:

Potential Future Insufficiency of Capital and Financial Resources

We require additional financing to meet our ongoing obligations plans through to the end of the fiscal year ending February 28, 2006. If the Company does not complete the intended merger with QuaTech, DPAC will owe $500,000 to DCV on February 3, 2006 under a loan arrangement entered into on August 5, 2005. If the merger with QuaTech is completed, the $500,000 loan will be automatically converted into 4,934,209 shares of DPAC common stock. Despite intending to obtain financing when needed, it may be unavailable when our liquid resources are at an end. Once we obtain financing, terms of the financing itself could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include a default on the $500,000 loan as well as additional costs and expenses. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.

Pending Agreement and Plan of Reorganization

Our plans for future financing and growth center on a transaction with QuaTech, Inc. We are committed to the transaction, subject to certain conditions, pursuant to a binding written agreement. The closing of the transaction is conditioned upon QuaTech being able to raise an additional approximately $4 million in financing. Although no assurance exists that we will complete the acquisition, we are continuing to incur substantial costs to attempt to complete the transaction, including but not limited to transaction costs. Should the transaction be terminated, there are additional expenses and costs that we would also incur, including the requirement to repay $500,000 to DCV on February 3, 2006. We plan to file a registration statement on Form S-4 in connection with the QuaTech, Inc. transaction and to combine that registration statement with our proxy statement for our annual shareholders’ meeting, which will among other things be held to consider whether to approve the transaction, which involves approving the issuance of shares of our authorized and unissued common stock for all the shares of QuaTech, Inc. and approving more shares, if necessary, for additional financing as described in the proxy statement.

Proposed Reclassification

Our plans include proposing to our shareholders certain actions, including our proposal to authorize a reverse stock split, in order to achieve compliance with Nasdaq listing requirements. A reverse stock split will reduce the reported daily trading volume (in terms of number of shares) of our common stock in proportion to the split ratio. A reverse stock split also will increase substantially the amount of shares of our common stock that are authorized and unissued, making additional shares available for future issuance by our Board of Directors without future shareholder vote. The number of shares of authorized common stock (currently 40 million) will not change but the number of shares issued and outstanding (currently approximately 23.7 million) will be reduced in proportion to the reverse split ratio. Further, no assurance is intended that a reverse stock split will necessarily result in a full proportionate increase in the market price per share of reclassified common stock, and in fact there are numerous examples of reverse splits by other companies failing to maintain a full proportionate increase in the market price per share of the common stock.

Product Development and Technological Change

Our future revenues will come primarily from royalties derived from QuaTech’s sale of AirborneTM products into the wireless industry, which is characterized by rapid technological change. As a result, wireless products may have a product life of not more than one to three years. Our industry is highly competitive with respect to timely product innovation, performance, time to market, and other characteristics necessary to succeed in the industry. Our products are subject to price erosion and sometimes charges for obsolescence because competitors are continuously introducing technologies with equal or greater capacity as compared with the technology we employ.

Any success we hope to have in the long-term will depend on QuaTech’s ability to keep up with technological advances and to meet customers’ demands by developing new wireless products and product enhancements continually. We or QuaTech might incur additional operating costs connected with the development, manufacture and introduction of DPAC’s products. We hope to improve our financial condition by completing the merger with QuaTech and by QuaTech raising additional capital in the future.

There can be no assurance that we will be successful in completing the merger with QuaTech. We presently do not have adequate financial or technical resources for as much product development and promotion as will be needed to sustain us in the long-term.

Uncertainty of Market Acceptance or Profitability of New Products

The introduction of new products, such as our product for the wireless marketplace, requires the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes, inventory and marketing. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. We are inexperienced in the wireless industry, and our plans in that industry are unproven. We have limited marketing capabilities and resources and are dependent uponroyalties received from QuaTech from the sale and distribution of our products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

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

Due to the cyclical nature of these industries and competitive conditions, we, our licensees or our sub-contractors, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of our products and therefore delay receiving royalties which would have a material adverse effect on our business, financial condition and results of operations.

Credit Risks and Dependence on Major Customers

We will be dependent on the receipt of royalties from QuaTech. Our inability to collect receivables from them could have a material adverse effect on our business, financial condition, and results of operations.

Intellectual Property Rights

The successful sale of Airborne™ products may be dependent on our proprietary know-how, technology and patent rights. We have applied for a patent in the wireless area. There can be no assurance that our patent application will be approved, that any issued patent will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

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

Competition

There are companies that offer or are in the process of developing similar types of wireless products, including Lantronix, Digi-International and others. We could also experience competition from established and emerging network companies. There can be no assurance that our products will be competitive with existing or future products, or that QuaTech or any other potential licensee will be able to establish or maintain a profitable price structure for our products.

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

Many of the customers for wireless products internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of the customers and prospective customers regularly produce or design wireless communications network products in an attempt to replace products supplied by us or our licensee. We believe that this practice will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us.

If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our results of operations.

International Sales

In fiscal year 2005, approximately 15% of our sales were export sales, primarily to Canada and Western Europe as compared to 12% in fiscal year 2004 and none for 2003. Foreign sales are made in U.S. dollars. The increase was primarily due to the wireless product being available for sale and new customers overseas. International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of currency changes and other factors, our competitors may have the ability to manufacture competitive products in Asia or otherwise at lower cost than our licensee would incur to have them manufactured.

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Some of our licensee’s customers’ purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, they may be limited in their ability to enforce any rights under such agreements and to collect damages, if awarded. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Cyclical Nature of Wireless and Electronics Industries

The wireless and the electronics industries are highly cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components used to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

Product Returns and Order Cancellation

Our inventory balances on our balance sheet represent products held in anticipation of future demand and in the event that demand does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

We have no long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products were made through individual purchase orders and, in certain cases, were made under master agreements governing the terms and conditions of the relationships. These purchase orders and master agreements are now being serviced by QuaTech under our licensing agreement. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect QuaTech to continue to experience similar cancellations and fluctuations in the future that could result in fluctuations in our royalty revenues.

Additional Capital Funding to Impair Value of Investment

We need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our present financial condition mandates that we obtain additional financing for the sake of continuing operations after February 3, 2006 when our $500,000 note payable to DCV becomes due. . We need to obtain complete the merger with QuaTech or raise additional capital to continue to operate. The completion of the merger with QuaTech requires that they raise additional financing of approximately $4 million. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we or QuaTech cannot raise needed funds on acceptable terms, we would not be able to complete our transaction with QuaTech, Inc. and shall not be able to continue developing or enhancing our products, taking advantage of future opportunities or responding to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, we would incur additional interest expenses that would reduce earnings and cash flow per share of the Company. Also, any plans to borrow money and repay that debt later are usually subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow. If a company’s debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.

Geographic Concentration of Operation

Our wireless product line is manufactured overseas in Taiwan, with some contract manufacturing conducted in the United States. Due to the geographic concentration of our contract manufacturing, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our sub-contractors operations and consequently harm our business, financial condition and results of operations.

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

Key Personnel

The Company’s licensee may fail to attract or retain the qualified technical sales, marketing and managerial personnel required to operate its business successfully.

DPAC’s future success depends, in part, upon its licensee’s ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company’s licensee may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company or its licensee is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and results of operations of DPAC could be materially and adversely affected.

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

As of August 31, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are or could be subject to various legal proceedings and threatened legal proceedings from time to time as part of the conduct of our business. We believe we are not currently party to any material legal proceedings nor are we aware of any threatened material legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such costs and diversions could have a material adverse impact on our business, results of operations and financial condition.

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

DPAC TECHNOLOGIES CORP. (Registrant)

October 13, 2005	By:	/s/ CREIGHTON K. EARLY
Date		Creighton K. Early,
Chief Executive Officer

October 13, 2005	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit. No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.