Form 10-K/A
period 2005-02-28
DPAC TECHNOLOGIES CORP
filed 2005-11-07
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

DPAC TECHNOLOGIES CORP.

FORM 10-K/A

Amendment No. 2

for the year ended February 28, 2005

INTRODUCTION

This Amendment No. 2 on Form 10-K/A amends Part II of the Registrant’s Form 10-K/A filed on June 15, 2005. The information in the Form 10-K (File No. 0 -14843), including all Exhibits and Schedules thereto, is hereby incorporated by reference into this Amendment No. 2, except that such information is hereby amended and supplemented to the extent specifically provided herein.

PART II

Item 8.    Financial Statements and Supplementary Data

The sole purpose of this Amendment is to correct typographical errors in the Report of Independent Registered Public Accounting Firm located on page F-1 of the Form 10-K. The corrections are as follows: in the first sentence of the fifth paragraph, the words “a experience” are replaced with “experienced” and in the second sentence of the same paragraph, the word “sufficient” is replaced with “insufficient.” There are no changes to the financial statements.

Item 8 of the Form 10-K is hereby amended and restated as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DPAC Technologies Corp.

We have audited the accompanying balance sheet of DPAC Technologies Corp. (the “Company”) as of February 28, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2005. Our audit also included the information in the financial statement schedule listed in Item 15 as of and for the year ended February 28, 2005. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced continuing losses from operations and negative operating cash flow. Additionally, the Company’s current cash balances are expected to be insufficient to fund its operations and other obligations through February 28, 2006. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Moss Adams, LLP

Irvine, California

June 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DPAC Technologies Corp.

We have audited the balance sheet of DPAC Technologies Corp. (the “Company”) as of February 29, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the years ended February 29, 2004 and February 28, 2003 (prior to reclassification for discontinued operations discussed in Note 3 to the Financial Statements), not presented herein. Our audits also included the financial statement schedule for the years ended February 29, 2004 and February 28, 2003, listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

/s/ DELOITTE & TOUCHE, LLP

Costa Mesa, California

May 28, 2004

DPAC TECHNOLOGIES CORP.

BALANCE SHEETS

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,693,938		$4,477,396
Accounts receivable, net of allowance for doubtful accounts of $19,948 (2005) and $76,294 (2004)	252,465		30,356
Inventories—net	146,800		36,800
Prepaid expenses and other current assets	279,255		323,065
Current assets of discontinued operations	164,134		1,746,933

Total current assets	3,536,592		6,614,550
PROPERTY—Net	230,305		263,994
GOODWILL			4,528,721
ASSETS OF DISCONTINUED OPERATIONS, net of current portion			1,274,204
OTHER ASSETS	364,007		406,501

TOTAL	$4,130,904		$13,087,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Note payable	$147,641	$

Accounts payable	398,946		335,937

Accrued compensation	172,607		217,488

Accrued restructuring costs—current	627,415		488,798

Other accrued liabilities	175,998		104,330

Current liabilities of discontinued operations	467,952		1,191,515

Total current liabilities	1,990,559		2,338,068

ACCRUED RESTRUCTURING COSTS—Less current portion	257,707		327,901
LIABILITIES OF DISCONTINUED OPERATIONS, net of current portion	443,425		361,039
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, no par value—40,000,000 shares authorized; 23,744,931 and 21,242,964 shares issued and outstanding in 2005 and 2004, respectively	27,361,086		25,517,837

Additional paid-in capital	2,701,701		2,701,701
Accumulated deficit	(28,623,574)		(18,158,576)

Net stockholders’ equity	1,439,213		10,060,962

TOTAL	$4,130,904		$13,087,970

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

DPAC TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—February 28, 2002	20,986,029	24,868,200		(6,692,150)	18,176,050
Exercise of stock options	63,500	82,024			82,024
Repurchase of common stock	(22,000)	(25,293)			(25,293)
Compensation expense associated with stock options		5,056			5,056
Reversal of deferred income tax valuation allowance			2,701,701		2,701,701
Cancellation of unvested restricted common stock	(39,615)
Net income				2,457,878	2,457,878

BALANCE—February 28, 2003	20,987,914	24,929,987	2,701,701	(4,234,272)	23,397,416
Exercise of stock options	255,050	286,290			286,290
Compensation expense associated with stock options		301,560			301,560
Net loss				(13,924,304)	(13,924,304)

BALANCE—February 29, 2004	21,242,964	25,517,837	2,701,701	(18,158,576)	10,060,962
Exercise of stock options	17,500	9,750			9,750
Private placement of common stock	2,484,467	1,778,900			1,778,900
Compensation expense associated with stock options		54,599			54,599
Net loss				(10,464,998)	(10,464,998)

BALANCE—February 28, 2005	23,744,931	$27,361,086	$2,701,701	$(28,623,574)	$1,439,213

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

During fiscal 2005, the Company sold its Industrial, Defense and Aerospace (“IDA”) product line and ceased the sale and production of memory stacking services to providers of high-density memory boards. These product lines comprised the majority of the Company’s historical revenues. The results of operations and any remaining assets for these product lines are treated as discontinued operations in the Company’s financial statements, which have been restated to reflect the discontinued operations treatment for all periods presented.

Except where otherwise noted, the financial information contained herein represents our continuing operations, and excludes the discontinued IDA and memory stacking products.

Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some historical amounts have been reclassified to be consistent with the current financial presentation

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting years. Actual results could differ from those estimates

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123R (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense and a reduction to net income and net income per common share and is expected to have a material effect on the results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this new standard may have on our financial position or results of operations.

Cash and Cash Equivalents—Cash equivalents include short-term highly liquid investments with original maturities of three months or less. At February 28, 2005, the Company’s cash and cash equivalents were substantially uninsured and were held primarily with one financial institution. Cash and cash equivalents in excess of insured limits may be subject to risk.

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

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. (“SFAS No.”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

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

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended February 28, 2005, the Company recorded a full valuation allowance associated with its net deferred tax assets. See Note 7 for additional information.

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

Stock-Based Compensation—Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, the Company only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock on the measurement date.

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

Significant Outsource Manufacturer—The Company is dependent on a limited number of suppliers for its wireless products but has no long-term supply contracts with any of them. There can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industrywide shortages, could delay shipments of the Company’s products, increase its cost of goods sold, and have a material adverse effect on its business, financial condition and results of operations.

The wireless product is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause the Company to cease or limit subcontractors’ operations and consequently harm the Company’s business, financial condition and results of operations.

Concentration of Sales and Credit Risk—The Company grants credit to customers based on an evaluation of the customer’s financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Management expects the Company will continue to consume cash for the next several quarters. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized during each period. Based on the Company’s current cash flow requirements, management believes that our positive cash position, and our current credit facility will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to close the merger with QuaTech and continue to seek additional equity financing or their financing in order to finance it obligation’s as they are due. There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company.

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

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during fiscal years 2004 and 2005 is as follows:

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

The Company has a line of credit with a bank providing for borrowings of up to 80% of eligible accounts receivable, as defined, not to exceed $2,000,000. Available borrowings at February 28, 2005 were approximately $200,000. The line of credit is collateralized by substantially all of the Company’s assets and expires in June 2005. There were no borrowings outstanding under the line of credit at February 28, 2005. The agreement requires the Company to maintain certain financial covenants that the Company was in compliance with at February 28, 2005. Such covenants also restrict the Company’s ability to pay any dividends on its common stock.

7. COMMITMENTS AND CONTINGENCIES

Commitments—The Company leases its office and operation facilities under an operating lease arrangement that expires on April 30, 2007. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under capital leases. The following table summarizes the future minimum payments under the Company’s operating and capital leases at February 28, 2005:

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

Other Contingent Contractual Obligations—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; indemnities involving the accuracy of representations and warranties in certain contracts; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company may also issue a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain customer contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees may not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets.

Litigation—The Company is involved from time-to-time in a variety of other legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any currently pending other legal matters will have a material adverse effect on the Company’s financial statements.

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

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during fiscal years 2004 and 2005 is as follows:

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

A reconciliation of the Company’s effective tax rate compared to the federal statutory tax rate is as follows:

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

As of February 28, 2005 and February 29, 2004, a valuation allowance of $10,573,114 and $8,219,959 has been provided based upon the Company’s assessment of the future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. During fiscal year 2004, the Company established a full valuation allowance for its net deferred tax assets, resulting in a charge to 2004 fiscal earnings of $4.8 million. In fiscal year 2003, the Company reversed a valuation allowance on its deferred tax assets totaling $5,279,915. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $2,701,701, a reduction of Goodwill in the amount of $254,200, and a net income tax benefit of $2,324,014. The reversal was the result of the Company’s history of operating profitability and the determination by management that the future realization of the net deferred tax assets was more likely than not at that time.

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

11. EMPLOYEE STOCK OPTION PLANS

Under the terms of the Company’s 1996 Stock Option Plan (the “Plan”), options to purchase 6,000,000 shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. The plan was modified in fiscal year 2002 to increase the total number of options in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan.

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

13. BENEFIT AND COMPENSATION PLAN

The Company has a contributory 401(k) plan for all eligible employees. The Company matches up to 50% of an employee’s contribution to the 401(k) plan, up to 4% of the employee’s eligible salary, subject to certain limitations. The Company contributed $68,183, $102,103 and $127,817 to the 401(k) plan during fiscal years 2005, 2004, and 2003, respectively.

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

SIGNATURES

After due inquiry and to the best of my knowledge and belief, I certify that the information set forth in this Amendment No. 2 on Form 10-K/A to the Form 10-K (File No. 0 -14843) is true, complete and correct.

Date: November 7, 2005	DPAC TECHNOLOGIES CORP.

	By:	/s/ Creighton K. Early
Creighton Kim Early Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
Stephen J. Vukadinovich Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)