Form 10-Q
period 2005-11-30
DPAC TECHNOLOGIES CORP
filed 2006-01-17
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, no par value, outstanding as of November 30, 2005 was 23,744,931.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

DPAC Technologies Corp.

Condensed Balance Sheets

	November 30, 2005	February 28, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$500,646	$2,693,938
Accounts receivable, net	423,815	252,465
Inventories	26,296	146,800
Prepaid expenses and other current assets	75,373	279,255
Current assets of discontinued operations	—	164,134

Total current assets	1,026,130	3,536,592

PROPERTY, net	170,474	230,305

TECHNOLOGY LICENSE AGREEMENT	—	332,506
DEPOSITS	41,501	31,501

TOTAL	$1,238,105	$4,130,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Note payable	$500,000	$147,641
Accounts payable	295,230	398,946
Accrued compensation	37,119	172,607
Accrued restructuring costs—current	183,715	627,415
Other accrued liabilities	149,794	175,998
Current liabilities of discontinued operations	245,849	467,952

Total current liabilities	1,411,707	1,990,559

ACCRUED RESTRUCTURING COSTS, Less current portion	419,987	257,707
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	326,648	443,425

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	27,361,086	27,361,086
Additional paid-in capital	2,701,701	2,701,701
Accumulated deficit	(30,983,024)	(28,623,574)

Net stockholders’ equity (deficit)	(920,237)	1,439,213

TOTAL	$1,238,105	$4,130,904

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Operations

(Unaudited)

	For the quarter ended:		For the nine months ended:
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
NET SALES	$378,047	$333,955	$1,181,925	$957,323

COST OF SALES	270,737	221,129	874,188	780,286

GROSS PROFIT	107,310	112,826	307,737	177,037

COSTS AND EXPENSES:
Sales and marketing	—	530,346	593,140	1,504,029
Research and development	17,674	388,349	493,615	1,086,167
General and administrative	581,211	643,404	2,109,367	2,065,227
Write-off of amount due under technology license	—	—	282,506	—
Restructuring charges	—	—	—	573,215

Total costs and expenses	598,885	1,562,099	3,478,628	5,228,638

LOSS FROM CONTINUING OPERATIONS	(491,575)	(1,449,273)	(3,170,891)	(5,051,601)

OTHER INCOME (EXPENSE):
Interest income	2,509	9,985	14,076	25,277
Interest expense	(15,167)	—	(19,667)	—

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	(504,233)	(1,439,288)	(3,176,482)	(5,026,324)

INCOME TAX PROVISION	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	$(504,233)	$(1,439,288)	$(3,176,482)	$(5,026,324)

DISCONTINUED OPERATIONS, Net	330,004	508,030	817,032	1,641

NET LOSS	$(174,229)	$(931,258)	$(2,359,450)	$(5,024,683)

NET GAIN (LOSS) PER SHARE:
Continuing Operations—Basic and diluted	$(0.02)	$(0.06)	$(0.13)	$(0.22)

Discontinued Operations—Basic and diluted	$0.01	$0.02	$0.03	$0.00

Net Loss—Basic and diluted	$(0.01)	$(0.04)	$(0.10)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,745,000	23,732,000	23,745,000	23,180,000

See accompanying notes to condensed financial statements.

DPAC Technologies Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30, 2005	November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,176,482)	$(5,026,324)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	92,719	124,673
Compensation expense associated with stock options	—	24,198
Provision for bad debts	(200)	21,000
Provision for obsolete inventory	(10,000)	50,000
Write-off of amount due from technology license	282,506	—

Changes in operating assets and liabilities:
Accounts receivable	(171,150)	(137,982)
Inventories	130,504	(220,202)
Other assets	193,882	177,208
Accounts payable	(103,716)	(9,250)
Accrued compensation	(135,488)	(46,083)
Accrued restructuring charges	(281,420)	146,841
Other accrued liabilities	(26,204)	175,167

Net cash used in operating activities	(3,205,049)	(4,720,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(32,888)	(135,217)
Technology license agreement	50,000	81,083

Net cash provided by (used in) investing activities:	17,112	(54,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt	(147,641)	—
Proceeds from issuance of convertible debt	500,000	—
Proceeds from issuance of common stock	—	1,783,900
Note receivable	—	(48,589)

Net cash provided by financing activities	352,359	1,735,311

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	642,286	2,563,429

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,193,292)	(476,148)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	2,693,938	4,477,396

CASH & CASH EQUIVALENTS, END OF PERIOD	$500,646	$4,001,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$31,187	$21,977

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

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—Liquidity

The Company has incurred losses from continuing operations during the first nine months of fiscal year 2006 and for each of the last three fiscal years. At November 30, 2005, the Company had cash and cash equivalents of $501,000, negative working capital of $386,000 and a current ratio of 0.7 to 1. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1 at February 28, 2005.

On August 5, 2005 the Company entered into a license agreement with Development Capital Ventures LP (“DCV”) that resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the Airborne™ products in exchange for royalties on products sold. As a result of the License, DPAC’s on-going business operations consists primarily of the collection of royalties under the QuaTech License. If our shareholders do not approve the exclusive License with DCV and QuaTech, QuaTech will have the option to continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the Airborne™ technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive Airborne™ product license for the agreed fair market value of the technology of $2.4 million.

Management expects the Company will continue to consume cash for the foreseeable future. The rate at which cash will be consumed is primarily dependent on the amount of revenues realized from royalties during each period. On March 3, 2006, subject to extension at the Company’s election, the Company will be required to repay $500,000 to DCV under a secured, convertible bridge loan agreement entered into on August 5, 2005, unless the Company completes the merger with QuaTech before that date, which would result in conversion of the note into DPAC common stock. The Company may not have sufficient cash available to repay the DCV loan. Based on the Company’s current cash flow requirements, management believes that our positive cash position will not be adequate to continue to maintain liquidity throughout the ensuing fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to close the merger with QuaTech and continue to seek additional equity or financing in order to meet its obligations, as they are due. There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company.

NOTE 2—General Background

Agreement with QuaTech, Inc.

On April 26, 2005, we announced that DPAC has entered into a definitive agreement with QuaTech, Inc. (“QuaTech”) that sets forth the terms of a proposed acquisition by us of QuaTech, Inc. through a triangular stock-for-stock merger (the “Merger Agreement” or the “Merger”). On August 5, 2005, we amended the definitive agreement with QuaTech and simultaneously entered into a technology licensing agreement (the “License Agreement”) and a $500,000 convertible loan agreement (the “Bridge Loan”) with QuaTech’s largest shareholder, DCV. On October 20, 2005 we announced that we had entered into a second amendment of the Merger Agreement and the first amendment to the license agreement. The second amendment of the Merger Agreement modifies certain of the conditions to close the transaction, and extends the date for completion of the transaction to March 31, 2006. The first amendment to the license agreement provides an option to QuaTech to prepay all exclusive license fees for a one time cash payment of $2.4 million. DPAC has filed an S-4 registration statement and proxy materials to seek shareholder approval of the Merger with QuaTech. For accounting purposes, the transaction will be considered a reverse-acquisition of us by QuaTech, Inc. Following the transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the amended Merger Agreement, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount calculated to result in QuaTech’s shareholders owning approximately 70% of the outstanding shares of DPAC after the completion of

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the merger. In addition, DCV will convert the Bridge Loan to DPAC common stock upon the completion of the merger. This will result in DCV owning approximately 54% of DPAC’s outstanding common stock at the completion of the merger, and all QuaTech shareholders, including DCV, will own approximately 76% of the DPAC shares outstanding following the completion of the merger.

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

The Merger transaction would involve a change of control, in that voting control of DPAC would be given to shareholders of QuaTech, and DCV would own more than 50% of DPAC common stock. The principal former shareholder of QuaTech would be able to elect a majority of DPAC’s Board of Directors.

Description of Business

DPAC Technologies Corp. (formerly Dense-Pac Microsystems, Inc.) (“DPAC” or the “Company” or “we” or “our”) is a provider of wireless connectivity products for industrial, transportation, medical and other commercial applications. The Airborne™ wireless Local Area Network (“LAN”) Node Module was introduced in September 2003. The product is designed to enable OEM equipment designers to incorporate 802.11 wireless LAN connectivity into their device, instrument or equipment through the inclusion of the Company’s Wireless LAN Node Module in their system design. The Company also sells Airborne™ Direct plug-and-play wireless products that add 802.11 wireless connectivity to legacy instruments and equipment that have a pre-existing serial or Ethernet data port. On August 5, 2005 we entered into a license agreement with DCV which resulted in QuaTech obtaining the exclusive world-wide right, subject to shareholder approval, to sell, manufacture and distribute the Airborne™ products in exchange for royalties on products sold. As a result of the License, DPAC’s on-going business operations consist exclusively of the collection of royalties under the QuaTech License. If our shareholders do not approve the License with DCV and QuaTech, QuaTech will continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the Airborne™ technology to

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive Airborne™ product license for the agreed fair market value of $2.4 million.

Airborne™ products are used in medical monitoring and diagnostic equipment, heavy construction vehicles, forklifts, printers, point of sale devices, machine tools and other instruments and devices that seek to communicate data wirelessly with a local area network. The products are sold to both OEMs, who incorporate the products into their proprietary systems, and directly to individual operators for deployment into their existing networks.

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

NOTE 3—Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements of DPAC as of November 30, 2005 and for the three and nine months ended November 30, 2005 and 2004, reflect all adjustments (consisting of normal recurring accruals and a restructuring charge), which, in the opinion of DPAC management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete-year financial statements. DPAC®, DPAC Technologies® and Airborne™ are registered trademarks of DPAC Technologies Corp.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Operating results for the three and nine months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2006.

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

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

As prescribed in SFAS 123, the Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If compensation costs for the Company’s stock option plans were to have been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net loss from continuing operations and basic and diluted earnings loss per share for the three and nine months ended November 30, 2005 and 2004 would have approximated the pro forma amounts indicated below:

	For the Three Months Ended: November 30,		For the Nine Months Ended: November 30,
	2005	2004	2005	2004
Loss from continuing operations:
As reported	$(504,233)	$(1,439,288)	$(3,176,482)	$(5,026,324)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	7,984	—	24,198
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(67,047)	(85,347)	(218,146)	(451,763)

Pro forma net loss from continuing operations	$(571,280)	$(1,516,651)	$(3,394,628)	$(5,453,889)

Net (loss) income per share as reported:
Basic and diluted	$(0.02)	$(0.06)	$(0.13)	$(0.22)
Pro forma net (loss) income per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.14)	$(0.24)

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	For the Three Months Ended: November 30,		For the Nine Months Ended: November 30,
	2005	2004	2005	2004
Expected life in months	33	35	33	35
Volatility	93%	98%	93%	98%
Interest rate	2.8%	3.2%	2.8%	3.2%
Dividends	None	None	None	None

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

NOTE 4—Discontinued Operations

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

On May 6, 2004, DPAC reached an agreement with a third party to sell DPAC’s industrial, defense and aerospace (“IDA”) memory product line. The agreement transferred all of our relevant licensed rights to the specified technology and product line, and certain inventory and assets for $333,000 in cash and contingent future consideration based on the revenues of the product lines. The entire IDA product line, including royalty revenues, accounted for $3.16 million (or 16%) of the Company’s net sales during fiscal year 2004 and $1.7 million (or 24%) of the Company’s net sales during fiscal year 2005. In conjunction with the sale of the memory stacking product line as well as the shut down of the Company’s manufacturing process, the Company determined that, after completing shipments of existing IDA orders, it would no longer have continuing significant involvement with the IDA product line. The product line was categorized as discontinued during the second quarter of fiscal year 2005. The company’s right to receive royalties under this license agreement was paid in full as of October 31, 2005 and no future royalties from the sale of IDA products will be received.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Three-months ended November 30,		Nine-months ended November 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$333,173	$868,959	$729,891	$5,310,725
Gain (loss) from discontinued operations	330,004	508,030	714,132	440,381
Gain on the sale of assets	—	—		720,692
Restructuring charges	—	—	(102,900)	1,159,432

Net gain (loss) from discontinued operations, net of tax effect	$330,004	$508,030	$817,032	$1,641

	November 30, 2005	February 28, 2005
	(unaudited)
Accounts receivable, net	$—	$164,134

Total assets	$—	$164,134

Current portion of capital leases	$101,958	$109,800
Accounts payable and accrued expenses	15,000	20,087
Deferred revenue	—	—
Accrued restructuring costs—current	128,891	338,065

Total current liabilities	245,849	467,952
Accrued restructuring costs—long term	262,063	303,447
Capital leases, net of current portion	64,585	139,978

Total Liabilities	$572,497	$911,377

During the quarter ended August 31, 2004, the Company recorded a reserve for vacated excess facilities of $295,000. During the quarter ended May 31, 2005, the Company was able to sub lease the vacated premises, which had previously been considered to be highly unlikely. The Company therefore recorded a reduction to the reserve in the amount of $102,900, reflecting the estimated value of future lease receipts. This resulted in a credit of $102,900 to restructuring charges for discontinued operations for the quarter ended May 31, 2005. During the quarter ended August 31, 2005, the Company renegotiated the payment terms on the accrued severance resulting in a reduced monthly payment amount and an extension of the time period the accrued severance charges are payable over to the period ending January 31, 2009. No other restructuring charges were recorded in the quarter ended November 30, 2005.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the activity that affected the Company’s accrued restructuring costs for discontinued operations during the nine months ended November 30, 2005 is as follows:

	Employee Severance	Facilities	Total
Balance at 2/28/05	$394,096	$247,416	$641,512
Amounts expensed	—	—	—
Net present value of future rent income		(102,900)	(102,900)
Amounts paid	(51,796)	(24,745)	(76,541)

Balance at 5/31/05	$342,300	$119,771	$462,071
Amounts expensed	—	—	—
Amounts paid	(27,550)	(14,196)	(41,746)

Balance at 8/31/05	$314,750	$105,575	$420,325
Amounts expensed	—	—	—
Amounts paid	(22,351)	(7,020)	(29,371)

Balance at 11/30/05	$292,399	$98,555	$390,954

All of the charges reflected in the above table are included in the gain or loss from discontinued operations in the accompanying financial statements. No additional impairment or restructuring charges are anticipated beyond those incurred in the quarter ended November 30, 2005. Refer to Note 13 for a summary of restructuring charges affecting continuing operations.

NOTE 5—Inventories

Net inventories consist of the following:

	November 30, 2005	February 28, 2005
Parts and components	$5,800	$89,500
Work-in-process	4,600	31,400
Finished goods	15,900	25,900

Total inventories	$26,300	$146,800

Inventories are net of an allowance for excess and obsolete inventory of $25,000 at November 30, 2005 and $35,000 at February 28, 2005. The inventory balance at November 30, 2005 is either consigned to or will be sold to QuaTech, therefore the utilization of the inventory is dependent upon QuaTech sales of the Airborne product line.

NOTE 6—Concentration of Customers

During the three and nine months ended November 30, 2005, sales to QuaTech accounted for 93% and 38% of net sales, including royalty revenues. Accounts receivable from QuaTech accounted for 75% of net accounts receivable at November 30, 2005.

NOTE 7—Note Payable

At November 30, 2005, the Company had a $500,000 convertible note payable to Development Capital Ventures LP (DCV), QuaTech’s largest shareholder, with an annual interest rate of 12%, payable monthly, principal balance due and payable on February 3, 2006. On January 5, 2005 the Company extended the maturity date of the note such that the principal balance is currently due and payable on March 3, 2006. The Company has

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the option, at the Company’s election, to further extend the maturity date of the note to April 4, 2006 upon payment of a $3,000 extension fee. The loan is secured by all the assets of DPAC. If the merger with QuaTech is consummated prior to March 3, 2006, subject to extension at the Company’s election to April 4, 2006, then, simultaneously with the effective date of the merger, the outstanding balance of the note shall be converted into 3,289,473 shares of the Company’s common stock. In addition, as a conversion incentive upon the completion of the merger, the Company will issue to DCV an additional 1,644,736 shares of the Company’s common stock.

The Company’s bank credit facility expired in June 2005.

NOTE 8—Stock Options

The following table summarizes stock option activity under DPAC’s 1985 and 1996 Stock Option Plans for the nine months ended November 30, 2005:

	Number of Shares	Price per Share	Number of Options Exercisable
Balance—February 28, 2005	5,400,945	$0.35 - $7.56	3,539,865

Granted	—	—
Exercised	—	—
Canceled	(797,950)	0.35 - 7.00

Balance—November 30, 2005	4,602,995	$0.35 - $7.56	3,887,148

At November 30, 2005, a total of 3,806,222 shares were available for future grants under all of the Company’s stock option plans.

NOTE 9—Net Loss Per Share

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

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended November 30,
	2005	2004
Shares used in computing basic net loss per share	23,745,000	23,732,000
Dilutive effect of stock options(1) and warrants(2)	—	—

Shares used in computing diluted net loss per share	23,745,000	23,732,000

	Nine-months ended November 30,
	2005	2004
Shares used in computing basic net loss per share	23,745,000	23,180,000
Dilutive effect of stock options(1) and warrants(2)	—	—

Shares used in computing diluted net loss per share	23,745,000	23,180,000

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)	Potential common shares of 106,000 and 356,000 have been excluded from diluted weighted average common shares for the three and nine month periods ended November 30, 2004, as the effect would be anti-dilutive.
(2)	Excluded from the diluted weighted average common shares for the three and nine month periods ended November 30, 2005 and 2004, are 2,514,410 warrants issued in conjunction with the private placement of common stock in the first quarter of fiscal year 2005. These options were excluded because the exercise prices of these options were greater than the average market price of our common stock for the referenced periods.
(3)	Excluded from the diluted weighted average common shares for the three and nine month periods ended November 30, 2005 and 2004 are 3.9 million common shares issuable with the conversion of the DCV note upon the completion of the QuaTech merger.

The number of shares of common stock, no par value, outstanding at November 30, 2005 was 23,744,931.

NOTE 10—Segment Information

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

The Company had no export sales for the three months ended November 30, 2005 and 16% of net sales were export sales (primarily to New Zealand and Western European countries) for the nine months ended November 30, 2005. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 11—Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year ended February 28, 2005 and for the nine months ended November 30, 2005, the Company established a full valuation allowance associated with its net deferred tax assets.

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

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 12—Private Placement of Common Stock

On May 6, 2004, the Company completed a private placement of approximately 2.5 million shares of common stock and warrants for net proceeds of approximately $1.8 million. In conjunction with the sale of stock, the Company issued warrants to purchase additional common stock. The Series A warrants expire in five years and are exercisable for approximately 1.24 million additional shares of common stock to the investors at $1.24 per share. Of these Series A Warrants, 968,836 are called “Restricted” as they were not exercisable until November 5, 2004. The remaining Series A warrants were immediately exercisable. The Series B warrants expired on May 30, 2005 (320 days after July 14, 2004) and were immediately exercisable for approximately 1.03 million additional shares of common stock to the investors at $.97 per share. The placement agent has received warrants to purchase approximately 238,000 shares of common stock at $1.07 per share that became exercisable on November 5, 2004, and that will expire on November 4, 2009. The warrants are callable by DPAC under certain conditions. [describe past and future pricing adjustments]

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions:

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

NOTE 13—Restructuring Costs

As a result of the significant decline in the demand for the Company’s stacking products, the Company implemented a number of restructuring initiatives during fiscal year 2004 and 2005 to focus future endeavors of the Company on the Airborne™ product line and to transition to an outsourced manufacturing model.

During the fiscal year ended February 28, 2005, the Company recorded net restructuring charges affecting continuing operations of $665,000, which are comprised of severance charges as the result of a reduction in workforce of ten individuals, including the Company’s prior CFO. During the quarter ended August 31, 2005, the Company renegotiated the payment terms on the accrued severance resulting in a reduced monthly payment amount and an extension of the time period the accrued severance charges are payable over to the period ending April 30, 2009. No restructuring charges were recorded for continuing operations in the nine months ended November 30, 2005.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the activity that affected the Company’s accrued restructuring costs of continuing operations during the nine months ended November 30, 2005 is as follows:

Employee Severance
Balance at 2/28/05	$885,122
Amounts expensed	—
Amounts paid	(166,325)

Balance 5/31/05	718,797
Amounts expensed	—
Amounts paid	(68,077)

Balance 8/31/05	650,720
Amounts expensed	—
Amounts paid	(47,018)

Balance 11/30/05	$603,702

All of the charges reflected in the above table are included in restructuring charges of continuing operations in the accompanying financial statements. Refer to Note 4 for a summary of the restructuring charges affecting discontinued operations.

NOTE 14—QuaTech Merger

On April 26, 2005, DPAC announced that we had entered into a definitive agreement with QuaTech, Inc. that sets forth the terms of a proposed merger on a stock-for-stock basis. A copy of the agreement is included in the Company’s Form 8-K/A as filed with the SEC on April 27, 2005. On August 5, 2005 DPAC announced an amendment to the definitive agreement and simultaneously entered into a Bridge Loan agreement and License agreement with DCV, QuaTech’s largest shareholder. On October 20, 2005 DPAC announced a second amendment to the definitive agreement and a first amendment to the License Agreement. QuaTech, a privately-held company, is an industry leader in device networking and connectivity solutions. Following the Merger transaction, QuaTech would be a wholly-owned subsidiary of DPAC. Under the agreements, QuaTech’s shareholders and stakeholders would receive DPAC shares in an amount equal to approximately 70% of the shares deemed to be outstanding at the completion of the Merger. DCV would receive an additional approximately 5% of the post-Merger shares outstanding from the conversion of its Bridge Loan. On January 5, 2006, DCV and DPAC amended the Bridge Loan. The Amendment amends the Bridge Loan by extending the Maturity Date from February 3, 2006 to March 3, 2006. In return, the Registrant shall pay a $1,500 extension fee to DCV. The Amendment also grants the Registrant the option, at the Registrant’s election, to pay an additional $3,000 extension fee to DCV to further extend the Maturity Date to April 4, 2006.

The consummation of the merger, as contemplated by the definitive agreement, is subject to various conditions, including the approval of DPAC shareholders and QuaTech shareholders, as well as satisfaction of certain other requirements and the absence of material adverse conditions. DPAC has filed a Form S-4 Registration Statement with the SEC describing the Merger and License transactions, as well as other proposals to be submitted to shareholders for approval. Shareholders of record as of January 4, 2006 will be entitled to vote on the merger and other proposals at a shareholders meeting to be held on February 23, 2006 at 10:00 AM at DPAC’s offices in Garden Grove, California.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 15—Commitments and Contingencies

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

The Company has had limited warranty-related experience with our Airborne™ products.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Operating Losses

The Company has experienced losses from operations for the past fifteen quarters. Even if our expectations for net sales for future periods are met, we continue to expect losses from operations for several future quarters. Our longer-term potential for profitability depends upon successful product introductions by present and future customers for Airborne™ products and the receipt of the resulting royalties under our license agreement with DCV and QuaTech. QuaTech must secure a sufficient number of OEM customers whose products generate a sufficient sales volume for Airborne™ products before we can reach the revenues from royalties necessary for profitability. This is due to the level of selling, general and administrative expenses we are incurring.

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

During the prior two years, DPAC divested itself of its historical product lines and primary sources of revenues and committed its future and resources to developing and selling wireless technology. During fiscal year 2005, we focused on restructuring DPAC to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. We licensed our Airborne wireless technology to QuaTech on August 5, 2005 to further reduce our operating costs. Since that time, our revenues depend on royalties received from QuaTech’s sales of those products while our operating cost structure consists primarily of administrative expenses.

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

Three Months Ended November 30, 2005 and 2004

Net Sales. Net sales for the quarter ended November 30, 2005 of $378,000 consisted of $264,000 of product shipments, $26,000 of revenues derived from development contracts, and $88,000 of royalty income from the QuaTech license agreement. The product shipments during the current year period consisted mainly of inventory items sold to QuaTech at or near costs. This compares to total net sales of $334,000 for the same period in the prior fiscal year, which consisted of $315,000 of Airborne™ wireless products and $19,000 of revenues related to development contracts.

On August 5, 2005 the Company entered into a license agreement with DCV that resulted in QuaTech obtaining the exclusive worldwide right, subject to shareholder approval, to sell, manufacture and distribute the Airborne™ products in exchange for royalties on products sold. As a result of the License, DPAC’s on-going business operations consist primarily of the collection of royalties under the QuaTech License. A previously issued license granted to Twilight Technologies, Inc for certain Industrial, Defense and Aerospace products is included in discontinued operations. The Twilight Technologies license terminated during the third quarter of 2005.

If our shareholders do not approve the exclusive License with DCV and QuaTech, QuaTech will continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the Airborne™ technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive Airborne™ product license for a one-time cash payment of $2.4 million, which the parties have determined is the fair market value of the technology.

Gross Profit. Gross profit for the quarter ended November 30, 2005 was $107,000 as compared to $113,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 28% for the third quarter of fiscal year 2006 as compared to 34% for the same period in the prior fiscal year. The decrease in gross profit in both absolute dollars and as a percentage of sales is directly related to the change in the product mix and nature of the revenues. Gross margin on product sales to QuaTech are very small or break-even. See “Forward-Looking Statements.”

Costs and expenses

The following table presents a breakdown of our operating expenses by functional category:

	Three Months Ended:
	November 30, 2005	November 30, 2004
OPERATING EXPENSES:
Sales and marketing	$—	$530,346
Research and development	17,674	388,349
General and administration	581,211	643,404

Total operating expenses	$598,885	$1,562,099

Selling and Marketing Expenses. No Selling and marketing expenses were incurred in the third quarter of fiscal year 2006 as compared to $530,000 incurred in the third quarter of the prior fiscal year. All sales and marketing efforts and associated costs were transferred to QuaTech effective August 5, 2005 with the signing of the License agreement. Sales and marketing expenses had consisted primarily of salaries and commissions, travel expenses, web page development and advertising, trade show expenses, print advertising and public relations expenses.

Research and Development. Research and development expenses consist primarily of ongoing design and development expenses for new wireless products. Research and development expenses for the quarter ended November 30, 2005 were $18,000 as compared to $388,000 in the second quarter of the prior fiscal year. The Company transferred substantially all research and development activity and associated costs to QuaTech effective August 5, 2005, with the signing of the License agreement and does not expect to incur additional research and development costs in future periods.

General and Administrative Expenses. General and administrative expenses in the third quarter of fiscal year 2006 decreased by $62,000 or 10% to $581,000 from $643,000 in the third quarter of the prior fiscal year. The decrease was primarily due to a decrease in salaries and benefits of $207,000 and decreases in professional services of $129,000, including legal and accounting services. These decreases were partially offset by acquisition costs incurred of $235,000 and by increases in facility related expenses of $43,000, including rent expense. Facility costs are now exclusively included in general and administrative expenses whereas in prior periods they were allocated to the various operating departments, including sales and marketing and research and development. The Company will incur ongoing general and administrative expenses.

Interest. For the three months ended November 30, 2005, interest income was $2,500 as compared to interest income of $10,000 for the same period in the prior fiscal year, due to lower cash balances. Interest expense of $15,000 for the current period is related to the convertible note.

Income Taxes. No income tax benefit or provision has been provided during the quarters ended November 30, 2005 and 2004. Net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the third quarter ended November 30, 2005 was $330,000 as compared to $508,000 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from royalty revenues on the IDA product line of $333,000, whereas the prior year quarter gain resulted from revenues of $869,000, including royalty revenues of $144,000. The company’s right to receive royalties under license agreement for the IDA product line was paid in full as of October 31, 2005 and no future royalties will be received.

Nine Months Ended November 30, 2005 and 2004

Net Sales. Through August 5, 2005, our sales were derived primarily from the shipment Airborne™ wireless products and engineering development contracts. Product shipments consisted of sales of evaluation kits, prototype units, and pre-production and limited production quantities of the Company’s Airborne™ wireless product line. Net sales after August 5, 2005 were derived primarily from the collection of royalty payments from the QuaTech license agreement. Net sales for the nine months ended November 30, 2005 of $1.2 million consisted of $938,000 of product shipments, $144,000 of revenues derived from development contracts, and $100,000 of royalty income from the QuaTech license agreement. This compares to total net sales of $957,000 for the same period in the prior fiscal year, which consisted of $784,000 of Airborne™ wireless products and $173,000 of revenues related to development contracts. Revenues from development contracts are not expected to be a significant element of our future revenue base.

On August 5, 2005 the Company entered into a license agreement with DCV that resulted in QuaTech obtaining the exclusive worldwide right, subject to shareholder approval, to sell, manufacture and distribute the Airborne™ products in exchange for royalties on products sold. As a result of the License, DPAC’s on-going business operations consist primarily of the collection of royalties under the QuaTech License. A previously issued license granted to Twilight Technologies, Inc for certain Industrial, Defense and Aerospace products is included in discontinued operations. The Twilight Technologies license terminated during the third quarter of 2005.

If our shareholders do not approve the exclusive License with DCV and QuaTech, QuaTech will continue the licensing arrangement on a non-exclusive basis and DPAC would have the ability to license the Airborne™ technology to other potential licensees. If the Merger with QuaTech is terminated for any reason, QuaTech has the option, subject to DPAC shareholder approval, to purchase an exclusive Airborne™ product license for a one-time cash payment of $2.4 million, which the parties have determined is the fair market value of the technology.

Gross Profit. Gross profit for the nine months ended November 30, 2005 was $308,000 as compared to $177,000 in the same period in the prior fiscal year. Gross profit as a percentage of sales was 26% for the current nine-month period as compared to 18% for the same period in the prior fiscal year. The increase in gross profit in both absolute dollars and as a percentage of sales is directly related to the increased sales volume as well as to the product mix and nature of the revenues. Gross margin on product shipments to QuaTech are very small or break-even. See “Forward-Looking Statements.”

Costs and expenses

The following table presents a breakdown of our operating expenses by functional category:

	Nine Months Ended:
	November 30, 2005	November 30, 2004
OPERATING EXPENSES:
Sales and marketing	$593,140	$1,504,029
Research and development	493,615	1,086,167
General and administration	2,109,367	2,065,227
Write-off of amount due under technology license	282,506	—
Restructuring charges	—	573,215

Total operating expenses	$2,879,743	$5,228,638

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, web page development and advertising, trade show expenses, print advertising and public relations expenses. Selling and marketing expenses for the first nine months of fiscal year 2006 of $593,000 decreased by $911,000 or 61% from $1.5 million for the same period of the prior fiscal year. The decrease is due to the transfer of all sales and marketing efforts and associated costs to QuaTech effective August 5, 2005 with the signing of the license agreement. No sales and marketing expenses were incurred during the three months ended November 30, 2005. In addition, the Company generally incurred a lower level of spending on sales and marketing efforts during the six month period ended August 31, 2005 as compared to the same period in fiscal year 2005, when the Company incurred a higher level of spending on sales and marketing efforts related to launching the Airborne™ wireless product line.

Research and Development. Research and development expenses consist primarily of ongoing design and development expenses for new wireless products. Research and development expenses for the nine months ended November 30, 2005 were $494,000 as compared to $1.1 million in the comparable period of the prior fiscal year. The Company transferred substantially all research and development activity and associated costs to QuaTech effective August 5, 2005, with the signing of the license agreement, and does not anticipate incurring additional research and development costs on an on-going basis.

General and Administrative Expenses. General and administrative expenses of $2,109,000 for the first nine months of fiscal year 2006 increased by $44,000 or 2% from $2,065,000 for the comparable period of the prior fiscal year. The increase is primarily due to the expensing of acquisition costs incurred of $595,000, of which there were no similar costs in the prior year period. These costs were partially offset by a decrease in salaries and benefits of $419,000 and a decrease in professional services of $158,000. The Company will incur on-going general and administrative expenses.

Write-off of Amounts Due Under Technology License. During the quarter ended August 31, 2005, the Company wrote-off the balance of the DigiVision technology license of $283,000, due to the uncertainty of the realization and collectibility of amounts due under the license agreement.

Restructuring Charges. No restructuring charges were incurred during the first nine months of fiscal year 2006 as compared to $573,000 of restructuring charges incurred during the same prior fiscal year period. The prior year period charges consisted of severance charges for ten individuals, including the Company’s CFO.

Interest. Interest income was $14,000 for the nine months ended November 30, 2005, as compared to interest income of $25,000 for the same period in the prior fiscal year, due to lower cash balances. Interest expense of $19,700 for the current period is related to the convertible note.

Income Taxes. No income tax benefit or provision has been provided during the nine-month periods ended November 30, 2005 and 2004. Net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Discontinued Operations. The gain from discontinued operations for the nine months ended November 30, 2005 was $817,000 as compared to $1,600 for the same period in the prior fiscal year. The gain in the current fiscal period resulted from revenues of $730,000, consisting primarily of royalty revenues on the IDA product line, and a reduction in the amount of a previously recorded impairment charge for vacated facilities of $103,000. The prior year gain resulted from revenues of $5.3 million and included impairment and restructuring charges of $1.2 million and a gain on the sale of assets of $721,000. The company’s right to receive royalties under license agreement for the IDA product line was paid in full as of October 31, 2005 and no future royalties will be received.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2005 we had a cash balance of $501,000 and negative working capital of $386,000. The current ratio (current assets to current liabilities) was 0.7 to 1.0. This compares to a cash balance of $2.7 million, working capital of $1.5 million and a current ratio of 1.8 to 1.0 at February 28, 2005. In the first six months of fiscal year 2006 we consumed cash at a rate of approximately $100,000 per week. We consummated the license agreement with QuaTech to reduce the use of cash and extend the amount of time the Company has to complete the merger. Our usage of cash was reduced to approximately $100,000 per month during the three months ended November 30, 2005 as a result of the license. Under the terms of a bridge loan granted on August 5, 2005 by DCV, the largest shareholder of QuaTech, the Company will owe $500,000 to DCV on March 3, 2006, subject to extension to April 4, 2006 at DPAC’s election and upon payment of a $3,000 extension fee, unless the merger with QuaTech has been completed, at which time the loan automatically converts into 4,934,209 shares of DPAC common stock. Based on our expected use of cash and projected future royalty revenues, if we do not complete the merger with QuaTech we would likely not have sufficient cash to repay the loan at its maturity and we would need additional capital in order to continue operations.

Based on our projected cash consumption rate, management believes that the Company’s cash balance of $501,000 at November 30, 2005 and cash from operations will not be sufficient to finance our operations through fiscal year 2006. Management intends to address the Company’s need for additional capital through or in connection with the proposed transaction with QuaTech, Inc. As described in our Form S-4 filed with the SEC, the Company signed a definitive agreement to acquire QuaTech, Inc. for stock. DPAC and QuaTech are actively engaged in securing the necessary financing to effect and close the transaction. Neither we nor QuaTech has a binding agreement for the funding which is required for us to complete the transaction with QuaTech. We can provide no assurance that we or QuaTech will be able to obtain any necessary financing on satisfactory terms, or at all, and consequently we can provide no assurance we will be able to close the transaction with QuaTech or continue operations.

The Company’s primary source of operating capital for the nine months ended November 30, 2005 was our cash balances, the collection of royalties and accounts receivable and proceeds from a secured convertible term note (the Bridge Loan) of $500,000 provided by DCV, the largest shareholder of QuaTech.

Net cash used in operating activities for the nine months ended November 30, 2005 of $3.2 million consisted primarily of the net loss from continuing operations of $3.2 million. Net cash used in operating activities for the nine months ended November 30, 2004 of approximately $4.7 million consisted primarily of the net loss from continuing operations of $5.0 million partially offset by increases to accrued restructuring chares of $146,000 and other accrued liabilities of $175,000.

The Company’s discontinued operations provided cash of $642,000 and $2.6 million for the nine-month periods ended November 30, 2005 and 2004, respectively. The cash generated in the current fiscal year nine-month period resulted from the operating income partially offset by payments of accrued restructuring charges and capital leases. The cash generated in the nine months ended November 30, 2004 resulted primarily from collections of accounts receivable and reductions in inventory, partially offset by the payments of accrued restructuring charges. Proceeds from the sale of the IDA product line and commercial memory stacking patents in May and June 2004 contributed $1.0 million in cash in that prior-year period.

Net cash provided by investing activities of $17,000 for the nine months ended November 30, 2005 consisted of cash receipts of $50,000 from the technology license agreement and was partially offset by equipment purchases of $32,000. Net cash used in investing activities for the nine months ended November 30, 2004 of $54,000 consisted of $135,000 of equipment purchases and was partially offset by cash receipts of $81,000 from the technology license agreement.

Net cash provided by financing activities for the nine months ended November 30, 2005 of $352,000 consisted of proceeds from a convertible term note of $500,000, offset by principal payments of short term debt of $148,000. Net cash provided by financing activities for the nine months ended November 30, 2004 consisted primarily of net proceeds of $1.8 million from a private placement of common stock and warrants to purchase common stock.

As of November 30, 2005, our future commitments under capital leases through fiscal year 2008 were $202,000. Our commitments due in the fiscal quarter ending February 28, 2006 under capital leases are $28,000.

DPAC operates at leased premises in Southern California, which are adequate for the Company’s needs for the near term.

As of December 31, 2005, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

Management estimates that the Company, at least pending completion of its transaction with QuaTech, Inc., could continue to consume cash at the rate of about $100,000 per month. If QuaTech does not raise the additional financing required to complete the merger transaction, or if the merger transaction is not completed for any other reason, by February 28, 2006, the Company will not have sufficient resources to continue to operate. Also the Company will not have sufficient cash to repay the DCV $500,000 loan that becomes due on March 3, 2006, subject to April 4, 2006 at DPAC’s election and upon payment of a $3,000 extension fee. In order to pay the loan when due and continue operations, we would need additional equity financing or debt financing as a means to continue in business. Management believes that, if QuaTech does raise the additional financing required to complete the merger transaction and if the merger is completed, the consolidated entitles shall have sufficient cash resources to operate for the following 12 months.

There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; and any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs, management believes that our positive cash position will not be adequate to continue to maintain liquidity past February 28, 2006.

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

OFF BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of November 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur and have incurred various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At November 30, 2005, we had $500,000 of short-term debt, with an annual interest rate of 12%, payable monthly, principal due February 3, 2006. On January 5, 2006, the Company extended the maturity date of this short-term debt such that the principal is currently due March 3, 2006. The Company has the option, at the Company’s election, to further extend the maturity date to April 4, 2006 upon payment of a $3,000 extension fee.

Capital Lease Obligations

We have various capital lease obligations in connection with equipment purchases. Our current outstanding capital lease obligations of $174,000 relate to manufacturing and test equipment and are included as part of short-term or long-term debt of discontinued operations, as appropriate, within our balance sheet.

Operating Lease Obligations

We have an operating lease for our facilities with future minimum payments of $416,000 as of November 30, 2005. The obligations accrue at the rate of approximately $24,000 per month.

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

Severance Agreement Commitments

The Company is party to severance agreements with former employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at November 30, 2005 is $276,000 in short-term obligations and $620,000 in long-term obligations. The severance agreements arose from the termination of the previous officers of DPAC during fiscal years 2005 and 2004 as highlighted below:

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

Tabular Disclosure of Contractual Obligations

As of November 30, 2005, expected future cash obligations, related to contractual agreements were as follows:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years
Capital Lease Obligations	$174,000	$110,000	$64,000	—
Operating Lease Obligations	$416,000	$293,000	$123,000	—
Purchase Obligations	$128,000	$128,000	—	—
Severance Agreements	$897,000	$276,000	$570,000	$51,000

Total	$1,615,000	$807,000	$757,000	$51,000

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our condensed financial statements are those relating to allowances for doubtful accounts, inventories, goodwill, deferred taxes, stock based compensation and revenue recognition. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. Detailed information on these critical accounting policies is included under the section entitled “Critical Accounting Polices and Estimates” on pages 22 through 24 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Management believes that as of November 30, 2005, there has been no material change to this information.

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

As of November 30, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC Rule 13a – 15(b). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

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

ITEM 1-A.—Risk Factors

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

Potential Future Insufficiency of Capital and Financial Resources

We require additional financing to meet our ongoing obligations plans through to the end of the fiscal year ending February 28, 2006. If the Company does not complete the intended merger with QuaTech, DPAC will owe $500,000 to DCV on March 3, 2006, subject to extension at DPAC’s election to April 4, 2005, under a loan arrangement entered into on August 5, 2005. If the merger with QuaTech is completed, the $500,000 loan will be automatically converted into 4,934,209 shares of DPAC common stock. Despite intending to obtain financing when needed, it may be unavailable when our liquid resources are at an end. Once we obtain financing, terms of the financing itself could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include a default on the $500,000 loan as well as additional costs and expenses. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or make arrangements with creditors which could materially adversely affect the value of the Company’s common stock.

Pending Agreement and Plan of Reorganization

Our plans for future financing and growth center on a transaction with QuaTech, Inc. We are committed to the transaction, subject to certain conditions, pursuant to a binding written agreement. The closing of the transaction is conditioned upon QuaTech being able to raise additional financing. Although no assurance exists that we will complete the acquisition, we are continuing to incur substantial costs to attempt to complete the transaction, including but not limited to transaction costs. Should the transaction be terminated, there are additional expenses and costs that we would also incur, including the requirement to repay $500,000 to DCV on March 3, 2006, subject to extension at DPAC’s election to April 4, 2005. We have filed a registration statement on Form S-4 in connection with the QuaTech, Inc. transaction and will combine that registration statement with our proxy statement for our annual shareholders’ meeting, which will among other things be held to consider whether to approve the transaction and the License, which involves approving the issuance of shares of our authorized and unissued common stock for all the shares of QuaTech, Inc. and approving more shares, if necessary, for additional financing as described in the proxy statement.

Product Development and Technological Change

Our future revenues will come primarily from royalties derived from QuaTech’s sale of Airborne™ products into the wireless industry, which is characterized by rapid technological change. As a result, wireless products may have a product life of not more than one to three years. Our industry is highly competitive with respect to timely product innovation, performance, time to market, and other characteristics necessary to succeed in the industry. Our products are subject to price erosion and sometimes charges for obsolescence because competitors are continuously introducing technologies with equal or greater capacity as compared with the technology we employ.

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

Uncertainty of Market Acceptance or Profitability of New Products

The introduction of new products, such as our product for the wireless marketplace, requires the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes, inventory and marketing. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. We are inexperienced in the wireless industry, and our plans in that industry are unproven. We have limited marketing capabilities and resources and are dependent upon royalties received from QuaTech from the sale and distribution of our products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

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

Product Returns and Order Cancellation

Our inventory balances on our balance sheet represent products held for sale to QuaTech in anticipation of future demand and in the event that demand does not materialize, or in the event a customer cancels outstanding orders, we would not be able to convert that inventory to cash. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

Neither we nor QuaTech have long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products were made through individual purchase orders and, in certain cases, were made under master agreements governing the terms and conditions of the relationships. These purchase orders and master agreements are now being serviced by QuaTech under our licensing agreement. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect QuaTech to continue to experience similar cancellations and fluctuations in the future that could result in fluctuations in our royalty revenues.

Additional Capital Funding to Impair Value of Investment

We need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our present financial condition mandates that we obtain additional financing for the sake of continuing operations after February 28, 2006. We need to complete the merger with QuaTech or raise additional capital to continue to operate. The completion of the merger with QuaTech requires, among other things, that QuaTech would raise additional financing of approximately $3 million. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we or QuaTech cannot raise needed funds on acceptable terms, we would not be able to complete our transaction with QuaTech, Inc. and shall not be able to continue developing or enhancing our products, taking advantage of future opportunities or responding to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, we would incur additional interest expenses that would reduce earnings and cash flow per share of the Company. Also, any plans to borrow money and repay that debt later are usually subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow. If a company’s debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2005, we entered into an agreement and plan of reorganization with QuaTech, Inc. that restricts us from paying any cash dividends on our common stock.

ITEM 3—Defaults Upon Senior Securities

None

ITEM 4—Submission of Matters to a Vote of Security Holders

None

ITEM 5—Other Information

None

ITEM 6—Exhibits

2.4.3	Second Amendment dated October 20, 2005 to Agreement and Plan of Reorganization, which is incorporated by reference to Exhibit 2.4.3 to the Registrant’s Current Report on Form 8-K/A as filed November 22, 2005.

2.4.4	Third Amendment dated December 12, 2005 to Agreement and Plan of Reorganization, which is incorporated by reference to Exhibit 2.4.4 to the Registrant’s Current Report on Form 8-K/A as filed December 13, 2005.

2.5.1	First Amendment dated October 20, 2005 to License Agreement dated August 5, 2005, which is incorporated by reference to Exhibit 2.5.1 to the Registrant’s Current Report on Form 8-K/A as filed November 22, 2005.

2.7	Certificate of Merger, which is incorporated by reference to Exhibit 2.7 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.3.1	Proposed 2006 Amendment to 1996 Stock Option Plan, which is incorporated by reference to Exhibit 10.3.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed January , 2006.*

10.20	Form of Employment Agreement for Steven D. Runkel, which is incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.*

10.25.1	Amendment to Convertible Term Note dated January 5, 2006, which is incorporated by reference to Exhibit 10.25.1 to the Registrant’s Current Report on Form 8-K/A as filed on January 6, 2006.

10.29	Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.29.1	Amendment, dated January 5, 2005, to the Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.29.2	Amendment Two, dated March 24, 2005, to the Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)

Date January 15, 2006	By:	/s/ CREIGHTON K. EARLY
Creighton K. Early, Chief Executive Officer

Date January 15, 2006	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.4.3	Second Amendment dated October 20, 2005 to Agreement and Plan of Reorganization, which is incorporated by reference to Exhibit 2.4.3 to the Registrant’s Current Report on Form 8-K/A as filed November 22, 2005.

2.4.4	Third Amendment dated December 12, 2005 to Agreement and Plan of Reorganization, which is incorporated by reference to Exhibit 2.4.4 to the Registrant’s Current Report on Form 8-K/A as filed December 13, 2005.

2.5.1	First Amendment dated October 20, 2005 to License Agreement dated August 5, 2005, which is incorporated by reference to Exhibit 2.5.1 to the Registrant’s Current Report on Form 8-K/A as filed November 22, 2005.

2.7	Certificate of Merger, which is incorporated by reference to Exhibit 2.7 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.3.1	Proposed 2005 Amendment to 1996 Stock Option Plan, which is incorporated by reference to Exhibit 10.3.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.*

10.20	Form of Employment Agreement for Steven D. Runkel, which is incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.*

10.25.1	Amendment to Convertible Term Note dated January 5, 2006, which is incorporated by reference to Exhibit 10.25.1 to the Registrant’s Current Report on Form 8-K/A as filed on January 6, 2006.

10.29	Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.29.1	Amendment, dated January 5, 2005, to the Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

10.29.2	Amendment Two, dated March 24, 2005, to the Agreement between the Registrant and B. Riley & Co., Inc. dated August 10, 2004, which is incorporated by reference to Exhibit 10.29.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129532) as filed November 7, 2005.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.