Form 10QSB
period 2006-03-31
DPAC TECHNOLOGIES CORP
filed 2006-05-12
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14843

DPAC TECHNOLOGIES CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

CALIFORNIA	33-0033759
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO	44236
(Address of Principal Executive Offices)	(Zip Code)

(800) 553-1170

(Issuer’s Telephone Number, Including Area Code)

7321 LINCOLN WAY, GARDEN GROVE, CALIFORNIA 92841

FEBRUARY 28

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

The number of shares of common stock, no par value, outstanding as of April 25, 2006 was 92,774,997.

Transitional Small Business Disclosure Format (check one):

YES ☐    NO ☒

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC”, “QuaTech” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q or 10-QSB and Annual Reports on Form 10-K or 10-KSB.

HOW TO OBTAIN DPAC’S SEC FILINGS

All reports filed by DPAC with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,271	$11,164
Accounts receivable, net	1,719,121	1,330,154
Inventories	1,701,551	1,633,125
Deferred tax asset	73,775	75,049
Prepaid expenses and other current assets	166,334	43,678

Total current assets	3,702,052	3,093,170
PROPERTY, net	412,427	281,818
Financing costs, net accumulated amortization	224,555	62,681
Trademarks	2,583,000	2,583,000
Goodwill	3,822,503	1,082,859
Intangible assets, net	2,409,259	50,024
Merger costs	—	417,498
Other assets	40,475	—

TOTAL	$13,194,271	$7,571,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$268,418	$—
Revolving credit facility	950,000	1,175,000
Current portion of long-term debt	303,753	1,125,000
Accounts payable	1,663,091	1,283,604
Accrued restructuring costs - current	561,486	—
Other accrued liabilities	630,907	591,270

Total current liabilities	4,377,655	4,174,874
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	569,447	—
Deferred tax liability	183,210	323,663
Bank term debt, net of current portion	383,333	—
Ohio Development loan	2,235,557	—
Subordinated term loan, net of amortized discount	1,014,000	1,773,213
Liability for warrants	544,000	—
Other	29,191	—

Total long-term liabilities	4,958,738	2,096,876
STOCKHOLDERS’ EQUITY:
Convertible, redeemable 9% series A preferred	—	1,300,000
Common stock	4,972,420	500,000
Additional paid-in capital	—	450,000
Accumulated deficit	(1,114,542)	(848,667)

	3,857,878	1,401,333
Less: Treasury shares	—	(102,033)

Total stockholders’ equity	3,857,878	1,299,300

TOTAL	$13,194,271	$7,571,050

See accompanying notes to consolidated financial statements.

Condensed Consolidated Statements of Operations

( Unaudited )

	For the quarter ended:
	March 31, 2006	March 31, 2005
REVENUE	$3,194,044	$1,974,871
COST OF GOODS SOLD	1,738,654	1,056,881

GROSS PROFIT	1,455,390	917,990
OPERATING EXPENSES
Sales and marketing	603,449	368,343
Research and development	264,977	163,754
General and administrative	560,602	352,873
Restructuring charges	77,942	—

Total operating expenses	1,506,970	884,970

INCOME (LOSS) FROM OPERATIONS	(51,580)	33,020
OTHER EXPENSE:
Interest expense	333,974	141,519
Miscellaneous expense	—	12,792

TOTAL OTHER EXPENSES	333,974	154,311

LOSS BEFORE INCOME TAXES	(385,554)	(121,291)
INCOME TAX BENEFIT	139,179	40,323

NET LOSS	$(246,375)	$(80,968)

NET GAIN (LOSS) PER SHARE:
Net Loss - Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	73,760,000	42,016,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,375)	$(80,968)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	75,948	47,262
Provision for bad debts	(107)	(3,518)
Provision for obsolete inventory	—	28,331
Accretion of discount and success fees on debt	163,507	16,072
Deferred incomes taxes	(139,179)	(40,323)
Non-cash compensation expense	14,996
Changes in operating assets and liabilities:
Accounts receivable	(353,042)	313,996
Inventories	(68,426)	(190,214)
Prepaid expenses and other assets	(93,788)	(38,856)
Accounts payable	(575,986)	(86,391)
Accrued restructuring charges	11,956	—
Other accrued liabilities	(133,291)	(285,547)

Net cash used in operating activities	(1,343,787)	(320,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(160,259)	(8,938)
Acquisition, net of cash acquired	565,109	—
Technology license agreement	(70)	(35,000)
Acquisition costs incurred	—	(23,986)
Other	—	(10,000)

Net cash provided by (used in) investing activities:	404,780	(77,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	(225,000)	649,530
Decrease in bank overdraft	—	(190,540)
Net borrowing under short term notes	65,920	—
Net proceeds from bank term loan	583,333	—
Proceeds from Ohio Development loan	2,231,837	—
Principal repayment on Subordinated Debt	(1,500,000)	—
Financing costs incurred	(161,874)	—
Other	(7,974)	—
Proceeds from issuance of common stock	2,372	—
Dividends paid	(19,500)	(29,250)

Net cash provided by financing activities	969,114	429,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,107	31,660
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,164	326

CASH & CASH EQUIVALENTS, END OF PERIOD	$41,271	$31,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$139,082	$123,510

Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

DPAC TECHNOLOGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

On April 28, 2005, DPAC entered into a merger agreement with QuaTech, Inc. (“QuaTech”), which was subsequently amended on August 5, 2005 and October 20, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both QuaTech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction is considered a “reverse merger” under which QuaTech is considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of QuaTech are reflected in the results of the combined company (the “Company”). The results of operations are those of QuaTech through the merger date, and combined QuaTech and DPAC after the merger date of February 28, 2006.

QuaTech designs, manufactures, and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”).

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the audited financial statements and footnotes thereto of QuaTech for the years ended December 31, 2005, 2004 and 2003 which were filed on Form 8-K on May 12, 2006. Additional information can also be found in the Company’s final form of prospectus filed with the Securities and Exchange Commission on January 9, 2006.

Reclassifications

Some historical amounts have been reclassified to be consistent with the current financial presentation.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly no stock based compensation expense was recognized for the three months ended March 31, 2005 as all options were granted with exercise price equal to market price at the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

Total stock-based employee compensation expense of $14,996 is included in the consolidated statement of operations as general and administrative expense for the three-month period ended March 31, 2006. This amount was calculated for the outstanding unvested QuaTech options that vested immediately prior to the merger. The fair values of DPAC options outstanding prior to the merger are included in the purchase price of the merger. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Expected life	5 Years
Stock volatility	35%
Risk-free interest rate	4%
Dividends	None

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option for the three-month period ended March 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards

For the three months ended March 31, 2005
Net loss:
As reported	$(80,968)
Add: Stock-based compensation expense included in reported net income	—
Deduct: Total stock-based compensation determined under fair value based method for all awards	(138)

Pro forma net loss	$(81,106)

Net (loss) income per share as reported:
Basic and diluted	($0.00)
Pro forma net (loss) income per share:
Basic and diluted	($0.00)
Weighted Ave. Shares Outstanding:
Basic and diluted	42,016,000

Expected life	10 years
Volatility	beta 1
Interest rate	4.5%
Dividends	None

Note that the above pro forma disclosure was not presented for the three-month period ended March 31, 2006 because stock-based employee compensation expense is included in condensed consolidated statement of operations using the fair value recognition method under SFAS No. 123R for this period.

NOTE 2 - Merger

On April 28, 2005 QuaTech and DPAC entered into a merger agreement, subsequently amended on August 5, 2005 and October 20, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both QuaTech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. Under terms of the transaction, DPAC issued 64.1 million shares of its common stock for all of QuaTech’s outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which QuaTech is considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of QuaTech are reflected in the results of the combined company. The 29.0 million shares of DPAC common stock outstanding, and the outstanding DPAC options and warrants, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of QuaTech capital stock and warrants on October 20, 2005, each share of QuaTech preferred stock and common stock was exchanged for approximately 45.9127 shares of DPAC common stock.

In addition, each QuaTech stock option that was outstanding on the closing date was converted to a DPAC option by multiplying the QuaTech options by the same ratio described above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options is subject to the same terms and conditions that were in effect for the related QuaTech options. Further, as a result of the merger, options to purchase an aggregate of 16,004 shares of QuaTech common stock immediately vested.

DPAC entered into a loan agreement with Development Capital Ventures LP (DCV) on August 5, 2005 to provide $500,000 in senior convertible debt financing. The note automatically converted into approximately 4.9 million shares of DPAC common stock upon consummation of the merger with QuaTech at February 28, 2006, and such shares are included in the outstanding shares of DPAC in calculating the purchase price.

Merger Purchase Price

The consolidated financial statements reflect the merger of QuaTech with DPAC as a reverse merger wherein QuaTech is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, DPAC’s 29.0 million outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the OTC Bulleting Board of $0.09 per share for the two days prior to through the two days subsequent to the merger and financing amendment announcement date of October 20, 2005. The fair values of the DPAC outstanding options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $0.09, which is the value ascribed to the DPAC shares in determining the purchase price; volatility of 82.3% to 101.1%; risk-free interest rate of 2.3% to 4.0%; and an expected life of 0.25 years to 8.0 years.

The purchase price is summarized as follows:

Fair value of DPAC outstanding common stock	$2,609,248
Fair value of DPAC outstanding stock options	183,863
Fair value of DPAC outstanding warrants	13,974
Merger costs	787,144

Total purchase price	$3,594,229

Merger Purchase Price Allocation

The purchase price allocation is as follows:

Tangible assets acquired, including $1.0 million in cash	$1,135,609
Intangible assets acquired	2,400,000
Fair value of goodwill	2,739,644
Liabilities assumed	(2,681,024)

$3,594,229

The fair value of the intangible assets was determined by using the $2.4 million valuation as established in the License Agreement as amended on October 20, 2005. The life of the intangible assets is estimated to be 5 years, which is the period over which the intangibles will be amortized. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $2,739,644, which was recorded as goodwill.

License Agreement

On August 5, 2005 DPAC concurrently entered into a License Agreement extending to Development Capital Ventures LP (DCV) an exclusive world-wide license to manufacture and distribute all of DPAC’s products in the wireless technology area, with the right to sublicense the technology to QuaTech. Under the License Agreement, QuaTech was obligated to pay DPAC a royalty for each unit shipped. On October 20, 2005 the License Agreement was amended to grant QuaTech an option to elect to prepay any and all license fees for a one-time cash payment of $2.4 million, which the parties have agreed is the fair market value of the exclusive license. Immediately preceding the merger on February 28, 2006, QuaTech elected to exercise its option to prepay the License Agreement.

NOTE 3 - Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials and sub-assemblies	$892,719	$854,182
Finished goods	907,973	859,408
Less: reserve for excess and obsolete inventories	(99,141)	(80,465)

Total net inventories	$1,701,551	$1,633,125

NOTE 4 – Debt

At March 31, 2006, the Company had $268,418 of outstanding short-term notes payable, with annual interests rates of 10% to 12.14%, payable monthly through November 2006. The notes are to finance insurance premiums and legal costs associated with the merger.

At March 31, 2006 and December 31, 2005, outstanding long-term debt is comprised of the following:

	March 31, 2006	December 31, 2005
Revolving credit facility	$950,000	$1,175,000

Bank term debt	$583,333	$—
Less: current portion	(200,000)	—

	$383,333	$—

Capital lease	$132,944	$—
Less: current portion	(103,753)	—

	$29,191	$—

Ohio Development Loan	$2,235,557	$—

Subordinated debt	$1,500,000	$3,000,000
Accretion of success fee	27,778	—
Less: current portion	—	(1,125,000)
Less: discount on subordinated term loan due to stock warrants	(513,778)	(101,787)

	$1,014,000	$1,773,213

Liability for warrant	$544,000	$—

On February 28, 2006, QuaTech entered into a Fifth Amendment to the Credit Agreement with National City Bank. Pursuant to the Agreement, QuaTech has borrowed $600,000 as a term loan and has access to a revolving commitment of up to $2,000,000. The term loan is payable in 18 consecutive monthly installments of principal beginning on March 5, 2006 in the amount of $16,667 for the first 17 installments and the unpaid balance payable as the 18th installment. The revolving commitment allows QuaTech to borrow and repay based upon working capital needs. The amount of available borrowing under the revolving commitment is based upon a borrowing base of QuaTech’s eligible accounts receivable and inventory. The interest rate on the term loan is the prime rate plus 2% and is payable monthly. Interest accrues on the revolving credit agreement at a rate that may fluctuate from 0.5% to 4% above the prime rate. National City is secured by all of the assets of QuaTech and Steven Runkel and William Roberts have personally guaranteed QuaTech’s indebtedness to National City under the term loan.

On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech may borrow up to $2,500,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 8.0% per year. Payments of interest only are due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of National City Bank. The participation is being accrued as additional interest each month over the term of the loan.

On February 28, 2006, QuaTech and DPAC entered into a certain Joinder Agreement and Third Amendment to the Subordinated Loan and Security Agreement with The HillStreet Fund, L.P. The Subordinated Loan and Security Agreement as amended is hereinafter referred to as the “HillStreet Loan Agreement”. Pursuant to the HillStreet Loan Agreement, DPAC and QuaTech, as co-borrowers, have borrowed $1,500,000 (the “HillStreet Debt”) which is to be repaid with interest at the rate of 15% per year on or before August 31, 2007. The HillStreet Debt may be prepaid at any time without penalty. Upon payment of the HillStreet Debt, the Company must also pay HillStreet a success fee of $500,000. The HillStreet Debt is secured by all the assets of the Company which security interest is subordinated to the interest of National City Bank and is pari passu to the security interest of the State of Ohio. The success fee is being accrued as additional interest expense each month over the term of the loan.

In connection with the HillStreet Loan Agreement, the Company issued to HillStreet a warrant to purchase 5,443,457 of Company common stock at an exercise price of $0.00001 per share. The warrant expires on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transaction involving the Company, HillStreet has the right to put the warrant or any Company common stock issued in exercise of the warrant to the Company at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount will be accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period.

NOTE 5 - Concentration of Customers

During the three months ended March 31, 2006, sales to two major customers accounted for 17% and 13% of net sales. Accounts receivable from these customers accounted for 30% of net accounts receivable at March 31, 2006. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 6 - Stock Options

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2006:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance - December 31, 2005	4,407,795	$1.92	4,407,795

Granted	4,606,652	$0.07
Exercised	—	—
Canceled	(89,250)	$2.05

Balance - March 31, 2006	8,925,197	$1.92	8,925,197

At March 31, 2006 a total of 3,840,000 shares were available for future grants under the Company’s stock option plan.

NOTE 7 – Net Loss Per Share

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

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended March 31,
	2006	2005
Shares used in computing basic net loss per share	73,760,000	42,016,000
Dilutive effect of stock options(1) and warrants(1)	—	—

Shares used in computing diluted net loss per share (2)	73,760,000	42,016,000

(1)	Potential common shares of 4,561,000 and 23,323,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2006 and 2005, as the effect would be anti-dilutive.

(2)	For comparative purposes, the average outstanding number of QuaTech shares for the three months ended March 31, 2005 have been multiplied by the merger exchange ratio of 45.9127.

The number of shares of common stock, no par value, outstanding at March 31, 2006 was 92,774,997.

NOTE 8 – Segment Information

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

The Company had export sales for the three months ended March 31, 2006 of 21% of net sales. Export sales were primarily to New Zealand and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 9 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year ended December 31, 2005 and for the three months ended March 31, 2006, the Company established a partial valuation allowance associated with its net deferred tax assets.

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

NOTE 10 – Commitments and Contingencies

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

Item 2 - Management’s Discussion and Analysis or Plan of Operation.

Please refer to the Cautionary Statement Related to Forward-Looking Statements set forth on page 1 of this Report, which is incorporated herein by reference. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report.

Introduction/Business Overview

DPAC, through its wholly-owned subsidiary, QuaTech, designs, manufactures, and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). QuaTech also offers data acquisition products to a limited number of OEM customers and resellers.

QuaTech products can be categorized into two broad product lines:

Our Device Connectivity products include:

•	Multi-port serial boards that add ports to desktop computers to allow for the connection of multiple peripherals with standard interfaces. These products are used in a variety of industries including banking, transportation management, kiosks, satellite communications, and retail point of sale.

•	Mobile products that add ports for laptop and handheld computers. These products include multi-port serial adapters, parallel port adapters, and Bluetooth products.

•	USB to Serial products that add standard serial ports to any computing environment through a USB port. These products address the need to add connectivity through a solution that is external to the computer. These products are used in several markets including retail point of sale and kiosks.

•	Data acquisition products that consist mainly of PC Cards providing analog to digital conversion capability.

Our Device Networking products include:

•	Serial device server products that connect peripherals to a local area network through a standard TCP/IP interface. This product line was introduced in 2003 and was extended in 2004 through the introduction of product models that connect to the local area network through a wireless 802.11b interface.

•	Industrial rated, embedded wireless modules that enable OEM customers to add standard 802.11 connectivity capabilities to their products. These modules address the needs of a number of industries including transportation, telematics, warehouse and logistic, and point of sale.

This overview of our business reflects DPAC’s acquisition of QuaTech which was completed by way of a reverse triangular merger (the “Merger”) in which QuaTech became a wholly-owned subsidiary of DPAC. The Merger, as previously reported, was consummated on February 28, 2006.

Risks

Period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that from time to time our operating results will be below the expectations of some investors and not above the expectations of enough investors. In such events, the market price of our common stock would be adversely affected, in some proportion, and perhaps disproportionately. We ourselves have difficulties forecasting, and there are numerous risks and uncertainties concerning, the timing of our customers’ initiating their production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of similar products, decreases or increases in the costs of the components, uncertain market acceptance, our competitors, delays, or other problems with new products, software, manufacturing inefficiencies, cost overruns, fixed overhead costs, competition from new wireless products using 802.11 with newer technology, and challenges managing production from overseas suppliers, among other factors, each of which will make it more difficult for us to meet expectations.

Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation.

These risk should be read in connection with the detailed risks associated with DPAC and QuaTech set forth under the captions “Risk Factors—Industry and Business Risks Related to DPAC and Its Business” and “Risk Factors—Industry and Business Risks Related to QuaTech and Its Business” in the registration statement of Form S-4/A filed with the SEC on January 9, 2006.

Results of Operations and Financial Condition – Three Months Ended March 31, 2006 and 2005

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$3,194,044	100.0%	$1,974,871	100.0%	$1,219,173	61.7%
COST OF SALES	1,738,654	54.4%	1,056,881	53.5%	681,773	64.5%

GROSS PROFIT	1,455,390	45.6%	917,990	46.5%	537,400	58.5%
OPERATING EXPENSES:
Sales and marketing	603,449	18.9%	368,343	18.7%	235,106	63.8%
Research and development	264,977	8.3%	163,754	8.3%	101,223	61.8%
General and administrative	560,602	17.6%	352,873	17.9%	207,729	58.9%
Restructuring charges	77,942	2.4%	—	0.0%	77,942

	1,506,970	47.2%	884,970	44.8%	622,000	70.3%

OPERATING INCOME (LOSS)	(51,580)	-1.6%	33,020	1.7%	(84,600)	-256.2%
OTHER EXPENSE:
Interest expense	333,974	10.5%	141,519	7.2%	192,455	136.0%
Miscellaneous expense	—		12,792		(12,792)	-100.0%

TOTAL OTHER EXPENSE	333,974	10.5%	154,311	7.8%	179,663	116.4%

LOSS BEFORE INCOME TAXES	(385,554)	-12.1%	(121,291)	-6.1%	(264,263)	217.9%
INCOME TAX BENEFIT	139,179	4.4%	40,323	2.0%	98,856	245.2%

NET LOSS	(246,375)	-7.7%	(80,968)	-4.1%	(165,407)	204.3%

Note: The historical information presented for the three months ended March 31, 2005 represents the historical performance of QuaTech, which was treated as the acquirer in the Merger for accounting purposes only.

Net Sales. Net sales for the quarter ended March 31, 2006 of $3.2 million increased by $1.2 million or 61.7% compared to the quarter ended March 31, 2005. Net sales related to the Company’s Device Connectivity products increased $722,000, or 39.5% over the quarter ended March 31, 2005. Net sales related to the Company’s Device Server products, including the Airborne wireless product line, increased $497,000, or 338% over the quarter ended March 31, 2005. There were no sales of the Airborne wireless products in the first quarter of 2005.

Gross Profit. The increase in gross profit is directly attributable to the increase in net sales.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended March 31, 2006 of $603,000 increased by $235,000 or 63.8% over the quarter ended March 31, 2005. The increase is due to additional sales and marketing personnel and related costs to support the Airborne wireless product line, for which there were no similar associated costs in the prior fiscal year period.

Research and Development Expenses. Research and development expenses of $265,000 for the first quarter of fiscal year 2006 increased by $101,000 or 61.8% as compared to the first quarter of fiscal year 2005. The increase is due to personnel costs ($52,000) and consulting services ($38,000) to support the Airborne wireless product line, for which there were no similar costs in the prior fiscal year period.

General and Administrative Expenses. The current year period increase in general and administrative expenses of approximately $208,000 was caused by higher accounting and auditing services ($54,000), legal services ($31,000), professional services ($30,000), amortization of the license agreement ($40,000), and costs incurred to support the Southern California facility ($50,000) since the date of the merger. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Restructuring Charge. The restructuring charge relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the previous fiscal year period.

Interest. Interest expense increased by $192,000 during the first quarter of fiscal year 2006 over the previous fiscal year first quarter. The increase was due to higher debt balances and the accelerated amortization of the discount on the subordinated debt in the amount of $102,000, due to the restructuring of the debt agreement. Additionally, included in interest expense in the first quarter of 2006 are non-cash charges of $31,000 for the accretion of success fees and $30,000 for the amortization of the discount on Subordinated debt for the fair value of the warrants.

Income Taxes. The Company recorded an income tax benefit of $139,000 or 36% of the pre-tax loss for the quarter ended March 31, 2006 as compared to a tax benefit of $40,000 or 33% of the pre-tax loss for the first quarter of 2005.

Liquidity and Capital Resources

The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $1.1 million in cash proceeds from financing arrangements made during the quarter ended March 31, 2006. Management believes that available resources can satisfy cash requirements through the end of the current fiscal year.

Net cash used in operating activities for the three months ended March 31, 2006 was $1.3 million as compared to $320,000 used in the first three months of 2005. The reasons for the increase in cash usage from operating activities was due to increases in accounts receivable of $353,000, prepaid and other assets of $94,000 and decreases in accounts payable of $576,000 and other accrued expenses of $133,000.

Net cash provided by investing activities of $405,000 for the three months ended March 31, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000. This was off-set by equipment purchases of $160,000.

Net cash provided by financing activities for the three months ended March 31, 2006 was $1.0 million as compared to $429,000 provided during the first three months of 2005. The reason for the increase was the funding of new loan agreements that provided cash proceeds of $2.8 million, off-set by the principal reduction in the Subordinated Loan balance of $1.5 million. Additionally, the Company paid down the bank line of credit balance by $225,000 and incurred deferred financing charges of $162,000 during the three months ended March 31, 2006.

The Company operates at leased premises in Hudson, Ohio and Garden Grove, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $60,000 in capital equipment during the remainder of the fiscal year.

As of March 31, 2006, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity past December 31, 2006.

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

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

Purchase Commitments with Contract Manufacturers. We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which may in certain limited circumstances allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations, if any, may or may not result in cancellation costs payable by us. Cancellation without contractual permission to do so would result in additional potential losses, damages and costs. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our actual requirements at the time of delivery, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our commitments to contract manufacturers and adjust such commitments for changes in demand, we may incur additional costs and expenses, including without limitation inventory expenses related to excess and obsolete inventory. Such costs and expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Purchase Commitments. We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements including the accrued severance charges incurred during the first quarter of 2006 is $517,000 in short-term obligations and $546,000 in long-term obligations at March 31, 2006.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1 of the notes to QuaTech’s audited financial statements, filed on Form 8-K and 8-K/A, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles, goodwill and trademarks, accounting for software costs to be sold, leased, or otherwise marketed, accounting for costs associated with business combinations, accrual of bonus, accrual of income tax liability estimates and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post–delivery obligations other than warranty. Revenue is recognized from the sale of products at the point of passage of title, which is at the time of shipment to customers, including OEM’s, distributors and other strategic end user customers. Sales to certain customers are made with certain rights of return and price protection provisions. Estimated reserves are established by the company for future returns and price protection based on an analysis of authorized returns compared to received returns, current on hand inventory at certain customers, and sales to certain customers for the current period. The Company also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured.

The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience and known circumstances regarding collectibility of customer accounts. Accounts will be written off as uncollectible if the company determines the amount cannot be collected. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on historical warranty claims and estimated costs. If actual returns are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required.

Inventories consist principally of raw materials, sub-assemblies and finished goods, which are stated at the lower of average cost or market. The Company records an inventory reserve as a charge against earnings for potential slow-moving or obsolete inventory. The reserve is evaluated quarterly utilizing both historical movement over a three year period as compared to quantities on-hand and qualitative factors related to the age of product lines. Significant changes in market conditions, including potential changes in technology, in the future may require additional inventory reserves.

In accordance with SFAS No. 142, Goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. A discounted cash flow model is used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2005. No event has occurred as of or since the period ended December 31, 2005 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.

In accordance with Statements of Financial Accounting Standard 86 – Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software costs related to the development of a software packages to be sold along with a product when technological feasibility is reached. These costs are amortized over the estimated useful life of the software utilizing the straight-line method.

In accordance with Statement of Financial Accounting Standard 141 – Business Combinations, direct costs associated with a business combination are capitalized. Upon completion of the business combination, such costs are included in the total acquisition costs associated with the business combination. If completion of the business combination does not occur, all direct costs associated with the business combination are expensed when it is reasonably determinable that the arrangement will not be finalized.

The Company records bonus estimates as a charge against earnings. The bonus is based on meeting budgeted sales and operating results. These estimates are adjusted to actual based on final results of operations achieved during the year. Bonus amounts, if earned, are paid quarterly.

Deferred taxes and liabilities are recorded based on SFAS 109. The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns. The Company estimates and provides an allowance for deferred tax assets based on estimated realization of the asset utilizing information related to historical taxable income and projected taxable income.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

Item 3 - Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s wholly-owned subsidiary merged with QuaTech, Inc. on February 28, 2006. The Company is currently reviewing and integrating internal control over financial reporting practices of DPAC and QuaTech.

PART II—OTHER INFORMATION

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

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of the Company’s Shareholders held on February 23, 2006 (the “Meeting”), five proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

1. To elect Richard J. Dadamo, Creighton K. Early, Samuel W. Tishler, Gordon M. Watson, Richard H. Wheaton and John W. Hohener as the six directors to serve until the next Annual Meeting of the Shareholders or until their successors are duly elected and qualified:

Richard J. Dadamo*	FOR: 20,593,583	ABSTAIN: 1,212,793
Creighton K. Early	FOR: 20,587,343	ABSTAIN: 1,219,033
Samuel W. Tishler	FOR: 20,739,374	ABSTAIN: 1,067,002
Gordon M. Watson*	FOR: 20,737,301	ABSTAIN: 1,069,075
Richard H. Wheaton*	FOR: 20,709,965	ABSTAIN: 1,096,411
John W. Hohener*	FOR: 20,734,174	ABSTAIN: 1,072,202

*	Note: These individuals resigned their directorships effective upon the consummation of the Merger (described in proposal 2 below) on February 28, 2006.

2. To authorize and approve the Agreement and Plan of Reorganization dated as of April 26, 2006, as amended, among QuaTech, Inc. (“QuaTech”), DPAC and DPAC Acquisition Sub, Inc., and the Merger contemplated therein.

FOR: 12,436,644	AGAINST: 758,771	ABSTAIN: 178,278	BROKER NON VOTES: 8,432,683

3. To approve the proposal to amend the Articles of Incorporation of DPAC to increase the number of authorized shares of common stock to one hundred twenty million (120,000,000) shares from forty million (40,000,000) shares.

FOR: 19,866,294	AGAINST: 1,549,038	ABSTAIN: 391,044

4. To approve the proposal to ratify the licensing transaction between DPAC and Development Capital Ventures, LP, an affiliate of QuaTech.

FOR: 12,636,290	AGAINST: 554,781	ABSTAIN: 182,622	BROKER NON VOTES: 8,432,683

5. To approve the proposal to amend and increase the number of shares available for issuance under the 1996 Stock Option Plan.

FOR: 11,261,941	AGAINST: 1,659,461	ABSTAIN: 452,291	BROKER NON VOTES: 8, 432, 683

All proposals were approved by the requisite number of votes.

Item 6 - Exhibits

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

May 12, 2006	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

May 12, 2006	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.