Form 10QSB
period 2006-06-30
DPAC TECHNOLOGIES CORP
filed 2006-08-11
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☐    NO  ☒

The number of shares of common stock, no par value, outstanding as of July 25, 2006 was 92,774,997.

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

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,941	$11,164
Accounts receivable, net	1,842,171	1,330,154
Inventories	1,748,142	1,633,125
Deferred tax asset	73,775	75,049
Prepaid expenses and other current assets	109,006	43,678

Total current assets	3,801,035	3,093,170
PROPERTY, Net	452,463	281,818
FINANCING COSTS, Net	203,178	62,681
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	1,082,859
OTHER INTANGIBLE ASSETS, Net	2,286,754	50,024
MERGER COSTS	—	417,498
OTHER ASSETS	55,840	—

TOTAL	$13,204,773	$7,571,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$83,725	$—
Revolving credit facility	1,400,000	1,175,000
Current portion of long-term debt	309,591	1,125,000
Accounts payable	1,799,057	1,283,604
Accrued restructuring costs - current	555,884	—
Other accrued liabilities	501,203	591,270

Total current liabilities	4,649,460	4,174,874
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	426,753	—
Deferred tax liability	31,476	323,663
Bank term debt, net of current portion	333,332	—
Ohio Development loan	2,246,717	—
Subordinated term loan, net of amortized discount	1,188,000	1,773,213
Liability for warrants	707,600	—
Other	39,914	—

Total long-term liabilities	4,973,792	2,096,876
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Convertible, redeemable 9% series A preferred	—	1,300,000
Common stock	4,992,515	500,000
Additional paid-in capital	—	450,000
Accumulated deficit	(1,410,994)	(848,667)

	3,581,521	1,401,333
Less: Treasury shares	—	(102,033)

Total stockholders’ equity	3,581,521	1,299,300

TOTAL	$13,204,773	$7,571,050

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE	$3,495,853	$2,562,925	$6,689,897	$4,537,795
COST OF GOODS SOLD	1,929,235	1,391,162	3,667,889	2,448,043

GROSS PROFIT	1,566,618	1,171,763	3,022,008	2,089,752
OPERATING EXPENSES
Sales and marketing	542,034	416,262	1,145,483	784,605
Research and development	261,282	149,696	526,259	313,450
General and administrative	543,876	289,964	1,063,643	629,007
Amortization of intangible assets	122,505	13,830	163,340	27,660
Restructuring charges	—	—	77,942	—

Total operating expenses	1,469,697	869,752	2,976,667	1,754,722

INCOME FROM OPERATIONS	96,921	302,011	45,341	335,030
OTHER EXPENSES:
Interest expense	381,507	148,062	715,481	289,581
Accretion of warrant liability	163,600	—	163,600	—
Miscellaneous expense	—	15,996	—	28,788

TOTAL OTHER EXPENSES	545,107	164,058	879,081	318,369

INCOME (LOSS) BEFORE INCOME TAXES	(448,186)	137,953	(833,740)	16,661
INCOME TAX (PROVISION) BENEFIT	151,734	(46,248)	290,913	(5,925)

NET INCOME (LOSS)	$(296,452)	$91,705	$(542,827)	$10,736

NET INCOME (LOSS) PER SHARE:
Net Income (Loss) - Basic and diluted	$0.00	$0.00	($0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	92,775,000	42,016,000	75,855,000	42,016,000

Diluted	92,775,000	65,339,000	75,885,000	65,339,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(542,827)	$10,736
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	238,442	94,434
Provision for bad debts	(196)	—
Provision for obsolete inventory	12,001	—
Accretion of discount and success fees on debt	348,667	32,143
Amortization of deferred financing costs	44,811	—
Accretion of liability for warrants	163,600	—
Deferred incomes taxes	(290,913)	5,925
Non-cash compensation expense	35,091	—
Changes in operating assets and liabilities:
Accounts receivable	(476,003)	127,068
Inventories	(245,552)	(132,416)
Prepaid expenses and other assets	(51,825)	905
Refundable income taxes	—	44,272
Bank overdraft	—	(182,540)
Accounts payable	(440,020)	(87,221)
Accrued restructuring charges	(136,340)	—
Other accrued liabilities	(262,995)	(222,153)

Net cash used in operating activities	(1,604,059)	(308,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(207,134)	(13,103)
Acquisition, net of cash acquired	565,109	—
Proceeds from the sale of assets	118,534	—
Acquisition costs incurred	—	(259,523)
Other	(70)	(10,000)

Net cash provided by (used in) investing activities:	476,439	(282,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	225,000	624,530
Net borrowing under short term notes	(118,773)	—
Net proceeds from bank term loan	533,332	—
Proceeds from Ohio Development loan	2,231,837	—
Principal repayment on Subordinated Debt	(1,500,000)	—
Financing costs incurred	(185,308)	—
Principal payments on capital lease obligations	(24,563)	—
Proceeds from issuance of common stock	2,372	—
Dividends paid	(19,500)	(29,250)

Net cash provided by financing activities	1,144,397	595,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,777	3,807
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,164	326

CASH & CASH EQUIVALENTS, END OF PERIOD	$27,941	$4,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$290,399	$290,831

Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Acquisition of property under capital leases	$33,150	$—

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

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the audited financial statements and footnotes thereto of QuaTech for the years ended December 31, 2005, 2004 and 2003, which were filed on Form 8-K on May 12, 2006. Additional information can also be found in the Company’s final form of prospectus filed with the Securities and Exchange Commission on January 9, 2006.

Reclassifications

Some historical amounts have been reclassified to be consistent with the current financial presentation.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

Prior to January 1, 2006, the Company accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly no stock based compensation expense was recognized for the three and six months ended June 30, 2005 as all options were granted with exercise price equal to market price at the date of grant.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

During the three and six month periods ended June 30, 2006 the Company recognized compensation expense for stock options of $20,096 and $35,091, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Expected life	4 years	4 years
Volatility	98.5%	95.3%
Interest rate	4.3%	4.2%
Dividends	None	None

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option for the three and six month periods ended June 30, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income:
As reported	$91,705	$10,736
Add: Stock-based compensation expense included in reported net income	—	—
Deduct: Total stock-based compensation determinded under fair value based method for all awards	(138)	(275)

Pro forma net income	$91,567	$10,461

Net income per share as reported:
Basic and diluted	$0.00	$0.00
Pro forma net income per share:
Basic and diluted	$0.00	$0.00

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Expected life	10 years	10 years
Volatility	beta 1	beta 1
Interest rate	4.5%	4.5%
Dividends	None	None

Stock Option Activity

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2006:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance - December 31, 2005	4,407,795	$1.92	4,407,795

Granted	4,906,652	$0.07
Exercised	—	—
Canceled	(154,250)	$1.98

Balance - June 30, 2006	9,160,197	$0.93	9,160,197

At June 30, 2006 a total of 6,2965,540 shares were available for future grants under the Company’s stock option plan.

NOTE 2 – Merger

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

Merger Purchase Price

The consolidated financial statements reflect the merger of QuaTech with DPAC as a reverse merger wherein QuaTech is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, DPAC’s 29.0 million outstanding share of common stock and its stock options and warrants were valued using the average closing price on the OTC Bulleting Board of $0.09 per share for the two days prior to through the two days subsequent to the merger and financing amendment announcement date of October 20, 2005. The fair values of the DPAC outstanding options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $0.09, which is the value ascribed to the DPAC shares in determining the purchase price; volatility of 82.3% to 101.1%; risk-free interest rate of 2.3% to 4.0%; and an expected life of 0.25 years to 8.0 years.

The purchase price is summarized as follows:

Fair value of DPAC outstanding common stock	$2,609,248
Fair value of DPAC outstanding stock options	183,863
Fair value of DPAC outstanding warrants	13,974
Estimated merger costs	787,144

Total purchase price	$3,594,229

Merger Purchase Price Allocation

The purchase price allocation is as follows:

Tangible assets acquired, including $1.0 million in cash	$1,135,609
Intangible assets acquired	2,400,000
Estimated fair value of goodwill	2,739,644
Liabilities assumed	(2,681,024)

$3,594,229

The fair value of the intangible assets was determined by using the $2.4 million valuation as established in the License Agreement as amended on October 20, 2005. The life of the intangible assets is estimated to be 5 years, which is the period over which the intangibles will be amortized. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $2,739,644, which was recorded as goodwill.

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

NOTE 3 – Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and sub-assemblies	$1,098,807	$854,182
Finished goods	854,455	859,408
Less: reserve for excess and obsolete inventories	(205,120)	(80,465)

Total net inventories	$1,748,142	$1,633,125

NOTE 4 – Debt

At June 30, 2006 and December 31, 2005, outstanding debt is comprised of the following:

	June 30, 2006	December 31, 2005
Revolving credit facility	$1,400,000	$1,175,000

Short term notes	$83,725	$—

Bank term debt	$533,332	$—
Less: current portion	(200,000)	—

	$333,332	$—

Capital lease obligations	$149,505	$—
Less: current portion	(109,591)	—

	$39,914	$—

Ohio Development Loan	$2,246,717	$—

Subordinated debt	$1,500,000	$3,000,000
Accretion of success fee	111,112	—
Less: Unamortized discount on subordinated term loan due to stock warrants	(423,112)	(101,787)
Less: current portion	—	(1,125,000)

	$1,188,000	$1,773,213

Liability for warrant	$707,600	$—

At June 30, 2006, the Company had $83,725 of outstanding short-term notes payable, with annual interests rates of 10% to 12.14%, payable monthly through November 2006. The notes are to finance insurance premiums and legal costs incurred associated with the merger.

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

In connection with the HillStreet Loan Agreement, the Company issued to HillStreet a warrant to purchase 5,443,457 of Company common stock at an exercise price of $0.00001 per share. The warrant expires on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transaction involving the Company, HillStreet has the right to put the warrant or any Company common stock issued in exercise of the warrant to the Company at a price equal to greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITA for the trailing 12 month period; and (iii) an appraised value.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount will be accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. At June 30, 2006, based on the Company’s common stock share price $0.13, the Company calculated the fair value of the warrant to be $707,600. According, the Company accreted the liability for the warrant to $707,600 and recorded a non-cash charge of $163,600 as additional interest expense.

NOTE 5 – Concentration of Customers

During the three and six months ended June 30, 2006, sales to one major customer accounted for 26% and 22% of net sales, respectively. Accounts receivable from this customer accounted for 23% of net accounts receivable at June 30, 2006. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 6 – Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss years, as the effect is anti-dilutive.

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended June 30,
	2006	2005
Shares used in computing basic net loss per share	92,775,000	42,016,000
Dilutive effect of stock options(1) and warrants(1)	—	23,323,000

Shares used in computing diluted net loss per share (2)	92,775,000	65,339,000

	Six-months ended June 30,
	2006	2005
Shares used in computing basic net loss per share	75,885,000	42,016,000
Dilutive effect of stock options(1) and warrants(1)	—	23,323,000

Shares used in computing diluted net loss per share (2)	75,885,000	65,339,000

(1)	Potential common shares of 4,943,000 and 4,804,000 have been excluded from diluted weighted average common shares for the three and six month periods ended June 30, 2006, as the effect would be anti-dilutive.

(2)	For comparative purposes, the average outstanding number of QuaTech shares for the three and six months ended June 30, 2005 have been multiplied by the merger exchange ratio of 45.9127.

The number of shares of common stock, no par value, outstanding at June 30, 2006 was 92,774,997.

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

The Company had export sales for the three and six months ended June 30, 2006 of 12% and 16% of net sales. Export sales were primarily to Canada, New Zealand and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 8 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year ended December 31, 2005 and for the six months ended June 30, 2006, the Company established a partial valuation allowance associated with its net deferred tax assets.

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

NOTE 9 – Commitments and Contingencies

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation and /or higher costs associated with adjusting the liability for warrants to their fair value through earnings at each reporting period.

These risks should be read in connection with the detailed risks associated with DPAC and QuaTech set forth under the captions “Risk Factors—Industry and Business Risks Related to DPAC and Its Business” and “Risk Factors—Industry and Business Risks Related to QuaTech and Its Business” in the registration statement of Form S-4/A filed with the SEC on January 9, 2006.

Results of Operations and Financial Condition

Three Months Ended June 30, 2006 and 2005

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Three Months Ended:
	June 30, 2006		June 30, 2005		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$3,495,853	100.0%	$2,562,925	100.0%	$932,928	36.4%
COST OF SALES	1,929,235	55.2%	1,391,162	54.3%	538,073	38.7%

GROSS PROFIT	1,566,618	44.8%	1,171,763	45.7%	394,855	33.7%
OPERATING EXPENSES:
Sales and marketing	542,034	15.5%	416,262	16.2%	125,772	30.2%
Research and development	261,282	7.5%	149,696	5.8%	111,586	74.5%
General and administrative	543,876	15.6%	289,964	11.3%	253,912	87.6%
Amortization of intangible assets	122,505	3.5%	13,830	0.5%	108,675	785.8%

	1,469,697	42.0%	869,752	33.9%	599,945	69.0%

OPERATING INCOME (LOSS)	96,921	2.8%	302,011	11.8%	(205,090)	-67.9%
OTHER EXPENSE:
Other	—	0.0%	15,996	0.6%	(15,996)	-100.0%
Interest expense	381,507	10.9%	148,062	5.8%	233,445	157.7%
Accretion of warrant liability	163,600	4.7%	—	0.0%	163,600

TOTAL OTHER EXPENSES	545,107	15.6%	164,058	6.4%	381,049	232.3%

OPERATING LOSS	(448,186)	-12.8%	137,953	5.4%	(586,139)	-424.9%
INCOME TAX BENEFIT (PROVISION)	151,734	4.3%	(46,248)	-1.8%	197,982	-428.1%

NET INCOME (LOSS)	(296,452)	-8.5%	91,705	3.6%	(388,157)	-423.3%

Note: The historical information presented for the three months ended June 30, 2005 represents the historical performance of QuaTech, which was treated as the acquirer in the Merger for accounting purposes only.

Net Sales. Net sales for the quarter ended June 30, 2006 of $3.5 million increased by $933,000 or 36.4% compared to the same quarter in the prior year. Net sales related to the Company’s Device Connectivity products increased $200,000, or 8.1% over the quarter ended June 30, 2005. Net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $733,000, or 685% over the quarter ended June 30, 2005. There were no sales of the Airborne wireless products in the second quarter of 2005.

In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights. Prior to the sale, the data acquisition products generated $66,000 of net sales, or 1.0% of nets sales, for the six months ended June 30, 2006, and $285,000, or 2.7% of net sales, for fiscal year 2005.

Gross Profit. Gross profits increased by $395,000 or 33.7% as a direct result of the increase in net sales.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended June 30, 2006 of $542,000 increased by $126,000 or 30.2% over the quarter ended June 30, 2005. The increase is due to additional sales and marketing personnel and related costs to support the Airborne wireless product line, for which there were no similar associated costs in the prior fiscal year period.

Research and Development Expenses. Research and development expenses of $261,000 for the second quarter of fiscal year 2006 increased by $112,000 or 74.5% as compared to the second quarter of fiscal year 2005. The increase is due to increased personnel costs of $65,000 and consulting services of $44,000 to support the Airborne wireless product line, for which there were no similar costs in the prior fiscal year period.

General and Administrative Expenses. The current year period increase in general and administrative expenses of approximately $254,000 was primarily caused by costs incurred to support the Southern California facility, including rent, utilities, telephone, and miscellaneous expenses of 127,000; increased personnel costs of $23,000; non-cash compensation expense for stock options of $20,000; increased insurance premium costs, primarily D&O related, of $19,000; and increased directors fees and expenses of $20,000. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger, amortized over 5 years.

Interest Expense. Interest expense incurred of $382,000 for the second quarter of fiscal year 2006 increased by $233,000 as compared to the previous year second quarter. The increase was due to higher debt balances as well as the following non-cash charges included in interest expense during the second quarter of 2006: accretion of success fees of $94,000, amortization of deferred financing costs of $34,000, and amortization of the discount for warrants of $91,000.

Accretion of Liability for Warrant. The company recorded a $163,600 charge to earning related to the accretion of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At June 30, 2006, based on the Company’s common stock share price $0.13, the Company calculated the fair value of the warrant to be $707,600. According, the Company accreted the liability for the warrant to $707,600 and recorded a non-cash charge of $163,600 as additional interest expense.

Income Taxes. The Company recorded an income tax benefit of $152,000 or 33.9% of the pre-tax loss for the quarter ended June 30, 2006 as compared to a tax provision of $46,000 or 33.5% of the pre-tax income for the second quarter of 2005.

Six Months Ended June 30, 2006 and 2005

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Six Months Ended:
	June 30, 2006		June 30, 2005		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$6,689,897	100.0%	$4,537,795	100.0%	$2,152,102	47.4%
COST OF SALES	3,667,889	54.8%	2,448,043	53.9%	1,219,846	49.8%

GROSS PROFIT	3,022,008	45.2%	2,089,752	46.1%	932,256	44.6%
OPERATING EXPENSES:
Sales and marketing	1,145,483	17.1%	784,605	17.3%	360,878	46.0%
Research and development	526,259	7.9%	313,450	6.9%	212,809	67.9%
General and administrative	1,063,643	15.9%	629,007	13.9%	434,636	69.1%
Amortization of intangible assets	163,340	2.4%	27,660	0.6%	135,680	490.5%
Restructuring charges	77,942	1.2%	—	0.0%	77,942

	2,976,667	44.5%	1,754,722	38.7%	1,221,945	69.6%

OPERATING INCOME (LOSS)	45,341	0.7%	335,030	7.4%	(289,689)	-86.5%
OTHER EXPENSE:
Other	—	0.0%	28,788	0.6%	(28,788)	-100.0%
Interest expense	715,481	10.7%	289,581	6.4%	425,900	147.1%
Accretion of warrant liability	163,600	2.4%	—	0.0%	163,600

TOTAL OTHER EXPENSES	879,081	13.1%	318,369	7.0%	560,712	176.1%

OPERATING LOSS	(833,740)	-12.5%	16,661	0.4%	(850,401)	-5104%
INCOME TAX BENEFIT (PROVISION)	290,913	4.3%	(5,925)	-0.1%	296,838	-5010%

NET INCOME (LOSS )	(542,827)	-8.1%	10,736	0.2%	(553,563)	-5156%

Note: The historical information presented for the six months ended June 30, 2005 represents the historical performance of QuaTech, which was treated as the acquirer in the Merger for accounting purposes only.

Net Sales. Net sales for the six months ended June 30, 2006 of $6.7 million increased by $2.2 million or 47.4% compared to the same period in the prior year. Net sales related to the Company’s Device Connectivity products increased $928,000, or 21.7% over the six months ended June 30, 2005. Net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $1.2 million, or 470% over the six months ended June 30, 2005. There were no sales of the Airborne wireless products in the first six months of 2005.

In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights. Prior to the sale, the data acquisition products generated $66,000 of net sales, or 1.0% of nets sales, for the six months ended June 30, 2006, and $285,000, or 2.7% of net sales, for fiscal year 2005.

Gross Profit. Gross profits increased by $932,000 or 44.6% as a direct result of the increase in net sales.

Sales and Marketing Expenses. Sales and marketing expense for the six months ended June 30, 2006 of $1.1 million increased by $361,000 or 46.0% over the six month period ended June 30, 2005. The increase is due to additional sales and marketing personnel and related costs to support the Airborne wireless product line, for which there were no similar associated costs in the prior fiscal year period.

Research and Development Expenses. Research and development expenses of $526,000 for the first six months of fiscal year 2006 increased by $213,000 or 67.9% as compared to the first six months of fiscal year 2005. The increase is due to increased personnel costs of $137,000 and consulting services of $76,000 to support the Airborne wireless product line, for which there were no similar costs in the prior fiscal year period.

General and Administrative Expenses. General and administrative expenses of $1.1 million for the first six months of fiscal year 2006 increased by $435,000 or 69.1% as compared to the first six months of fiscal year 2005. The increase was primarily caused by costs incurred to support the Southern California facility, including rent, utilities, telephone, and miscellaneous expense of 173,000; increased personnel costs of $43,000; non-cash compensation expense for stock options of $35,000; increased insurance premium costs, primarily D&O related, of $28,000; increased directors fees and expenses of $25,000, and increased professional services, including legal and accounting, of $98,000. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger, amortized over 5 years.

Restructuring Charge. The restructuring charge relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the previous fiscal year period.

Interest Expense. Interest expense incurred of $715,000 for the first six months of fiscal year 2006 increased by $426,000 as compared to the same period in the previous fiscal year. The increase was due to higher debt balances as well as the following non-cash charges included in interest expense during the first six months of 2006: accretion of success fees of $126,000, amortization of deferred financing costs of $45,000, and amortization of the discount for warrants of $223,000.

Accretion of Liability for Warrant. The company incurred a $163,600 charge to earning related to the accretion of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At June 30, 2006, based on the Company’s common stock share price $0.13, the Company calculated the fair value of the warrant to be $707,600. According, the Company accreted the liability for the warrant to $707,600 and recorded a non-cash charge of $163,600 as additional interest expense.

Income Taxes. The Company recorded an income tax benefit of $291,000 or 34.9% of the pre-tax loss for the six months ended June 30, 2006 as compared to a tax provision of $6,000 or 35.6% of the pre-tax income for the first six months of 2005.

Liquidity and Capital Resources

The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $1.1 million in cash proceeds from financing arrangements made during the quarter ended March 31, 2006. Management believes that available resources can satisfy cash requirements through the end of the current fiscal year.

Net cash used in operating activities for the six months ended June 30, 2006 was $1.6 million as compared to $309,000 used in the first six months of 2005. The net loss incurred in the first six months of 2006 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $625,000. The increase in cash usage from operating activities was due to increases in accounts receivable of $476,000, inventories of $246,000, prepaid and other assets of $126,000 and decreases in accounts payable of $440,000, accrued restructuring charges of $136,000, and other accrued expenses of $262,000.

Net cash provided by investing activities of $476,000 for the six months ended June 30, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $118,000. This was partially offset by equipment purchases of $207,000.

In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights, for $118,000 in cash. The Company incurred no gain or loss on the transaction, as the assets were sold at estimated net book value.

Net cash provided by financing activities for the six months ended June 30, 2006 was $1.1 million as compared to $595,000 provided during the first six months of 2005. The increase in the current year was due to the funding of new loan agreements that provided cash proceeds of $2.8 million, offset by the principal reduction in the Subordinated Loan balance of $1.5 million. Additionally, the Company made net advances against the bank line of credit balance of $225,000 and incurred deferred financing charges of $185,000 during the six months ended June 30, 2006.

The Company operates at leased premises in Hudson, Ohio and Garden Grove, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more that $100,000 in capital equipment during the remainder of the fiscal year.

As of June 30, 2006, we were in compliance with the covenants, terms and conditions of our leases and debt instruments.

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

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements including the accrued severance charges incurred during the first quarter of 2006 is $466,000 in short-term obligations and $427,000 in long-term obligations at June 30, 2006.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1 of the notes to QuaTech’s audited financial statements, filed on Form 8-K and Form 8-K/A, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Item 3 - Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s wholly-owned subsidiary merged with QuaTech, Inc. on February 28, 2006. The Company is currently reviewing and integrating internal control over financial reporting practices of DPAC and QuaTech.

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

DPAC TECHNOLOGIES CORP.
(Registrant)

August 11, 2006	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

August 11, 2006	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.