Form 10QSB
period 2006-09-30
DPAC TECHNOLOGIES CORP
filed 2006-11-13
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  ☐    NO  ☒

The number of shares of common stock, no par value, outstanding as of October 25, 2006 was 92,774,997.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,561	$11,164
Accounts receivable, net	1,607,985	1,330,154
Inventories	1,662,568	1,633,125
Deferred tax asset	73,775	75,049
Prepaid expenses and other current assets	86,559	43,678

Total current assets	3,521,448	3,093,170
PROPERTY, Net	441,488	281,818
FINANCING COSTS, Net	166,825	62,681
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	1,082,859
OTHER INTANGIBLE ASSETS, Net	2,164,249	50,024
MERGER COSTS	—	417,498
OTHER ASSETS	55,840	—

TOTAL	$12,755,353	$7,571,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$19,238	$—
Revolving credit facility	1,393,000	1,175,000
Current portion of long-term debt	2,005,645	1,125,000
Accounts payable	1,541,499	1,283,604
Accrued restructuring costs - current	473,000	—
Other accrued liabilities	409,155	591,270

Total current liabilities	5,841,537	4,174,874
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	384,888	—
Deferred tax liability	64,676	323,663
Ohio Development loan, less current portion	2,219,733	—
Subordinated term loan, net of unamortized discount	—	1,773,213
Liability for warrants	598,800	—
Other	25,696	—

Total long-term liabilities	3,293,793	2,096,876
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Convertible, redeemable 9% series A preferred	—	1,300,000
Common stock	4,992,515	500,000
Additional paid-in capital	—	450,000
Accumulated deficit	(1,372,492)	(848,667)

	3,620,023	1,401,333
Less: Treasury shares	—	(102,033)

Total stockholders’ equity	3,620,023	1,299,300

TOTAL	$12,755,353	$7,571,050

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended:		For the nine months ended:
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUE	$3,866,449	$2,936,184	$10,556,346	$7,473,980
COST OF GOODS SOLD	2,129,370	1,549,359	5,797,259	3,997,403

GROSS PROFIT	1,737,079	1,386,825	4,759,087	3,476,577
OPERATING EXPENSES
Sales and marketing	534,456	529,825	1,679,939	1,314,430
Research and development	233,207	219,758	759,466	533,208
General and administrative	500,048	413,915	1,563,691	1,042,921
Amortization of intangible assets	122,505	4,610	285,845	32,270
Restructuring charges	—	—	77,942	—

Total operating expenses	1,390,216	1,168,108	4,366,883	2,922,829

INCOME FROM OPERATIONS	346,863	218,717	392,204	553,748
OTHER (INCOME) EXPENSES:
Interest expense	383,161	145,918	1,098,642	435,499
Fair value adjustment for warrant liability	(108,800)	—	54,800	—
Miscellaneous expense	—	12,672	—	41,460

TOTAL OTHER EXPENSES	274,361	158,590	1,153,442	476,959

INCOME (LOSS) BEFORE INCOME TAXES	72,502	60,127	(761,238)	76,789
INCOME TAX (PROVISION) BENEFIT	(34,000)	(31,318)	256,913	(37,243)

NET INCOME (LOSS)	$38,502	$28,809	$(504,325)	$39,546

NET INCOME (LOSS) PER SHARE:
Net Income (Loss) - Basic and diluted	$0.00	$0.00	($0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	92,775,000	42,016,000	87,135,000	42,016,000

Diluted	97,512,000	65,339,000	87,135,000	65,339,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss )	$(504,325)	$39,546
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	400,651	131,533
Provision for bad debts	(196)	—
Provision for obsolete inventory	56,001	—
Accretion of discount and success fees on debt	533,827	48,215
Amortization of deferred financing costs	81,165	—
Accretion of liability for warrants	54,800	—
Deferred incomes taxes	(256,913)	24,965
Non-cash compensation expense	35,091	—
Changes in operating assets and liabilities:
Accounts receivable	(241,817)	(154,213)
Inventories	(203,978)	(288,262)
Prepaid expenses and other assets	(29,378)	25,068
Refundable income taxes	—	75,747
Bank overdraft	—	(121,258)
Accounts payable	(697,578)	347,507
Accrued restructuring charges	(261,089)	—
Other accrued liabilities	(355,843)	(224,389)

Net cash used in operating activities	(1,389,582)	(95,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(235,863)	(17,538)
Acquisition, net of cash acquired	565,109	—
Proceeds from the sale of assets	118,534	—
Acquisition costs incurred	—	(393,075)
Other	(70)	(10,000)

Net cash provided by (used in) investing activities:	447,710	(420,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	218,000	574,530
Net repayments under short term notes	(183,260)	—
Net proceeds from bank term loan	483,331	—
Proceeds from Ohio Development loan	2,266,612	—
Principal repayment on Subordinated Debt	(1,500,000)	—
Financing costs incurred	(185,309)	—
Principal payments on capital lease obligations	(60,977)	—
Proceeds from issuance of common stock	2,372	—
Dividends paid	(19,500)	(58,500)

Net cash provided by financing activities	1,021,269	516,030

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,397	(124)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,164	326

CASH & CASH EQUIVALENTS, END OF PERIOD	$90,561	$202

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$433,550	$388,534

Income taxes paid	$1,610	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$33,150	$—

Accrued dividends	$—	$87,750

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

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Prior to January 1, 2006, the Company accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly no stock based compensation expense was recognized for the three and nine months ended September 30, 2005 as all options were granted with exercise price equal to market price at the date of grant.

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

During the three and nine month periods ended September 30, 2006 the Company recognized compensation expense for stock options of $0 and $35,091, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Expected life	4 years	4 years
Volatility	98.5%	95.3%
Interest rate	4.3%	4.2%
Dividends	None	None

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the three and nine month periods ended September 30, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income:
As reported	$28,809	$39,546
Add: Stock-based compensation expense included in reported net income	—	—
Deduct: Total stock-based compensation determinded under fair value based method for all awards	(138)	(413)

Pro forma net income	$28,671	$39,113

Net income per share as reported:
Basic and diluted	$0.00	$0.00
Pro forma net income per share:
Basic and diluted	$0.00	$0.00

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Expected life	10 years	10 years
Volatility	beta 1	beta 1
Interest rate	4.5%	4.5%
Dividends	None	None

Stock Option Activity

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the nine months ended September 30, 2006:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance - December 31, 2005	4,407,795	$1.92	4,407,795

Granted	4,906,652	$0.07
Exercised	—	—
Canceled	(265,345)	$1.98

Balance – September 30, 2006	9,160,197	$0.93	9,160,197

At September 30, 2006 a total of 6,406,635 shares were available for future grants under the Company’s stock option plan.

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

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

NOTE 3 – Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials and sub-assemblies	$1,048,923	$854,182
Finished goods	862,765	859,408
Less: reserve for excess and obsolete inventories	(249,120)	(80,465)

Total net inventories	$1,662,568	$1,633,125

NOTE 4 – Debt

At September 30, 2006 and December 31, 2005, outstanding debt is comprised of the following:

	September 30, 2006	December 31, 2005
Revolving credit facility	$1,393,000	$1,175,000

Short term notes	$19,238	$—

Bank term debt	$483,331	$—
Less: current portion	(483,331)	—

Net long-term portion	$—	$—

Capital lease obligations	$113,091	$—
Less: current portion	(87,395)	—

Net long-term portion	$25,696	$—

Ohio Development Loan	$2,292,652	$—
Less: current portion	(72,919)	—

Net long-term portion	$2,219,733	$—

Subordinated debt	$1,500,000	$3,000,000
Accretion of success fee	194,446	—
Less: Unamortized discount on subordinated term loan due to stock warrants	(332,446)	(101,787)
Less: current portion	(1,362,000)	(1,125,000)

Net long-term portion	$—	$1,773,213

Liability for warrant	$598,800	$—

At September 30, 2006, the Company had $19,238 of outstanding short-term notes payable, with annual interests rates of 10% to 12.14%, payable monthly through November 2006. The notes are to finance insurance premiums and legal costs incurred associated with the merger.

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

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount will be accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. At September 30, 2006, based on the Company’s common stock share price $0.11, the Company calculated the fair value of the warrant to be $598,800. Accordingly, the Company adjusted the liability for the warrant from the previous balance of $707,600 at June 30, 2006 to $598,800 and recorded a non-cash gain of $108,800 as a reduction to interest expense for the quarter ended September 30, 2006.

NOTE 5 – Concentration of Customers

During the three and nine months ended September 30, 2006, sales to one major customer accounted for 19% and 21% of net sales, respectively. Accounts receivable from one customer accounted for 14% of net accounts receivable at September 30, 2006. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 6 – Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss years, as the effect is anti-dilutive.

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended September 30,
	2006	2005
Shares used in computing basic net loss per share	92,775,000	42,016,000
Dilutive effect of stock options and warrants	4,737,000	23,323,000

Shares used in computing diluted net loss per share (2)	97,512,000	65,339,000

	Nine-months ended September 30,
	2006	2005
Shares used in computing basic net loss per share	87,135,000	42,016,000
Dilutive effect of stock options(1) and warrants(1)	—	23,323,000

Shares used in computing diluted net loss per share (2)	87,135,000	65,339,000

(1)	Potential common shares of 4,776,000 have been excluded from diluted weighted average common shares for the nine month period ended September 30, 2006, as the effect would be anti-dilutive.

(2)	For comparative purposes, the average outstanding number of QuaTech shares for the three and nine months ended September 30, 2005 have been multiplied by the merger exchange ratio of 45.9127.

The number of shares of common stock, no par value, outstanding at September 30, 2006 was 92,774,997.

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

The Company had export sales for the three and nine months ended September 30, 2006 of 14% and 15% of net sales. Export sales were primarily to Canada, New Zealand and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 8 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal year ended December 31, 2005 and for the nine months ended September 30, 2006, the Company established a partial valuation allowance associated with its net deferred tax assets.

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

Item 2 – Management’s Discussion and Analysis or Plan of Operation.

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

Three Months Ended September 30, 2006 and 2005

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Three Months Ended:
	September 30, 2006		September 30, 2005		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$3,866,449	100.0%	$2,936,184	100.0%	$930,265	31.7%
COST OF SALES	2,129,370	55.1%	1,549,359	52.8%	580,011	37.4%

GROSS PROFIT	1,737,079	44.9%	1,386,825	47.2%	350,254	25.3%
OPERATING EXPENSES:
Sales and marketing	534,456	13.8%	529,825	18.0%	4,631	0.9%
Research and development	233,207	6.0%	219,758	7.5%	13,449	6.1%
General and administrative	500,048	12.9%	413,915	14.1%	86,133	20.8%
Amortization expense	122,505	3.2%	4,610	0.2%	117,895	2557.4%

	1,390,216	36.0%	1,168,108	39.8%	222,108	0

OPERATING INCOME (LOSS)	346,863	9.0%	218,717	7.4%	128,146	58.6%
OTHER EXPENSE:
Other	—	0.0%	12,672	0.4%	(12,672)	-100.0%
Interest expense	383,161	9.9%	145,918	5.0%	237,243	162.6%
Fair value adjustment of warrant liability	(108,800)	-2.8%	—	0.0%	(108,800)	0.0%

TOTAL OTHER EXPENSES	274,361	7.1%	158,590	5.4%	115,771	73.0%

OPERATING LOSS	72,502	1.9%	60,127	2.0%	12,375	20.6%
INCOME TAX BENEFIT (PROVISION)	(34,000)	-0.9%	(31,318)	-1.1%	(2,682)	8.6%

NET INCOME (LOSS )	$38,502	1.0%	$28,809	1.0%	$9,693	33.6%

Note: The historical information presented for the three months ended September 30, 2005 represents the historical performance of QuaTech, which was treated as the acquirer in the Merger for accounting purposes only.

Net Sales. Net sales for the quarter ended September 30, 2006 of $3.9 million increased by $930,000 or 31.7% compared to net sales for the prior year third quarter. Net sales related to the Company’s Device Connectivity products increased $117,000, or 4.4% over the quarter ended September 30, 2005. Net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $818,000, or 315% over the quarter ended September 30, 2005.

Gross Profit. Gross profits increased by $350,000 or 25.3% as a direct result of the increase in net sales. The reduction in gross profit as a percentage of net sales is due to the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended September 30, 2006 of $534,000 increased by $5,000 or 0.9% over the quarter ended September 30, 2005. The slight increase is due to additional costs to support the Airborne wireless product line

Research and Development Expenses. Research and development expenses of $233,000 for the third quarter of fiscal year 2006 increased by $13,000 or 6.1% as compared to the third quarter of fiscal year 2005. The increase is due to increased personnel costs to support the Airborne wireless product line.

General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal year 2006 of $500,000 increased by $86,000 or 20.8% from the prior year period. The increase was primarily due to increase costs incurred to support the Southern California facility, including rent, utilities, telephone, and miscellaneous expenses of $84,000. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger, amortized over 5 years.

Interest Expense. Interest expense incurred of $383,000 for the third quarter of fiscal year 2006 increased by $146,000 as compared to the previous year third quarter. The increase was due to higher debt balances as well as the following non-cash charges included in interest expense during the third quarter of 2006: accretion of success fees of $94,000, amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $91,000.

Fair Value Adjustment of Warrant Liability. The company recorded a $108,800 gain related to the adjustment of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2006, based on the Company’s common stock share price $0.11, the Company calculated the fair value of the warrant to be $598,800. Accordingly, the Company adjusted the liability for the warrant from the previous amount of $707,600 at June 30, 2006 and recorded a gain of $108,800 as a reduction to interest expense for the quarter ended September 30, 2006.

Income Taxes. The Company recorded an income tax provision of $34,000 or 46.9% of the pre-tax income for the quarter ended September 30, 2006 as compared to a tax provision of $31,000 or 52.1% of the pre-tax income for the third quarter of 2005.

Nine Months Ended September 30, 2006 and 2005

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Nine Months Ended:
	September 30, 2006		September 30, 2005		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$10,556,346	100.0%	$7,473,980	100.0%	$3,082,366	41.2%
COST OF SALES	5,797,259	54.9%	3,997,403	53.5%	1,799,856	45.0%

GROSS PROFIT	4,759,087	45.1%	3,476,577	46.5%	1,282,510	36.9%
OPERATING EXPENSES:
Sales and marketing	1,679,939	15.9%	1,314,430	17.6%	365,509	27.8%
Research and development	759,466	7.2%	533,208	7.1%	226,258	42.4%
General and administrative	1,563,691	14.8%	1,042,921	14.0%	520,770	49.9%
Amortization expense	285,845	2.7%	32,270	0.4%	253,575	785.8%
Restructuring charges	77,942	0.7%	—	0.0%	77,942

	4,366,883	41.4%	2,922,829	39.1%	1,444,054	49.4%

OPERATING INCOME (LOSS)	392,204	3.7%	553,748	7.4%	(161,544)	-29.2%
OTHER EXPENSE:
Other	—	0.0%	41,460	0.6%	(41,460)	-100.0%
Interest expense	1,098,642	10.4%	435,499	5.8%	663,143	152.3%
Accretion of warrant liability	54,800	0.5%	—	0.0%	54,800

TOTAL OTHER EXPENSES	1,153,442	10.9%	476,959	6.4%	676,483	141.8%

OPERATING LOSS	(761,238)	-7.2%	76,789	1.0%	(838,027)	-1091%
INCOME TAX BENEFIT (PROVISION)	256,913	2.4%	(37,243)	-0.5%	294,156	-790%

NET INCOME (LOSS )	(504,325)	-4.8%	39,546	0.5%	(543,871)	-1375%

Note: The historical information presented for the nine months ended September 30, 2005 represents the historical performance of QuaTech, which was treated as the acquirer in the Merger for accounting purposes only.

Net Sales. Net sales for the nine months ended September 30, 2006 of $10.6 million increased by $3.1 million or 41.2% compared to the same period in the prior year. Net sales related to the Company’s Device Connectivity products increased $1.1 million, or 15.8% over the nine months ended September 30, 2005. Net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $2.0 million, or 774% over the nine months ended September 30, 2005. There were no sales of the Airborne wireless products in the first seven months of 2005.

In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights. Prior to the sale, the data acquisition products generated $66,000 of net sales, or 1.0% of nets sales, for the six months ended June 30, 2006, and $285,000, or 2.7% of net sales, for fiscal year 2005.

Gross Profit. Gross profit increased by $1.3 million or 41.2% as a direct result of the increase in net sales. The reduction in gross profit as a percentage of net sales is due to the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the nine months ended September 30, 2006 of $1.7 million increased by $366,000 or 27.8% over the nine month period ended September 30, 2005. The increase is due to additional sales and marketing personnel and related costs to support the Airborne wireless product line, for which there were no similar associated costs in the first seven months of the prior fiscal year period.

Research and Development Expenses. Research and development expenses of $759,000 for the first nine months of fiscal year 2006 increased by $226,000 or 42.4% as compared to the first nine months of fiscal year 2005. The increase is due to increased personnel costs and consulting services to support the Airborne wireless product line.

General and Administrative Expenses. General and administrative expenses of $1.6 million for the first nine months of fiscal year 2006 increased by $521,000 or 49.9% as compared to the first nine months of fiscal year 2005. The increase was primarily caused by costs incurred to support the Southern California facility, including rent, utilities, telephone, and miscellaneous expense of $275,000; increased personnel costs of $88,000; non-cash compensation expense for stock options of $35,000; increased insurance premium costs, primarily D&O related, of $46,000; increased directors fees and expenses of $45,000, and increased professional services, including legal and accounting, of $110,000. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger, amortized over 5 years.

Restructuring Charge. The restructuring charge relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the previous fiscal year period.

Interest Expense. Interest expense incurred of $1.1 million for the nine months ended September 30, 2006 increased by $663,000 as compared to the same period in the previous fiscal year. The increase was due to higher debt balances as well as the following non-cash charges included in interest expense during the first nine months of 2006: accretion of success fees of $220,000, amortization of deferred financing costs of $81,000, and amortization of the discount for warrants of $313,000.

Fair Value Adjustment of Warrant Liability. For the nine months ended September 30, 2006, the company incurred a net charge to earnings of $55,000 related to the adjustment of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2006, based on the Company’s common stock share price $0.11, the Company calculated the fair value of the warrant to be $598,800.

Income Taxes. The Company recorded an income tax benefit of $257,000 or 33.7% of the pre-tax loss for the nine months ended September 30, 2006 as compared to a tax provision of $37,000 or 48.5% of the pre-tax income for the first nine months of 2005.

Liquidity and Capital Resources

The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $1.1 million in cash proceeds from financing arrangements made during the quarter ended March 31, 2006. Management believes that available resources can satisfy cash requirements through the end of the current fiscal year.

Net cash used in operating activities for the nine months ended September 30, 2006 was $1.4 million as compared to $95,000 used in the first nine months of 2005. The net loss incurred in the first nine months of 2006 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $904,000. The increase in cash usage from operating activities was due to increases in accounts receivable of $241,000, inventories of $204,000, prepaid and other assets of $29,000 and decreases in accounts payable of $697,000, accrued restructuring charges of $261,000, and other accrued expenses of $356,000.

Net cash provided by investing activities of $447,000 for the nine months ended September 30, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $118,000. This was partially offset by equipment purchases of $236,000.

In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights, for $118,000 in cash. The Company incurred no gain or loss on the transaction, as the assets were sold at net book value.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $1.0 million as compared to $516,000 provided during the first nine months of 2005. The increase in the current year was due to the funding of new loan agreements that provided cash proceeds of $2.7 million, offset by the principal reduction in the Subordinated Loan balance of $1.5 million. Additionally, the Company made net advances against the bank line of credit balance of $218,000 and incurred deferred financing charges of $185,000 during the nine months ended September 30, 2006.

The Company operates at leased premises in Hudson, Ohio and Garden Grove, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.

As of September 30, 2006, we were in compliance with the financial covenants, terms and conditions of our leases and debt instruments.

The Company has a deficit working capital position of $2.3 million at September 30, 2006, primarily due to the short-term maturity dates of the Subordinated Debt and Bank Term Debt, which are both due in August 2007. Management intends to address the Company’s need for additional working capital either through a capital raise or through new debt, or a combination of both. There can be no assurance that additional financing would be available if and when needed on terms favorable to the Company; any future sale of our equity securities could dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity for the near term.

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

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements and including the accrued severance charges incurred during the first quarter of 2006 is $392,000 in short-term obligations and $385,000 in long-term obligations at September 30, 2006.

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

In accordance with Statements of Financial Accounting Standard 86 – Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software costs related to the development of software packages to be sold along with a product when technological feasibility is reached. These costs are amortized over the estimated useful life of the software utilizing the straight-line method.

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

Item 3 – Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 6 – Exhibits

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

DPAC TECHNOLOGIES CORP. (Registrant)

November 13, 2006	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel, Chief Executive Officer

November 13, 2006	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.