Form 10KSB
period 2006-12-31
DPAC TECHNOLOGIES CORP
filed 2007-03-30
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-14843

DPAC TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

California	33-0033759
( State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO	44236
( Address of principal executive offices )	( Zip Code )

Registrant's telephone number, including area code: (800) 553-1170

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, without par value

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The issuer’s revenues for the year ended December 31, 2006 were $13,740,156

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant on February 23, 2007 base on a closing price of $0.13 for the Common Stock of the Company was $12,060,750.

The number of shares of registrant's Common Stock outstanding at February 23, 2007 was 92,774,997 shares.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

DPAC TECHNOLOGI ES CORP.

FORM 10-KSB

for the year ended December 31, 2006

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q or Form 10-QSB and Annual Reports on Form 10-K or Form 10-KSB.

HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS

All reports filed by DPAC Technologies with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1:	BUSINESS

DPAC Technologies Corp., a California corporation (“DPAC”) through its wholly owned subsidiary, QuaTech Inc., (“QuaTech”) designs, manufactures, and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). The Company sells to customers in both domestic and foreign markets.

Basis of Presentation

On April 28, 2005, DPAC entered into a merger agreement, as subsequently amended, with QuaTech for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both QuaTech and DPAC shareholders on

February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction is considered a “reverse merger” under which QuaTech is considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of QuaTech are reflected in the results of the combined company. Except where otherwise noted, the financial information contained herein represents the results of operations of QuaTech through the merger date, and combined QuaTech and DPAC after the merger date of February 28, 2006.

General Description of Business

QuaTech, is an industry leader in device networking and connectivity solutions. Through design, manufacturing and support, QuaTech maintains high standards of reliability and performance. Customers include OEM’s, value added resellers (VAR’s) and System Integrators, as well as end-users in many industries, including banking, retail/POS, access control, building automation and security, and energy management. QuaTech is a leading supplier of data connectivity products to financial institutions, serving five of the top ten U.S. banks.

DPAC was incorporated in California in September 1983, originally under the name Dense-Pac Microsystems, Inc., and changed its name to DPAC Technologies Corp. in August 2001.

QuaTech was incorporated in Ohio in 2000 as W.R. Acquisition, Inc. In July 2000, W.R. Acquisition acquired the assets and business of QuaTech’s predecessor, Qua Tech, Inc., an Ohio corporation, and the company changed its name to QuaTech, Inc. The Company has its worldwide headquarters in Hudson, OH.

At the time of the acquisition in July 2000, Qua Tech, Inc. developed and marketed a data acquisition product line as well as a device connectivity product line. The data acquisition product line consisted of analog-to-digital converters, digital I/O hardware, signal conditioning hardware, and related software. The analog to digital converters as well as the digital I/O products were available for a number of computer bus architectures including ISA, PCI, and PC Card. The device connectivity product line included a number of multi-port serial adapters supporting asynchronous and synchronous transmissions. The products were also available on multiple computer bus architectures including ISA, PCI and PC Card. In addition, Qua Tech, Inc. had just completed the release of the initial USB to Serial product line.

Subsequent to the acquisition, QuaTech evaluated the market opportunities in both the data acquisition and device connectivity markets and made the determination to focus product development, along with sales and marketing activities, on the device connectivity product lines. All product development activities related to the data acquisition products were suspended. Sales and marketing activities in support of the data acquisition products were restricted to support of a limited number of existing original equipment manufacturers and resellers.

QuaTech has continued to enhance the device connectivity product line through the development and release of additional products. These products have been developed as a reaction to both general market and specific customer demand. Significant new products released in this timeframe include a full line of universal PCI multi-port serial cards that support both 5V and 3.3V PCI slots, 8 and 16 port versions of the USB to Serial products, ruggedized multi-port, serial PC Card products, and multi-port serial Compact Flash products.

In 2001, QuaTech initiated the development of its serial device server product line that would allow devices with traditional serial ports to be connected to a Local Area Network (LAN) through a TCP/IP connection. This product line was released for commercial availability in late 2003. QuaTech has continued the development of this product line through the release of new product models, including products capable of connecting to the network through a wireless, 802.11b interface.

Products

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

Multi-port serial boards consists primarily of ISA bus and PCI bus products with 1, 2, 4, or 8 asynchronous serial ports as well as single port synchronous serial ports.

Mobile products consists primarily of PC Card and Compact Flash products with 1, 2, or 4 asynchronous serial ports, PC Cards with a single synchronous serial port and a PC Card with a single parallel port.

In March 2005, QuaTech announced the introduction of new four and eight port multiple electrical interface (MEI) products to the device server product line. These products were released for general availability in May 2005.

In March 2005, QuaTech announced the introduction of six new wireless products to the device server product line. These products were released for general availability in March 2005.

In June 2004, QuaTech announced its intention of developing a line of RFID reader products. A prototype was developed and demonstrated at the RFID World conference in April 2004. No further work has been done in the development of this product line since the development of the initial prototype. QuaTech is continuing to monitor this market prior to committing the resources necessary to complete the development of this product line.

AirborneTM wireless product line - the Airborne wireless product line was acquired with the merger of DPAC and QuaTech and was originally announced by DPAC in September 2003 to address needs in the industrial wireless marketplace with a product known as the Airborne™ Wireless LAN Node module. The wireless product utilizes the 802.11 standard communications protocol (also known as “WiFi”) and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe OEM customers as well as end-user customers have a need for an integrated local area network wireless connectivity solution. The wireless module includes a radio, base-band processor, an application processor and software for a “drop-in” web-enabled WiFi solution for connecting equipment, instrumentation and other devices to a local area network. An additional plug-and-play version of the product was developed and named AirborneDirect™. This product provides a web-enabled wireless connectivity solution for industrial equipment already in field use. Since, for the customer, there is no need to develop the software, or develop the radio frequency and communications expertise in-house, customers can realize reduced product development costs and a quick time-to-market. The AirborneDirect™ modules provide instant local area network and Internet connectivity, and connect through standard serial or Ethernet interfaces to a wide variety of applications.

The Airborne modules were designed to provide wireless local area network and Internet connectivity in transportation, logistics, point of sale devices, medical equipment, and other industrial products and applications. The product was designed to address the needs of small to medium volume applications where time to market, industrial temperature compatibility and ease of implementation are key factors in the decision to implement a wireless connectivity solution. Equipment with an Airborne™ module, either embedded or attached, can be monitored and controlled by a handheld device, by a personal computer in a central location or over the Internet. This eliminates cabling, allows the equipment to be portable and provides an effective mode of supplying the non-PC device to a local area network and the Internet. For example, the module can be a solution for communicating remote sensing and data collection activities through the Internet to a user’s PC or network database software.

Distribution, Marketing and Customers

QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers. Internationally, QuaTech sells and markets its products through over 50 distributors and resellers in more than 30 countries. QuaTech customers operate in a broad array of markets including retail point of sale, industrial automation, financial services and banking, telecommunications, transportation management, access control and security, gaming, data acquisition, and homeland security. All customers are supported from QuaTech’s headquarters in Hudson, OH or from sales and technical support personnel located in Garden Grove, CA.

International Sales

The Company had export sales that accounted for 17% and 24% of total net sales in 2006 and 2005 respectively. Export sales were primarily to Canada, Spain and Western European countries. Foreign sales are made in U.S dollars. Specific demand shifts by customers could result in significant changes in our export sales from year to year.

All of QuaTech’s assets are located in the United States. The Company does not own or operate any manufacturing operations or sales offices in foreign countries.

Operations

QuaTech procures all parts and certain services involved in the production of its products, and subcontracts a material portion of its product manufacturing to outside partners who specialize in such services. QuaTech believes that this approach is optimal as it reduces fixed costs, extends manufacturing capacity and increases production flexibility.

QuaTech’s products are manufactured using both standard and semi-custom components. Most of these components are available from multiple sources in the domestic electronics distribution market. There are, however, several components that are provided only by single-source providers.

The manufacturing for the wireless product is being done offshore. We are reliant on the offshore manufacturer to provide a quality product and meet our production requirements. We currently have a six to eight week lead-time on various products and schedule the manufacturing requirements based on our sales forecasts. Changes to the sales forecast could affect the inventory level of the wireless product. There is currently no second source for the production of the wireless module, but QuaTech does have the right to transfer production to another manufacturer if there are problems with the manufacturer. If QuaTech were required to change its primary offshore manufacturer, it would require significant time. This may lead to not having sufficient inventory to meet pending sales requirements. We believe that the offshore manufacturing is of sufficient size and resources to meet any production requirements that we may have, including any foreseeable increased volume needs for the wireless products.

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

Research and Development

Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for fiscal year 2007 will focus on developing new wireless and related products and expanding our product offerings.

QuaTech’s engineering, research and development expenses were $1,077,000 in 2006 and $834,000 in 2005. QuaTech does not rely upon patent protection to protect its competitive position. The nature of the market QuaTech competes in places a heavy emphasis on the ability of QuaTech to service and support the customer along with the reliability of the product’s design and manufacturing. Engineering activities consist of the design and development of new products and the redesign of existing products to keep current with changes in the industry and products offered by the Company’s competitors. The Company also designs and develops new products for specific customers and such activities are often conducted in partnership with our customers.

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

Service and Warranty

We offer warranties of various lengths, which differ by customer and product type and typically cover defects in materials and workmanship. We perform warranty and other maintenance services for our products in Ohio and at our contract manufacturer overseas.

Competitive Conditions

QuaTech competes in the device connectivity and device networking markets. Both of these markets are characterized by a broad number of competitors, both domestic and foreign, of varying size. QuaTech competes on the basis of providing reliable products, marketed at a mid-level price compared to other competitive offerings. QuaTech emphasizes customer service and support as a key differentiator. QuaTech’s ability to meet rapid delivery requirements is a key element of our ability to service the customer. This requires us to carry significant amounts of inventory to meet our customer’s forecasted needs.

As the markets for multi-port serial adapters in both the PC Card form factor and PCI form factor mature, QuaTech has placed emphasis on the development and marketing of products that address the growth markets of multi-port USB to serial adapters and device servers that connect devices to Ethernet Local Area Networks. QuaTech believes that these emerging product lines are significant to its future growth.

We have competition from other wireless products using 802.11 technology. There are also other companies that offer similar products with the same or other configurations and radio communication protocols, including cellular, Bluetooth and proprietary radio solutions that will compete with our Airborne wireless module. The primary competitors in providing embedded 802.11 wireless solutions to OEM customers are Lantronix Inc. and Digi International Inc. Other competitors may provide alternative radio protocols such as cellular or other proprietary technologies for sale to OEM’s. These competitors include Wavecom SA, Maxstream, and Skybility. Other companies such as Symbol Technologies Inc. and Cisco Systems Inc. make wireless solutions that are not primarily aimed at OEM customers, but may be used in those applications and have been in certain circumstances. Many of these companies in the wireless market have greater financial, manufacturing and marketing capabilities than we have.

Backlog

As of December 31, 2006 QuaTech had backlog orders which management believed to be firm commitments of approximately $800,000. All of these orders are expected to ship in calendar year 2007. Backlog as of any particular date is not necessarily indicative of QuaTech’s future sales trends.

Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to ship within the one year period, we cannot make any guarantee that such orders will not actually be shipped or that such orders will not be delayed or cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.

Personnel

As of December 31, 2006, QuaTech employed 45 full time employees, 40 of which are located at QuaTech’s facility in Hudson, Ohio, and 5 of which are located in Garden Grove, California. Of the 45 full-time employees, 6 were in general and administration, 14 were in sales, marketing and customer support, 10 were in engineering, research and development, and 15 were in operations and manufacturing. The Company occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and no employees are represented by a union.

ITEM 2:	PROPERTIES

QuaTech’s principal place of business is located at 5675 Hudson Industrial Parkway, Hudson, Ohio 44236 where the company leases approximately 17,100 square feet of combined office, warehousing and product assembly space. QuaTech has leased the space through April 2009.

Additionally, we have under a lease that expires April 30, 2007, approximately 27,000 square feet of office space and warehouse space in Garden Grove, California, of which approximately 10,000 is sublet to another tenant. The Company plans to relocate from the current facility to a smaller and less costly facility more suitable to our current requirements upon termination of the lease.

ITEM 3:	LEGAL PROCEEDINGS

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations or which for damages exceed 10% of the current assets of the Company. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Over The Counter Bulletin Board under the symbol “DPAC.OB” The following table sets forth the high and low closing sale prices on the Nasdaq SmallCap Market as reported by The Nasdaq Stock Market.

	High	Low
Fiscal Year ended December 31, 2005:
Quarter Ended
March 31, 2005	$0.83	$0.45
June 30, 2005	$0.45	$0.20
September 30, 2005	$0.21	$0.10
December 31, 2005	$0.12	$0.06

Fiscal Year ended December 31, 2006:
Quarter Ended
March 31, 2006	$0.16	$0.04
June 30, 2006	$0.20	$0.10
September 30, 2006	$0.15	$0.09
December 31, 2006	$0.12	$0.09

Holders

There were approximately 250 shareholders of record as of February 24, 2007. We believe there are approximately 6,500 beneficial shareholders of DPAC Common Stock held in street name.

Dividends

We do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.

Equity Compensation Plan Information

Our shareholders have approved all compensation plans under which DPAC’s Common Stock currently is reserved for issuance. The following table provides summary information as of December 31, 2006 for all equity compensation plans of DPAC.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	No. of Shares of Common Stock Remaining Available for future Issuance under the Equity Compensation Plans (excluding shares reflected in column 1)
Equity Compensation Plans Approved by Shareholders	8,444,102	$0.86	10,723,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	8,444,102	$0.86	10,723,000

ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post-delivery obligations other than warranty. Revenue is recognized from the sale of products at the point of passage of title, which is at the time of shipment to customers, including OEMs, distributors and other strategic end user customers. Revenue recognition is deferred in all instances when the earnings process is incomplete, such as sales to certain customers that may certain rights of return and price protection provisions. Estimated reserves are established by the company for potential future returns and price protection adjustments based on an analysis of authorized returns compared to received returns, current on hand inventory at certain customers, and sales to certain customers for the current period. QuaTech also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period.

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

Goodwill

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, we review the market prices for our Common Stock, as well as other factors. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss for our goodwill. Recording an impairment charge for goodwill could have a material adverse impact on our operating results for the period in which such charge was recorded. As of December 31, 2006, based on the Company’s most recent analysis, there was no impairment of goodwill.

Capitalized Software

In accordance with Statements of Financial Accounting Standard 86 - Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, QuaTech capitalizes computer software costs related to the development of a software packages to be sold along with a product when technological feasibility is reached. These costs are amortized over the estimated useful life of the software utilizing the straight-line method.

Deferred Taxes

Deferred taxes and liabilities are recorded based on FAS 109. QuaTech records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns. The Company estimates and provides an allowance for deferred tax assets based on estimated realization of the asset utilizing information related to historical taxable income and projected taxable income.

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $8,434,000 expires through 2026; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $2,714,861 for 2006. There was no net change in the valuation allowance for 2005. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

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

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact on its consolidated financial statements.

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

This overview of our business reflects DPAC’s acquisition of QuaTech which was completed by way of a reverse merger (the “Merger”) in which QuaTech became a wholly-owned subsidiary of DPAC. The Merger, as previously reported, was consummated on February 28, 2006.

Results of Operations

The following table summarized DPAC’s results of operations as a percentage of net sales for the two years ended December 31, 2006 and 2005.

	2006		2005		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$13,740,156	100.0%	$10,546,417	100.0%	$3,193,739	30.3%
Cost of Sales	7,705,454	56.1%	5,688,122	53.9%	2,017,332	35.5%
Gross profit	6,034,702	43.9%	4,858,295	46.1%	1,176,407	24.2%
Sales and marketing expenses	2,180,582	15.9%	1,999,686	19.0%	180,896	9.0%
Research and development	1,077,455	7.8%	833,548	7.9%	243,907	29.3%
General and administrative expenses	2,063,004	15.0%	1,530,072	14.5%	532,932	34.8%
Amortization of intangible assets	408,350	3.0%	—	0.0%	408,350
Restructuring charges	77,942	0.6%	—	0.0%	77,942
Operating income	227,369	1.7%	494,989	4.7%	(267,620)	-54.1%
Interest expense	1,473,192	10.7%	597,917	5.7%	875,275	146.4%
Miscellaneous expense	(300)	0.0%	50,440	0.5%	(50,440)	-100.0%
Loss before income taxes	(1,246,123)	-9.1%	(153,368)	-1.5%	(1,092,755)	712.5%
Income tax benefit	(243,966)	-1.8%	(39,143)	-0.4%	(204,823)	523.3%
Net loss	$(1,002,157)	-7.3%	$(114,225)	-1.1%	(887,932)	777.4%

Net Sales

Net sales for the year ended December 31, 2006 of $13,740,000 million increased by $3,194,000 or 30% compared to net sales for the year ended December 31, 2005. Net sales related to the Company’s Device Connectivity products increased $1,153,000 or 12%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $2,041,000, or 190% over the year ended December 31, 2005. The increase in net sales for the Device Networking products represents 12 months of sales for the Airborne product line in fiscal year 2006 as compared to 5 months in fiscal year 2005.

Gross Profit

Gross profit increased by $1,176,000 or 24% to $6,035,000 in fiscal year 2006 from $4,858,000 in 2005 due to the increase in net sales. Gross profit as a percentage of sales decreased to 44% in 2006 from 46% in 2005. The decrease in gross profit percentage is due a change in product mix as well as the following items incurred in fiscal year 2006: the Company provided additional reserves of approximately $110,000 for potential obsolete inventory arising primarily from the European Union Restriction of Hazardous Substances (“RoHS”) initiative; and increased levels of costs incurred for in-bound freight, supplies and outside services.

Sales and Marketing

Sales and marketing expenses increased by $181,000 or by 9% from $2,000,000 in fiscal year 2005 to $2,181,000 in fiscal year 2006. The increase is due to increased sales and marketing personnel and related costs to support the Airborne wireless product line, for which there were no similar associated costs in the first seven months of the prior fiscal year. These increased costs were partially off set by reduced personnel costs required to support the Company’s Device Connectivity product line.

Research and Development

Research and development expenses of $1,077,000 in fiscal year 2006 increased by $244,000 or 29% from $834,000 in fiscal year 2005. The increase is due to increased personnel costs and consulting services incurred to support the Airborne wireless product line, for which there were no similar associated costs in the first seven months of the prior fiscal year. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expense

General and administrative expenses of $2,063,000 in fiscal year 2006 increased by $533,000 or 35% from $1,530,000 in fiscal year 2005. The increase was primarily due to costs incurred to support the Southern California facility, including rent, utilities, telephone, and miscellaneous expense of $345,000; increased personnel costs of $69,000; non-cash compensation expense for stock options of $35,000; increased insurance premium costs, primarily D&O related, of $67,000; increased directors fees and expenses of $59,000, and increased professional services, including legal and accounting, of $107,000. These increased costs were partially off-set by a $110,000 reduction in royalty costs as a result of the termination at the time of merger of the license agreement for the wireless product line. As a result of the Merger, the Company acquired leased facilities in Southern California for which it will incur ongoing expenses.

Amortization Expense

Amortization expense of $408,000 in fiscal year 2006 is related to the amortization of purchased intangible assets acquired in the merger, amortized over 5 years. There was no similar expense in fiscal year 2005.

Restructuring Charges

The restructuring charge of $78,000 in fiscal year 2006 relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the previous fiscal year period.

Interest Expense

Interest expense incurred of $1,473,000 for the year ended December 31, 2006 increased by $875,000 as compared to $598,000 in fiscal year 2005. The increase was due to higher debt balances as well as the following non-cash charges included in interest expense during fiscal year 2006: accretion of success fees of $315,000, amortization of deferred financing costs of $118,000, and amortization of the discount for warrants of $404,000.

Income Taxes

The Company recorded an income tax benefit in fiscal year 2006 of $244,000 compared to a benefit of $39,000 for fiscal year 2005. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established.

LIQUIDITY AND CAPITAL RESOURCES

We ended fiscal year 2006 with a cash balance of $38,000 and a deficit in working capital of $2,851,000. This compares to a cash balance of $11,000 and a deficit in working capital of $1,082,000 at the end of fiscal year 2005. The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $855,000 in cash proceeds from financing arrangements made during fiscal year 2006 in connection with the reverse merger completed on February 28, 2006. In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights, for $118,000 in cash. The Company incurred no gain or loss on the transaction, as the assets were sold at net book value. The deficit working capital position at December 31, 2006 is primarily due to the $2,036,000 in Subordinated Debt and Bank Term Debt, which is due and payable in August 2007. Management believes that the amount of cash it anticipates the Company will generate from future operations will not be sufficient to satisfy the debt obligation at that time. Management intends to address the Company’s need for additional funds to satisfy the debt obligations either through an equity capital raise or through new debt, or a combination of both. The Company is currently engaged in exploring its options for raising this additional debt or equity financing for the refinancing of the subordinated and bank term debt. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company. Any future sale of our equity securities would likely dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs incurred, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity to support our operating activities for the near term, exclusive of the repayment of the aforementioned debt obligations.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon many factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the reduction of liabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See “Cautionary Statements.”

Net cash used in operating activities for the year ended December 31, 2006 was $1,241,000 as compared to $20,000 provided in fiscal year 2005. In addition to the net loss from operations, the primary uses of cash in fiscal year 2006 were the reductions in accounts payable of $751,000, accrued restructuring charges of $397,000 and other accrued liabilities of $251,000. These uses of cash were partially off-set by non-cash charges incurred in 2006 totaling $1,295,000, which included depreciation and amortization of $561,000 and the accretion of the warrant discount and accrual of success fees on debt of $719,000.

Net cash provided by investing activities in fiscal year 2006 of $413,000 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $119,000. This was partially offset by equipment purchases of $246,000. Net cash used in investing activities in fiscal year 2005 of $489,000 consisted primarily of acquisition costs incurred of $414,000 for the merger.

Net cash provided by financing activities for the year ended December 31, 2006 was $855,000 as compared to $479,000 provided during fiscal year 2005. Net cash provided in the current fiscal year was primarily provided by the funding of new loan agreements that generated net cash proceeds of $2,663,000, offset by the principal reduction in the Subordinated Loan balance of $1,500,000. Additionally, the Company received net advances from the bank line of credit balance of $186,000. These amounts of funds provided in 2006 were partially reduced by financing charges incurred of $185,000 and the payment of $202,000 in short-term notes.

The Company operates at leased premises in Hudson, Ohio and Garden Grove, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $150,000 in capital equipment during fiscal year 2007.

As of December 31, 2006, we were in compliance with the financial covenants, terms and conditions of our leases and debt instruments.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Capital Lease Obligations

We have various capital lease obligations in connection with equipment purchases. Our current outstanding capital lease obligations of $85,557 relate to manufacturing and test equipment and are included as part of short-term and long-term debt within our balance sheet.

Operating Lease Obligations

We have operating leases for our facilities with future minimum payments of $614,000 as of December 31, 2006.

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

Severance Agreement Commitments

The Company is party to severance agreements with former employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at December 31, 2006 is $340,000 in short-term obligations and $330,000 in long-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger.

Inflation

Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for either of the two years ended December 31, 2006.

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

Potential Future Insufficiency of Capital and Financial Resources

We require additional financing to meet our ongoing obligations through to the end of the fiscal year ending December 31, 2007. Despite intending to obtain financing when needed, it may be unavailable when needed. Once we obtain financing, the terms and conditions of the financing could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include additional costs and expenses, including higher interest rates and the acceleration of maturity dates on other debt financing. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.

Product Development and Technological Change

The wireless connectivity industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our wireless products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or greater capacity as our technology. As a result, wireless products may have a product life of not more than one to three years.

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

Management of Growth or Diversification

Successful expansion or diversification of the Company’s operations will depend on the ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

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

Variability of Gross Margin

Gross profit as a percentage of sales was 44% for the year ended December 31, 2006 as compared to 46% in the year ended December 31, 2005. Any change in the gross margins can typically be attributed to the mix of products and increases to our fixed cost structure. As we market our products the product mix may be different and result in changes in the gross margin.

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

Limited Experience in Business Combinations or Acquisitions

We may pursue a strategy of acquiring additional companies or businesses. We may pursue selective acquisitions to complement our internal growth. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

Our reliance on one contract manufacturer for the wireless product line exposes us to risks of excess inventory or inventory carrying costs.

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

Additional Capital Funding to Impair Value of Investment

We need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our present financial condition mandates that we obtain additional financing to retire existing debt, which becomes due and payable in August 2007. Our future capital requirements depend on many factors including our research, development, sales and marketing activities, acquisitions, and other costs. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, our shareholders would incur additional interest expenses that would reduce earnings and cash flow of the Company. Also, plans to borrow and repay the debt are subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow. If a company's debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.

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

DPAC’s future success depends, in part, upon ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and our results of operations could be materially and adversely affected.

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

Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. We have reserved a total of 6,923,749 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being "in-the-money," the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant's exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.

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

ITEM 7:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto commencing at page F-l.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A:	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

During our fourth fiscal quarter of the fiscal year ended December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within DPAC have been detected.

ITEM 8B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “Proxy Statement”) to be filed for the Annual Meeting of Shareholders, scheduled to be held in 2007, is incorporated herein by reference.

ITEM 10:	EXECUTIVE COMPENSATION

The information set forth in the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation” in our Proxy Statement is incorporated herein by reference.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section entitled "Ownership of Common Stock" in our Proxy Statement is incorporated herein by reference.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the section entitled “Election of Directors” in our Proxy Statement is incorporated herein by reference.

ITEM 13:	EXHIBITS The following documents are filed as part of this Form 10-K:

2.1	Agreement dated March 7, 2005 between the Registrant and QuaTech, Inc., which is incorporated by reference to the Registrant 's Form 8-K as filed March 8, 2005.

2.2	Agreement and Plan of Reorganization dated April 26, 2005 among the Registrant, DPAC Acquisition Sub, Inc. and QuaTech, Inc., is incorporated by reference to the to 2.4 to Form 8-K/ as filed by the Registrant on April 27, 2005.

3.1	Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

3.2	By-laws, as amended, which are incorporated by reference to Registrant's Current Report on Form 8-K, Date of Event July 11, 1988.

10.1	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997, incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.

10.2	Renewal of Garden Grove lease, incorporated by reference to the Registrant's Form 10-K filed June 1, 2004 for the year ended February 29, 2004.

10.3	1996 Stock Option Plan as incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.*

10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant's Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.6	Description of CEO Severance Agreement dated March 18, 2004, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed January 14, 2005.

10.7	Description of Supplemental Severance Policy, incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2005.*

10.8	Employment Agreement, between Steven D. Runkel and DPAC Technologies Corp., effective as of February 28, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.9	Subordinated Loan and Security Agreement, between WR Acquisition, Inc., as Borrower, and The HillStreet Fund, L.P., as Lender, as dated as of July 28, 2000 (the “HillStreet Loan Agreement”) incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.10	First Amendment to the HillStreet Loan Agreement, dated as of August 5, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.11	Second Amendment to the HillStreet Loan Agreement, dated as of January 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.12	Third Amendment to the HillStreet Loan Agreement, dated as of February 28, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.13	Credit Agreement, between WR Acquisition, Inc., as Borrower, and National City Bank, as Lender, dated as of July 28, 2000 (the “National City Credit Agreement”) incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.14	First Amendment to the National City Credit Agreement, dated as of March 25, 2002 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.15	Second Amendment to the National City Credit Agreement, dated as of September 4, 2002 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.16	Third Amendment to the National City Credit Agreement, dated as of November 25, 2003 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.17	Fourth Amendment to the National City Credit Agreement, dated as of July 21, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.18	Fifth Amendment to the National City Credit Agreement, dated as of February 28, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.19	Loan Agreement, between QuaTech, Inc., as Borrower, and the Director of Development of the State of Ohio, as Lender, dated as of January 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event February 28, 2006.

10.20	Description of Director Compensation adopted March 14, 2006, incorporated by reference to the Registrants Current Report on Form 8-K, Date of Events March 14, 2006.

14.1	Code of Business Conduct and Ethics, incorporated by reference to the Registrant's Annual Report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.

16.1	Letter from Bober, Markey, Fedorovich & Company, dated March 6, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event, February 28, 2006.

23.1	Consent of Hausser +Taylor, LLC, a Registered Independent Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page to this report).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued March 30, 2007 announcing the financial results for the fourth quarter and year ended December 31, 2006.

*	Management compensatory plan or arrangement

(c) Financial Statement Schedules Excluded from Annual Report: None

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section entitled “Fees Paid to the Independent Accountants” in our Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	DPAC TECHNOLOGIES CORP.

	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
Stephen J. Vukadinovich
Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned hereby constitutes and appoints Steven D. Runkel and Stephen J. Vukadinovich, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-KSB and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Creighton K. Early	March 30, 2007
Creighton K. Early
Chairman of the Board

/s/ Steven D. Runkel	March 30, 2007
Steven D. Runkel
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ William Roberts	March 30, 2007
William Roberts, Director

/s/ Samuel W. Tishler	March 30, 2007
Samuel W. Tishler, Director

/s/ Mark Chapman	March 30, 2007
Mark Chapman, Director

/s/ Dennis R. Leibel	March 30, 2007
Dennis R. Leibel, Director

/s/ Jim Bole	March 30, 2007
Jim Bole, Director

/s/ Stephen J. Vukadinovich	March 30, 2007
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

DPAC TECHNOLOGIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

DPAC TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

DPAC Technologies Corp.

Hudson, Ohio

We have audited the accompanying consolidated balance sheets of DPAC Technologies Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DPAC Technologies Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HAUSSER + TAYLOR LLC

Cleveland, Ohio

February 28, 2007

DPAC Technologies Corp.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,929	$11,164
Accounts receivable, net	1,421,286	1,330,154
Inventories	1,500,245	1,633,125
Deferred tax asset	—	75,049
Prepaid expenses and other current assets	42,401	43,678

Total current assets	3,001,861	3,093,170

PROPERTY, Net	413,098	281,818

FINANCING COSTS, Net	130,472	62,681
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	1,082,859
OTHER INTANGIBLE ASSETS, Net	2,041,744	50,024
MERGER COSTS	—	417,498
OTHER ASSETS	80,840	—

TOTAL	$12,073,518	$7,571,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,361,000	$1,175,000
Current portion of long-term debt	2,036,203	1,125,000
Current portion of capital lease obligations	60,915	—
Accounts payable	1,487,916	1,283,604
Accrued restructuring costs — current	392,081	—
Other accrued liabilities	514,300	591,270

Total current liabilities	5,852,415	4,174,874

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	330,325	—
Deferred tax liability	—	323,663
Ohio Development loan, less current portion	2,199,645	—
Subordinated term loan, net of unamortized discount, less current portion	—	1,773,213
Liability for warrants	544,300	—
Capital lease obligations, less current portion	24,642	—

Total long-term liabilities	3,098,912	2,096,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, redeemable 9% series A preferred, $.00001 par value	—	1,300,000
Common stock, no par value — 120,000,000 shares authorized; 92,774,997 and 13,876,485 shares issued in 2006 and 2005, respectively	4,992,515	500,000
Additional paid-in capital	—	450,000
Accumulated deficit	(1,870,324)	(848,667)

	3,122,191	1,401,333
Less: Treasury shares at cost	—	(102,033)

Total stockholders’ equity	3,122,191	1,299,300

TOTAL	$12,073,518	$7,571,050

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUE	$13,740,156	$10,546,417

COST OF GOODS SOLD	7,705,454	5,688,122

GROSS PROFIT	6,034,702	4,858,295

OPERATING EXPENSES
Sales and marketing	2,180,582	1,999,686
Research and development	1,077,455	833,548
General and administrative	2,063,004	1,530,072
Amortization of intangible assets	408,350	—
Restructuring charges	77,942	—

Total operating expenses	5,807,333	4,363,306

INCOME FROM OPERATIONS	227,369	494,989

OTHER EXPENSES:
Interest expense	1,473,192	597,917
Fair value adjustment for warrant liability	300	—
Miscellaneous expense	—	50,440

TOTAL OTHER EXPENSES	1,473,492	648,357

LOSS BEFORE INCOME TAXES	(1,246,123)	(153,368)

INCOME TAX BENEFIT	(243,966)	(39,143)

NET LOSS	$(1,002,157)	$(114,225)

NET LOSS PER SHARE:
Basic and diluted	($0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,315,000	42,016,000

Diluted	84,315,000	42,016,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Total
BALANCE AT DECEMBER 31, 2004 (1)	29,843,285	$1,300,000	13,876,485	$500,000	$450,000	$(617,442)	1,699,368	$(102,033)	$1,530,525
NET LOSS	—	—	—	—	—	(114,225)	—	—	(114,225)
DIVIDENDS	—	—	—	—	—	(117,000)	—	—	(117,000)

BALANCE AT DECEMBER 31, 2005 (1)	29,843,285	1,300,000	13,876,485	500,000	450,000	(848,667)	1,699,368	(102,033)	1,299,300
EXERCISE OF WARRANTS AND STOCK OPTIONS	—	—	19,881,927	2,372	—	—	—	—	2,372
CONVERSION OF PREFERRED TO COMMON SHARES	(29,843,285)	(1,300,000)	29,843,285	1,300,000	—	—	—	—	—
CANCEL TREASURY SHARES AND CLOSE APIC TO COMMON STOCK	—	—	(1,699,368)	347,967	(450,000)	—	(1,699,368)	102,033	—
ISSUANCE OF COMMON STOCK FOR ACQUISITION	—	—	30,872,668	2,807,085	—	—	—	—	2,807,085
COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	35,091	—	—	—	—	35,091
NET LOSS	—	—	—	—	—	(1,002,157)	—	—	(1,002,157)
DIVIDENDS	—	—	—	—	—	(19,500)	—	—	(19,500)

BALANCE AT DECEMBER 31, 2006	—	$—	92,774,997	$4,992,515	$—	$(1,870,324)	$—	$—	$3,122,191

(1)	The number of Quatech shares outstanding at December 31, 2004 and December 31, 2005 have been multiplied by the merger exchange ratio of 45.913.

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002,157)	$(114,225)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	561,412	132,210
Provision for bad debts	(196)	2,973
Provision for obsolete inventory	110,120	603
Accretion of discount and success fees on debt	718,987	64,285
Amortization of deferred financing costs	117,518	32,000
Accretion of liability for warrants	300	—
Deferred income taxes	(248,614)	(51,421)
Non-cash compensation expense	35,091	—

Changes in operating assets and liabilities:
Accounts receivable	(55,118)	(54,505)
Inventories	(95,774)	(581,235)
Prepaid expenses and other assets	14,780	16,002
Refundable income taxes	—	75,747
Accounts payable	(751,161)	407,240
Accrued restructuring costs	(396,571)	—
Other accrued liabilities	(249,898)	90,552

Net cash (used in) provided by operating activities	(1,241,281)	20,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(245,729)	(24,739)
Acquisition, net of cash acquired	565,109	—
Proceeds from the sale of assets	118,534	—
Acquisition costs incurred	(25,000)	(413,934)
Other	(70)	(50,024)

Net cash provided by (used in) investing activities:	412,844	(488,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	186,000	849,530
Decrease in bank overdraft	—	(190,540)
Net repayments under short term notes	(202,498)	—
Proceeds from bank term loan	600,000	—
Principal repayments on bank term loan	(203,964)	—
Proceeds from Ohio Development loan	2,266,612	—
Principal repayment on Subordinated term loan	(1,500,000)	—
Financing costs incurred	(185,309)	(62,681)
Principal payments on capital lease obligations	(88,511)	—
Proceeds from issuance of common stock	2,372	—
Dividends paid	(19,500)	(117,000)

Net cash provided by financing activities	855,202	479,309

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,765	10,838

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	11,164	326

CASH and CASH EQUIVALENTS, END OF PERIOD	$37,929	$11,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$603,004	$597,917

Income taxes paid	$1,610	$12,278

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$33,150	$—

Accrued dividends	$—	$87,750

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DPAC Technologies Corp., (“DPAC”) through its wholly owned subsidiary, QuaTech Inc., (“QuaTech”) designs, manufactures, and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). QuaTech designs and manufactures communication and data acquisition products for personal computer based systems. The Company sells to customers in both domestic and foreign markets.

Basis of Presentation

On April 28, 2005, DPAC entered into a merger agreement, as amended, with QuaTech for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both QuaTech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction is considered a “reverse merger” under which QuaTech is considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of QuaTech are reflected in the results of the combined company (the “Company”). The results of operations are those of QuaTech through the merger date, and combined QuaTech and DPAC after the merger date of February 28, 2006. All intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some historical amounts have been reclassified to be consistent with the current financial presentation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

The Company calculates its reserve for excess and obsolete inventory based on the best estimate available as to the value of the items, and capitalizes labor and overhead to inventory based on estimates of applicable expenses. Additionally, the Company calculated its warranty reserve on the best available measure of claims. Because of the inherent uncertainties in estimating the above, it is at least reasonably possible that the estimates used could change within the near term.

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Accounts greater than 90 days past due are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amounts billed.

Management estimates an allowance for doubtful accounts, which was $26,888 and $6,736 as of December 31, 2006 and 2005, respectively. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Bad debt expense of $0 and $4,500 was recognized for the years ended December 31, 2006 and 2005, respectively as a result of the estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2006 and 2005 totaled $196 and $1,527, respectively.

Inventories

Inventories, consisting principally of raw materials, sub-assemblies and finished goods, are stated at the lower of average cost or market. The Company regularly monitors inventories for excess or obsolete items and records a provision to write-down excess or obsolete items as required.

Property

Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 11 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $118,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively.

Capitalized Software

In accordance with Statement of Financial Accounting Standards (“SFAS”) 86 – Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized computer software costs related to the development of software packages to be sold along with a product when technological feasibility was reached. Total capitalized software was approximately $125,000 at December 31, 2006 and 2005. These costs are being amortized over the estimated useful life of the software utilizing the straight-line method and are reviewed annually for possible impairment.

Amortization expense for these software costs was approximately $25,000 for each of the years ended December 31, 2006 and 2005, and is included in depreciation expense. Accumulated amortization for these software costs was approximately $100,000 and $75,000 at December 31, 2006 and 2005, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the assets carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operations.

Goodwill and Intangible Assets

The Company follows SFAS 142 — Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually.

Intangible assets with indefinite lives at December 31, 2006 are comprised of goodwill of $3,822,503, of which $2,739,644 was acquired in the DPAC — QuaTech merger on February 28, 2006, and the QuaTech trade name and customer list of $2,583,000.

The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the Company and the fair value of all other assets and liabilities. At December 31, 2006 and 2005, there was no impairment of goodwill based on the Company’s most recent analysis.

Amortizable Intangible Assets

Other net intangible assets at December 31, 2006 of $2,041,744 consists primarily of developed technology and customer related intangibles acquired in the DPAC — QuaTech merger on February 28, 2006. The fair value was determined to be $2,450,094 at the acquisition date and is being amortized over its estimated life of 5 years, with accumulated amortization of $408,350 at December 31, 2006. Amortization expense is expected to be approximately $490,000 annually until the intangible assets are fully amortized.

Revenue Recognition

Revenues from product sales are recognized upon shipment and transfer of title in accordance with the shipping terms specified in the arrangement with the customer, and collectibility is reasonably assured. Revenue recognition is deferred in all instances where the earnings process is incomplete. A reserve for defective products is recorded for customers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

The Company also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period.

Advertising Costs

The cost of advertising is charged to expense as incurred. Advertising expense for the years ended December 31, 2006 and 2005 totaled approximately $402,000 and $379,000, respectively.

Shipping and Handling Costs

The costs of shipping and handling billed to customers in sale transactions are recorded as revenue. Costs incurred for shipping and handling to customers are reported in operating expenses. Total shipping and handling costs incurred to ship goods to customers were approximately $120,000 and $251,000 for the years ended December 31, 2006 and 2005, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, which are derived primarily from distributors, original equipment manufacturers, and end customers.

The Company maintains its cash balances primarily in two financial institutions. The Federal Deposit Insurance Corporation insures balances up to $100,000 at each institution. The Company had no uninsured cash balances at December 31, 2006 or 2005.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

Prior to January 1, 2006, the Company accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly no stock based compensation expense was recognized for the year ended December 31, 2005 as all options were granted with an exercise price equal to the market price at the date of grant.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected to use the transition method.

During the year ended December 31, 2006 the Company recognized compensation expense for stock options of $35,091. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

2006
Expected life	4 years
Volatility	95.3%
Interest rate	4.2%
Dividends	None

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006:

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the year ended December 31, 2005, as stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.

2005
Net loss:
As reported	$(114,225)
Add: Stock-based compensation expense included in reported net income	—
Deduct: Total stock-based compensation determined under fair value based method for all awards	(550)

Pro forma net loss	$(114,775)

Net income per share as reported:
Basic and diluted	$0.00
Pro forma net income per share:
Basic and diluted	$0.00

The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

2005
Expected life	10 years
Volatility	beta 1
Interest rate	4.47%
Dividends	None

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31 2006, the Company recorded a full valuation allowance associated with its net deferred tax assets.

Net Income (Loss) per Share

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2006	2005 (2)
Shares used in computing basic net income (loss) per share	84,315,000	42,016,000
Dilutive effect of stock options and warrants (1)	—	—

Shares used in computing diluted net income (loss) per share	84,315,000	42,016,000

(1)	Potential common shares of 4,757,000 and 23,323,000 have been excluded from diluted weighted average common shares for the years ended December 31, 2006 and 2005, respectively, as the effect would be anti-dilutive.
(2)	For comparative purposes, the average outstanding number of QuaTech shares for the year ended December 31, 2005 have been multiplied by the merger exchange ratio of 45.9127.

The number of shares of common stock, no par value, outstanding at December 31, 2006 was 92,774,997.

Fair Value of Financial Instruments

The fair values of cash and equivalents, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of the financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” rates available at balance sheet dates to the Company are used to estimate the fair value of existing obligations.

Comprehensive Income

The Company had no items of other comprehensive income for fiscal years 2006 and 2005.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income

Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact on its consolidated financial statements.

NOTE 2 – LIQUIDITY

We ended fiscal year 2006 with a cash balance of $38,000 and a deficit in working capital of $2,851,000. This compares to a cash balance of $11,000 and a deficit in working capital of $1,082,000 at the end of fiscal year 2005. The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $855,000 in cash proceeds from financing arrangements made during fiscal year 2006 in connection with the reverse merger completed on February 28, 2006. In April 2006, the Company sold substantially all the assets of its data acquisition product line, consisting primarily of inventories and intellectual property rights, for $118,000 in cash. The Company incurred no gain or loss on the transaction, as the assets were sold at net book value. The deficit working capital position at December 31, 2006 is primarily due to the $2,036,000 in Subordinated Debt and Bank Term Debt, which is due and payable in August 2007. Although management believes that the amount of cash it anticipates the Company will generate from future operations will not be sufficient to satisfy the debt obligation at that time, management intends to address the Company’s need for additional funds to satisfy the debt obligations either through an equity capital raise or through new debt, or a combination of both. The Company is currently engaged in exploring its options for raising this additional debt or equity financing for the refinancing of the subordinated and bank term debt. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company.

NOTE 3 – MERGER

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

Merger Purchase Price

The consolidated financial statements reflect the merger of QuaTech with DPAC as a reverse merger wherein QuaTech is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, DPAC’s 29.0 million outstanding share of common stock and its stock options and warrants were valued using the average closing price on the OTC Bulletin Board of $0.09 per share for the two days prior to through the two days subsequent to the merger and financing amendment announcement date of October 20, 2005. The fair values of the DPAC outstanding options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $0.09, which is the value ascribed to the DPAC shares in determining the purchase price; volatility of 82.3% to 101.1%; risk-free interest rate of 2.3% to 4.0%; and an expected life of 0.25 years to 8.0 years.

The Company incurred approximately $787,000 of direct costs associated with the merger, of which $417,000 had been incurred as of December 31, 2005. In accordance with SFAS 141 – Business Combinations, the direct costs associated with a business combination were capitalized as of December 31, 2005, and upon the completion of the merger, such costs were included in the purchase price.

The purchase price is summarized as follows:

Fair value of DPAC outstanding common stock	$2,609,248
Fair value of DPAC outstanding stock options	183,863
Fair value of DPAC outstanding warrants	13,974
Estimated merger costs	787,144

Total purchase price	$3,594,229

Merger Purchase Price Allocation:

The purchase price allocation is as follows:

Tangible assets acquired, including $1.0 million in cash	$1,135,609
Amortizable intangible assets acquired	2,400,000
Estimated fair value of goodwill	2,739,644
Liabilities assumed	(2,681,024)

$3,594,229

The fair value of the amortizable intangible assets was determined by using the $2.4 million valuation as established in the License Agreement as amended on October 20, 2005. The lives of the intangible assets are estimated to be 5 years, which is the period over which the intangibles will be amortized. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $2,739,644, which was recorded as goodwill.

The unaudited pro forma combined statement of operations for the year ended December 31, 2006 and 2005 is presented as if the DPAC – QuaTech merger had occurred on January 1, 2005.

($ thousand except earnings per share)	QuaTech	DPAC	Pro Forma Adjustments		Pro Forma
2006
Sales	$13,740	$17	$(17	)(a)	$13,740
Net loss from continuing operations	(1,002)	(298)	(99	)(b)	(1,399)
Loss per common share	$(0.01)				$(0.02)

2005
Sales	$10,546	$1,738	$(621	)(a)	$11,663
Net loss from continuing operations	(114)	(8,551)	(1,240	)(b)	(9,905)
Loss per common share	$0.00				$(0.11)

Pro Forma Adjustments to the Combined Statement of Operations:

(a)	To eliminate intercompany sales.
(b)	In aggregate to eliminate gross profit on intercompany sales, amortization of acquired intangibles, and adjust interest expense on new debt structure.

NOTE 4 – INVENTORIES

At December 31, 2006 and 2005, inventory is comprised of the following:

	2006	2005
Raw materials and sub-assemblies	$1,091,566	$854,182
Finished goods	658,179	859,408
Less: reserve for excess and obsolete inventory	(249,500)	(80,465)

	$1,500,245	$1,633,125

NOTE 5 – PROPERTY

Property consists of the following:

	December 31,
	2006	2005
Leasehold improvements	$103,714	$103,714
Machinery and equipment	401,878	214,573
Computer software and equipment	589,273	446,766
Office furniture and equipment	79,602	79,602

	1,174,467	844,655
Less: accumulated depreciation	(761,369)	(562,837)

Net property	$413,098	$281,818

Depreciation expense totaled approximately $153,000 and $132,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 – INCOME TAXES

The income tax benefit consists of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Current:
Federal	—	—
State	4,648	12,278

Total current	4,648	12,278

Deferred:
Federal	(2,651,530)	(46,008)
State	(311,945)	(5,413)

Total deferred	(2,963,475)	(51,421)

Change in valuation allowance	2,714,861	—

Deferred income tax benefit—net	(248,614)	(51,421)

Total income tax benefit	(243,966)	(39,143)

At December 31, 2006 and 2005, net deferred tax balances consisted of the following:

	2006	2005
Deferred tax assets
Accounts receivable	$9,989	$2,560
Accrued expenses	103,416	37,983
Inventory	35,855	34,506
Intangibles	369,093	297,311
Net operating loss carryforward	3,205,749	339,818

	3,724,102	712,178
Valuation allowance	(2,927,135)	(212,274)

Deferred tax assets, net	796,967	499,904

Deferred tax liabilities
Property, plant and equipment	(12,540)	(34,635)
Intangibles	(784,427)	(713,883)

Deferred tax liabilities, net	(796,967)	(748,518)

Deferred taxes, net	$—	$(248,614)

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $8,434,000 expires through 2026; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $2,714,861 for 2006. There was no net change in the valuation allowance for 2005. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.

The 2006 and 2005 valuation allowances were calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS No. 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.

A reconciliation of the Company’s effective tax rate compared to the federal statutory rate is as follows:

	2006	2005
Federal statutory rate	(34)%	(34)%
State taxes	—	2%
Valuation allowance	16%	—
Other	(2)%	6%

	(20)%	(26)%

NOTE 7 – DEBT

At December 31, 2006 and 2005, outstanding debt is comprised of the following:

	2006	2005
Revolving credit facility	$1,361,000	$1,175,000

Bank term debt	$396,036	$—
Less: current portion	(396,036)	—

Net long-term portion	$—	$—

Ohio Development Loan	$2,303,812	$—
Less: current portion	(104,167)	—

Net long-term portion	$2,199,645	$—

Subordinated debt	$1,500,000	$3,000,000
Accretion of success fee	277,780	—
Less: Unamortized discount for stock warrants	(241,780)	(101,787)

	1,536,000	2,898,213
Less: current portion	(1,536,000)	(1,125,000)

Net long-term portion	$—	$1,773,213

Total Current Portion of Long-term Debt	$2,036,203	$1,125,000

Total Net Long-term Debt	$2,199,645	$1,773,213

Liability for warrants	$544,300	$—

On February 28, 2006, QuaTech entered into a Fifth Amendment to the Credit Agreement with National City Bank. Pursuant to the Agreement, QuaTech borrowed $600,000 as a term loan and has access to a revolving line of credit of up to $2,000,000. The term loan is payable in 18 consecutive monthly installments of principal beginning on March 5, 2006 in the amount of $16,667 for the first 17 installments and the unpaid balance payable as the 18th installment in August 2007. The revolving line of credit allows QuaTech to borrow and repay based upon working capital needs. The amount of funding available to the Company at any give time is dependent upon a borrowing base calculation based on eligible accounts receivable and inventory. At December 31, 2006, the availability on the line of credit was $529,000. The interest rate on the term loan is the prime rate plus 2% and is payable monthly. Interest accrues on the line of credit at prime plus 1% and is payable quarterly. The Bank’s prime rate was 8.25% and 7.25% at December 31, 2006 and 2005, respectively. The average debt balance on the line of credit was $1,312,000 in 2006 and the weighted average interest rate was 9.0% for 2006, with the interest rate ranging from 8.25% to 9.25%. The Bank is secured by all of the assets of the Company. The Company’s CEO and a director have personally guaranteed the indebtedness to the Bank under the term loan. The Credit Agreement contains several covenants regarding financial ratios, capital expenditures, and others. The Company was in compliance with the covenants at December 31, 2006.

On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech may borrow up to $2,500,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 8.0% per year. Payments of interest only are due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of National City Bank. The participation fee is being accrued as additional interest each month over the term of the loan.

On February 28, 2006, the Company entered into a certain Joinder Agreement and Third Amendment to the Subordinated Loan and Security Agreement (“Subordinated Loan Agreement), with detachable warrants, to borrow $1,500,000, which is to be repaid with interest at the rate of 15% per year on or before August 31, 2007. The debt may be prepaid at any time without penalty. Upon payment of the subordinated debt, the Company must also pay a success fee of $500,000. The subordinated debt is secured by all the assets of the Company which security interest is subordinated to the interest of National City Bank and is pari passu to the security interest of the State of Ohio. The success fee is being amortized as additional interest expense each month over the term of the loan and accrues to face value at the maturity of the note. Concurrent with this transaction, the Company made a $1,500,000 principal reduction payment against the previously existing $3,000,000 Subordinated Term Loan dated July 27, 2000.

The warrants provide the holder the rights to purchase 5,443,457 shares of Company common stock at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transactions involving the Company, the warrant holder has the right to put the warrant or any Company common stock issued in exercise of the warrant to the Company at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITA for the trailing 12 month period; and (iii) an appraised value.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000 at February 28, 2006, as a separate liability and discounted the face amount of the subordinated note accordingly. The discount is amortized as additional interest expense and accretes the note to face value at maturity. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. At December 31, 2006, based on the Company’s common stock share price $0.10, the Company calculated the fair value of the warrants to be $544,300. Accordingly, the Company adjusted the liability for the warrants from the previous balance of $598,800 at September 30, 2006 to $544,300 and recorded a non-cash gain of $54,500 as a reduction to interest expense for the quarter ended December 31, 2006. For the year ended December 31, 2006, the Company recorded a net charge of $300 to adjust the fair value of the warrants from the issuance date of the warrants of February 28, 2006.

Total amounts of the combined existing debt expected to become due in future years is $2,036,000 in 2007, $125,000 in 2008, $125,000 in 2009, $125,000 in 2010, and $1,825,000 in 2011.

Interest expense incurred of $1,473,000 for the year ended December 31, 2006 included the following non-cash charges: accretion of success fees of $315,000, amortization of deferred financing costs of $118,000, and amortization of the discount for warrants of $404,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and operation facilities in Hudson, Ohio and Garden Grove, California under operating lease arrangements that expire on March 31, 2009 and April 30, 2007, respectively. The facility leases require additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under both operating and capital leases. The following table summarizes the future minimum payments under the Company’s operating and capital leases at December 31, 2006:

Fiscal Year Ending	Capital	Operating
2007	$65,160	$348,103
2008	8,690	200,078
2009	8,690	64,380
2010	8,690	1,120
2011 and beyond	3,620	0

Total minimum lease payments	94,850	$613,681

Less amounts representing interest	(9,293)

Present value of minimum lease payments	85,557
Less current portion	(60,915)

Long-term portion	$24,642

Rent expense under leases was approximately $412,000 and $197,000 for the years ended December 31, 2006 and 2005, respectively.

Distribution Agreement

The Company has entered into a Distribution Agreement with a related entity (the Distributor). This Agreement requires the Company to sell to the Distributor at fifty percent of the Company’s list price. This Agreement applies to the Distributor’s sales in mainland China, Hong Kong, and Taiwan only. The Agreement expires in July 2010. Sales to the Distributor were approximately $199,000 and $115,000 for the years ended December 31, 2006 and 2005, respectively.

Unconditional Purchase Obligation

The Company has a purchase agreement with a third party vendor that renews annually whereby the Company is committed to purchases of specific inventory parts over the next year at the most recent prices quoted by the third party. There are no required minimum quantities under these arrangements.

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

NOTE 9 – RESTRUCTURING COSTS

As a result of the merger, QuaTech assumed accrued restructuring costs of approximately $1,119,000, which consist primarily of accrued severance costs for prior employees of DPAC. Additionally, during 2006, the Company incurred approximately $78,000 in restructuring costs, which consist of severance costs for the termination of an employee of QuaTech. The accrued restructuring costs are payable through April 2009.

A summary of the activity that affected the Company’s accrued restructuring costs for the year ended December 31, 2006 is as follows:

Balance – December 31, 2005	$—
Amounts assumed in merger	1,118,977
Amounts expensed	77,942
Amounts paid	(474,513)

Balance – December 31, 2006	$722,406

NOTE 10 – STOCK OPTION PLANS

Under the terms of the Company’s 1996 Stock Option Plan, as amended on February 23, 2006 (the “Plan”), options to purchase 15,000,000 shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. The plan calls for an increase to the total number of options in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011.

Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At December 31, 2006, 10,723,000 shares were available for future grants under the Plan.

A summary of activity for the stock option plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding — December 31, 2004 (1)	3,599,100	$0.04

Granted (weighted-average fair value of $0.05)	45,913	$0.05
Exercised	—
Canceled	(101,880)	$0.04

Outstanding — December 31, 2005 (1)	3,543,133	$1.65

Granted (weighted-average fair value of $0.07)	300,000	$0.10
Issued in exchange for DPAC options	5,518,545	$1.54
Exercised	(102,064)	$0.02
Canceled	(815,512)	$1.77

Outstanding — December 31, 2006	8,444,102	$0.86

(1)	For comparative purposes, the number of historical QuaTech options for the year ended December 31, 2005 and 2004 have been multiplied by the merger exchange ratio of 45.9127 and corresponding weighted average exercise prices have been divided by the same ratio.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.02 - $0.49	5,521,652	6.8	$0.11	5,521,652	$0.11
$0.50 - $1.49	1,524,750	5.6	$1.04	1,524,750	$1.04
$1.50 - $2.49	756,200	4.0	$1.79	756,200	$1.79
$2.50 - $7.56	641,500	3.3	$5.85	641,500	$5.85

	8,444,102	6.1	$0.86	8,444,102	$0.86

NOTE 11 – CONCENTRATION OF CUSTOMERS

Sales to one customer accounted for 17% and 9.7% of total net sales in 2006 and 2005, respectively. The accounts receivable balance for this customer was negligible at both December 31, 2006 and 2005. Sales to another customer accounted for 12% and 11% of total net sales in 2006 and 2005, respectively. The accounts receivable balance for this customer was 12% and 8% of net accounts receivable at December 31, 2006 and 2005, respectively.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer reviews financial information and makes operational decisions based upon the Company taken as a whole. Therefore, the Company reports as a single segment.

The Company had export sales that accounted for 17% and 24% of total net sales in 2006 and 2005 respectively. Export sales were primarily to Canada, Spain and Western European countries. Foreign sales are made in U.S dollars. All long-lived assets are located in the United States.

NOTE 13 – RELATED PARTY TRANSACTIONS

Shipping and Handling

During 2004, the Company began using the services of a related party for shipping and handling services. Total expenditures under this arrangement were approximately $145,000 and $124,000 for the years ended December 31, 2006 and 2005, respectively. Such amounts represent approximately 50% of shipping and handling costs incurred by the Company during 2006 and 2005. At December 31, 2006 and 2005, amounts due under this arrangement totaled approximately $9,000 at the end of each period.

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. The Company matches 25% of employee deferral contributions up to 6% of eligible wages, as defined. The Company contributed matching contributions of approximately $28,000 and $25,000 in the years ended December 31, 2006 and 2005, respectively.