Form 10KSB/A
period 2006-12-31
DPAC TECHNOLOGIES CORP
filed 2007-04-30
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number: 0-14843

DPAC TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

California	33-0033759
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO	44236
(Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (800) 553-1170

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, without par value

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO   ☒

The issuer’s revenues for the year ended December 31, 2006 were $13,740,156

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on February 23, 2007 base on a closing price of $0.13 for the Common Stock of the Company was $12,060,750.

The number of shares of registrant’s Common Stock outstanding at April 13, 2007 was 92,843,867 shares.

Transitional Small Business Disclosure Format    YES  ☐    NO   ☒

DPAC TECHNOLOGIES CORP.

FORM 10-KSB/A

Amendment No. 1

for the year ended December 31, 2006

I N D E X

Explanatory Note

This Form 10-KSB/A amends Part III of the Registrant’s Form 10-KSB filed on March 30, 2007.

This Amendment to the registrant’s Annual Report on Form 10-KSB amends the original Annual Report on Form 10-KSB of DPAC Technologies Corp. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2007 (the “Original Report”), to add certain information required by the following items of Form 10-KSB:

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

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

PART III

ITEM 9:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information regarding our directors as of March 30, 2007:

Name	Since	Age	Positions
Creighton K. Early	2003	54	Chairman of the Board of Directors
Steven D. Runkel	2006	45	President, Chief Executive Officer, and Director
Samuel W. Tishler	2000	69	Director
Dennis R Leibel	2006	62	Director
William Roberts	2006	52	Director
Mark Chapman	2006	45	Director
James Bole	2006	44	Director

Position with Company (in addition to Director) and Principal Occupations during the Past Five Years

Creighton K. (“Kim”) Early is our Chairman of the Board of Directors. Mr. Early served as the Chief Executive Officer of DPAC from May 1, 2004 until February 28, 2006. From December 18, 2003 to April 30, 2004, he was our interim-CEO. From April 2003 until May 2004, he was a Consulting Principal in the Environmental Financial Consulting Group. From 1988 through 2002, Mr. Early served in several management positions while employed by Earth Tech, Inc., an engineering consulting and asset management company. These positions included Chief Financial Officer from June 1988 through October 1999 and as President of the company’s Global Water Management Division from November 1999 through December 2002. Prior to joining Earth Tech, Mr. Early held senior level finance positions at electronics manufacturers’: Informer, Inc., Schiff Photo Mechanics and Hi-Tek Corporation. Mr. Early has a BS from Ohio State University and an MBA from the University of Michigan.

Steven D. Runkel is our Chief Executive Officer (CEO) and President, and has served in that role since February, 2006. From July, 2000 until February, 2006 he was Quatech, Inc.’s CEO and President. Quatech, Inc. and DPAC merged in February of 2006. From May of 1999 until July 2000, he was a Sr. Practice Director for Oracle Corporation with a focus on Customer Relationship Management (CRM) system implementations. From April, 1995 to April, 1999 he served in a number of executive management positions for Innovative Systems Inc., a CRM software and services company. These positions included President and Chief Operating Officer from June, 1997 to April 1999. Prior to joining Innovative Systems, Mr. Runkel held leadership positions at Formtek, Inc. and Harris Corporation. Mr. Runkel has a BS from Pennsylvania State University.

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

Mr. Leibel has served as a Director of the Company since February 2006 and chairs the Audit Committee. Mr. Leibel is a founding partner of Equire Associates LLC, a financial consulting business. Mr. Leibel is also a private investor and a retired financial and legal executive. Mr. Leibel also serves on the Board of Directors of Microsemi Corporation where he is Chairman and on the Board of Directors of Commerce Energy Group. Mr. Leibel holds a B.S. degree in accounting, a Juris Doctor degree and an L.L.M. degree.

William Roberts is a 30 year veteran in Retailing. He currently is Executive Vice President of merchandising with Belk Inc. Belk is a 4 Billion private retail chain based out of Charlotte, NC. Prior to Belk, Bill has held various merchandising positions with May Department Stores and Macy’s.

Mark Chapman is Senior Vice President and General Manager at Comarco Inc (Nasdaq: CMRO), a provider of wireless network test equipment. Previously, he was an independent wireless consultant also acting as Vice President of Business Development for WiSpry, a venture funded fabless semiconductor company targeting broadband and wireless communications. From 2001 to 2003 Chapman served as president and CEO of Ditrans Corp, a developer of Digital Transceiver products. Chapman’s prior experience also includes various management, sales and marketing positions at Rockwell Semiconductor (now Conexant) where he had responsibility for various modem products and later wireless data products. Chapman also worked for Thorn EMI, a contractor for British Telecom; and Racal Milgo, Inc., manufacturer of modems in Reading, England in various systems engineering positions. Chapman received a BSEE with first class honors from Robert Gordon’s University, Aberdeen, Scotland.

Jim Bole is Vice President of SOA Solutions at webMethods (Nasdaq:WEBM), a global enterprise software company. Mr. Bole has more than 20 years of entrepreneurial software development and technical management experience in both startups and Fortune 100 companies. From 2001 to September 2006, Mr. Bole was Vice President of Products and Professional Services at Infravio, a venture capital-backed software startup acquired by webMethods. Prior to joining Infravio, Mr. Bole held executive positions at Lockheed Martin (NYSE: LMT), Formtek (acquired by Lockheed Martin), and WorkExchange Technologies. Jim holds a BS in Applied Mathematics/Computer Science from Carnegie Mellon University.

Executive Officers

The following information is provided with respect to DPAC’s current executive officers. Information for Mr. Steven D. Runkel is provided under the heading “Directors” above.

DPAC’s executive officers and their ages as of March 30, 2007 are as follows:

Name	Age	Positions
Stephen J. Vukadinovich	58	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.

Board of Director Meetings and Committees

During the year ended December 31, 2006, the board of Directors held 7 meetings. All members of the Board of directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended December 31, 2006, each Board of Directors member attended at least 75% of the meetings of the board of Directors and at least 75% of the meetings of the committees on which he served.

We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.

The Audit Committee meets periodically with the company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. As of the end of year 2006 the Audit Committee was composed of Mr. Leibel, Mr. Tishler and Mr. Chapman, all of whom are independent directors. Mr. Leibel is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of Regulation S-B. The Audit Committee operates under a formal charter that governs its duties and conduct.

The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. There are currently three members of the Compensation Committee, Mr. Early, Mr. Roberts and Mr. Bole. Mr. Early serves as Chairman of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Financial Professionals

Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon written request. Request can be made by mail or fax to:

DPAC Technologies Corp.

5675 Hudson Industrial Park

Hudson, Ohio 44236

Fax: 330-655-9020

ITEM 10:	EXECUTIVE COMPENSATION

The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the year ended December 31, 2006 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus that exceeded $100,000 in the aggregate during the year ended December 31, 2006:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven D. Runkel Chief Executive Officer(1)	2006 2005	189,808 0	0 0	0 0	0 0	0 0	0 0	29,914 0	219,722 0

Stephen J. Vukadinovich Chief Financial Officer (2)	2006 2005	135,000 135,000	0 0	0 0	14,400 0	0 0	0 0	6,000 6,000	155,400 141,000

Creighton K. Early Former Chief Executive Officer (3)	2006 2005	31,000 180,000	0 0	28,800 0	0 0	0 0	0 0	140,359 6,000	200,159 186,000

(1)	Mr. Runkel’s compensation is for 10 months of 2006. Mr. Runkel’s other compensation in column (i) consisted of $7,500 for vehicle costs and $22,414 for apartment rental costs. Because Mr. Runkel does not live in Hudson, OH, and the Company maintained an apartment in Hudson, OH for Mr. Runkel. Additionally, Mr. Runkel, who serves as a director of the Company, does not receive compensation for such service as a director.
(2)	Mr. Vukadinovich’s other compensation in column (i) consisted of $6,000 for vehicle costs.
(3)	Mr. Early was the Chief Executive Officer of the Company until his resignation as of February 28, 2006, at which time he ceased to receive compensation as an executive officer of the Company, other than the amounts shown in column (i) Other Compensation, which consisted of $140,359 in payments pursuant to a severance arrangement with the Company and includes the compensation paid to him during fiscal year 2006 in connection with his service as a director of the Company. With respect to 2005, Mr. Early’s other compensation reported in column (i) consisted of $6,000 for vehicle costs.

Option Grants

The following table contains information concerning the stock option grants to the Company’s Named Executive Officers for the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year End

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(4) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Steven D. Runkel	697,874 697,874 697,874	0	0	$0.02 $0.03 $0.06	02/28/2011 02/28/2012 02/28/2014	0	0	0	0

Stephen J. Vukadinovich	40,000 7,500 7,500 8,000 12,000 4,000 5,000 12,000 35,000	0	0	$5.63 $2.56 $1.91 $1.50 $1.78 $1.97 $2.12 $1.71 $0.94	05/08/2010 11/22/2010 12/29/2010 03/22/2011 06/01/2011 10/22/2011 12/03/2011 07/25/2012 04/10/2013	0	0	0	0

	100,000 120,000			$0.38 $0.16	11/04/2014 02/28/2016

Creighton K. Early	20,000 10,000 300,000 200,000 240,000 50,000	0	0	$1.11 $1.40 $1.08 $0.38 $0.16 $0.10	04/23/2013 06/12/2013 03/18/2014 11/04/2014 02/28/2016 04/03/2016	0	0	0	0

Employment Agreements

The Company is party to employment agreements with Mr. Runkel and Mr. Vukadinovich that provide for compensation equivalent to one year and six months of compensation, respectively, should either individual be terminated for any reason other than cause. Additionally, the Company is party to an agreement with Mr. Early pursuant to which, in connection with his resignation as Chief Executive Officer as of February 28, 2006, Mr. Early is entitled to one year’s salary, continuation of benefits and acceleration of all stock options.

Compensation of Directors

The following table sets forth the compensation of the Board for the 2006 fiscal year:

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Creighton K. Early	0	0	3,350	0	0	0	3,350
Steven D. Runkel	0	0	0	0	0	0	0
Samuel W. Tishler	11,500	0	3,350	0	0	0	14,850
Dennis R. Leibel	16,500	0	3,350	0	0	0	19,850
William Roberts	0	0	3,350	0	0	54,000	57,350
Mark Chapman	13,500	0	3,350	0	0	0	16,850
James Bole	10,000	0	3,350	0	0	0	13,350

(1)	Mr. Early was the Chief Executive Officer of the Company until his resignation as of February 28, 2006. Mr. Early’s compensation related to his role as Chief Executive Officer is included in the Executive Compensation summary table. Mr. Early does not receive cash compensation related to being a Director of the Company while he continues to receive severance payments.
(2)	Mr. Runkel’s compensation is included in the Executive Compensation summary table. Mr. Runkel does not receive any compensation related to being a director of the Company.
(3)	Mr. Roberts’ other compensation consisted of severance compensation payments.

The Company pays its non-employee directors a cash retainer of $2,000 per quarter. The Chair of the Audit Committee and the Chair of the Compensation Committee are each paid an additional $1,000 and $500 per quarter, respectively. In addition to such retainers, non-employee directors receive fees of $1,500 for each Board meeting attended. In addition, non-employee directors receive fees of $500 for each Audit Committee or Compensation Committee meeting attended. The Board members are reimbursed their out-of-pocket expenses for attending Board and committee meetings.

Each non-employee director is granted annually an option to purchase up to 50,000 shares of the Company’s Common Stock at the fair market value of such shares at the time of such grant. Such option grants have a 10 year life and are immediately exercisable and fully vested at the time of grant. The annual stock options are granted on the first business day of each fiscal year. For the year ended December 31, 2006, options to purchase 50,000 shares of common stock were granted to each of the following directors: Mr. Early, Mr. Roberts, Mr. Tishler, Mr. Chapman, Mr. Bole and Mr. Leibel. All options granted had an exercise price of $0.10 per share.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of March 30, 2007, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

Name of Beneficial Owner (and Address of Each 5% Beneficial Owner)	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Development Capital Ventures, LP4443 Brookfield Corporate Drive, Suite 110 Chantilly, VA 20151	50,585,897		54.5%

Current directors, director nominees, and executive officers:
Steven Runkel	3,675,638	(2)	3.9%
Kim Early	860,000	(3)	*
William Roberts	7,904,248	(4)	8.5%
James Bole	50,000	(4)	*
Mark Chapman	60,000	(5)	*
Dennis Leibel	50,000	(4)	*
Samuel Tishler	311,000	(6)	*
Stephen Vukadinovich	351,000	(7)	*

All executive officers and directors as a group (eight)	13,261,886		13.7%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.
(2)	Includes 2,093,622 shares subject to options that are exercisable within 60 days.
(3)	Includes 820,000 shares subject to options that are exercisable within 60 days.
(4)	Includes 50,000 shares subject to options that are exercisable within 60 days.
(5)	Includes 60,000 shares subject to options that are exercisable within 60 days.
(6)	Includes 310,000 shares subject to options that are exercisable within 60 days.

(7)	Includes 351,000 shares subject to options that are exercisable within 60 days.
*	Represents less than 1% of the outstanding shares.

Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to the shares of Company common stock that may be issued under the Company’s 1996 Stock Option equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders (1)	8,444,102	$0.86	10,723,000

Equity Compensation Plans Not Approved by Stockholders	—	$0.00	—

Total	8,444,102	$0.86	10,723,000

(1)	The plan calls for an increase to the total number of underlying shares available for option grants in the plan by 4% of the number of shares of common stock outstanding each year until the end of the option plan on January 11, 2011.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13:	EXHIBITS The following documents are filed as part of this Form 10-KSB:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hausser + Taylor LLC (“Hausser + Taylor”) served as the company’s independent auditor for the year ended December 31, 2006. The following is a summary of the fees billed to the Company by Hausser + Taylor, which served as the Company’s auditor, and Quatech’s auditor prior to the merger, for professional services rendered during the years ended December 31, 2006 and 2005:

Fee Catgegory	2006	2005
Audit Fees	$107,900	$—
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$107,900	$—

Audit fees include fees for the 2005 audit of Quatech, Inc. prior to its merger with the Company, quarterly reviews of the consolidated financial statements, and preliminary work related to the 2006 audit, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

Hausser + Taylor has a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leases auditing staff who are full time, permanent employees of RSM and through which its shareholders provide non-audit services. As a result of this arrangement, Hausser + Taylor has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of Hausser + taylor. Hausser + Taylor manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Our audit committee pre-approves all fees for services to be performed by our principal accountant in accordance with our audit committee charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007	DPAC TECHNOLOGIES CORP.

	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
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

/s/ Creighton K. Early	April 30, 2007
Creighton K. Early
Chairman of the Board

/s/ Steven D. Runkel	April 30, 2007
Steven D. Runkel
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ William Roberts	April 30, 2007
William Roberts, Director

/s/ Samuel W. Tishler	April 30, 2007
Samuel W. Tishler, Director

/s/ Mark Chapman	April 30, 2007
Mark Chapman, Director

/s/ Dennis R. Leibel	April 30, 2007
Dennis R Leibel, Director

/s/ Jim Bole	April 30, 2007
Jim Bole, Director

/s/ Stephen J. Vukadinovich	April 30, 2007
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)