Form 10QSB
period 2007-03-31
DPAC TECHNOLOGIES CORP
filed 2007-05-14
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐    NO  ☒

The number of shares of common stock, no par value, outstanding as of April 25, 2007 was 92,843,867.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,075	$37,929
Accounts receivable, net	1,554,356	1,421,286
Inventories	1,539,716	1,500,245
Prepaid expenses and other current assets	115,392	42,401

Total current assets	3,213,539	3,001,861
PROPERTY, Net	391,271	413,098
FINANCING COSTS, Net	94,119	130,472
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,919,239	2,041,744
OTHER ASSETS	54,596	80,840

TOTAL	$12,078,267	$12,073,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$60,505	$—
Revolving credit facility	1,664,000	1,361,000
Current portion of long-term debt	2,214,994	2,097,118
Accounts payable	1,639,039	1,487,916
Accrued restructuring costs—current	364,225	392,081
Other accrued liabilities	571,525	514,300

Total current liabilities	6,514,288	5,852,415
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	229,691	330,325
Ohio Development loan, less current portion	2,179,555	2,199,645
Liability for warrants	544,300	544,300
Capital lease obligations, less current portion	23,151	24,642

Total long-term liabilities	2,976,697	3,098,912
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 120,000,000 shares authorized; 92,843,867 and
92,774,997 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,996,651	4,992,515
Accumulated deficit	(2,409,369)	(1,870,324)

Total stockholders’ equity	2,587,282	3,122,191

TOTAL	$12,078,267	$12,073,518

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended:
	March 31, 2007	March 31, 2006
REVENUE	$2,843,646	$3,194,044
COST OF GOODS SOLD	1,655,574	1,738,654

GROSS PROFIT	1,188,072	1,455,390
OPERATING EXPENSES
Sales and marketing	422,997	603,449
Research and development	307,905	264,977
General and administrative	496,409	519,767
Amortization of intangible assets	122,505	40,835
Restructuring charges	—	77,942

Total operating expenses	1,349,816	1,506,970

LOSS FROM OPERATIONS	(161,744)	(51,580)
OTHER EXPENSES:
Interest expense	376,101	333,974

LOSS BEFORE INCOME TAXES	(537,845)	(385,554)
INCOME TAX PROVISION (BENEFIT)	1,200	(139,179)

NET LOSS	$(539,045)	$(246,375)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	92,821,000	73,760,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,045)	$(246,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,695	75,948
Provision for bad debts	28	(107)
Provision for obsolete inventory	10,000	—
Accretion of discount and success fees on debt	185,160	163,507
Amortization of deferred financing costs	36,353	—
Deferred incomes taxes	—	(139,179)
Non-cash compensation expense	—	14,996
Changes in operating assets and liabilities:
Accounts receivable	(133,098)	(353,042)
Inventories	(49,471)	(68,426)
Prepaid expenses and other assets	(46,747)	(93,788)
Accounts payable	151,123	(575,986)
Accrued restructuring charges	(128,483)	11,956
Other accrued liabilities	57,218	(133,291)

Net cash used in operating activities	(294,267)	(1,343,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(18,363)	(160,259)
Acquisition, net of cash acquired	—	565,109
Technology license agreement	—	(70)

Net cash (used in) provided by investing activities:	(18,363)	404,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	303,000	(225,000)
Net borrowing under short term notes	60,505	65,920
Net proceeds from bank term loan	—	600,000
Repayments on bank term loan	(50,001)	(16,667)
Proceeds from Ohio Development loan	—	2,231,837
Repayments on Ohio Development loan	(10,417)	—
Principal repayment on Subordinated Debt	—	(1,500,000)
Financing costs incurred	—	(161,874)
Principal payments on capital lease	(28,447)	(7,974)
Proceeds from issuance of common stock	4,136	2,372
Dividends paid	—	(19,500)

Net cash provided by financing activities	278,776	969,114

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,854)	30,107
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	37,929	11,164

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,075	$41,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$150,393	$139,082

Income taxes paid	$1,200	$—

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

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2006 which was filed on Form 10-KSB on March 30, 2007 and of QuaTech for the years ended December 31, 2005, 2004 and 2003 which were filed on Form 8-K on May 12, 2006. Additional information can also be found in the Company’s final form of prospectus filed with the Securities and Exchange Commission on January 9, 2006.

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

During the three month periods ended March 31, 2007 and 2006 the Company recognized compensation expense for stock options of $0 and $14,996, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Three Months Ended:
	March 31, 2007	March 31, 2006
Expected life	—	5 years
Volatility	—	35%
Interest rate	—	4%
Dividends	—	None

Stock Option Activity

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

Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At March 31, 2007, 11,272,335 shares were available for future grants under the Plan.

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Number of Options Exercisable
Outstanding - December 31, 2006	8,444,102	$0.86	8,444,102

Granted	—	—
Exercised	(68,870)	$0.06
Canceled	(549,335)	$0.62

Outstanding - March 31, 2007	7,825,897	$0.89	7,825,897

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon the Company’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.

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

In February 2007, the FASB issued SFAS No. 159. This Statement permits the option to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, reporting of unrealized gains and losses on those assets and liabilities occurs in each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

NOTE 2 – Liquidity

At March 31, 2007 we had a cash balance of $4,000 and a deficit in working capital of $3,301,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company has financed its operations primarily though the use of its bank line of credit. The deficit working capital position at March 31, 2007 is primarily due to the $2,056,000 in Subordinated Debt and Bank Term Debt, which is due and payable in August 2007. Management believes that the amount of cash it anticipates the Company will generate from future operations will not be sufficient to satisfy the debt obligation at that time. Management intends to address the Company’s need for additional funds to satisfy the debt obligations either through an equity capital raise or through new debt, or a combination of both. The Company is currently engaged in exploring its options for raising this additional debt or equity financing for the refinancing of the subordinated and bank term debt. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company.

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

NOTE 4 – Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials and sub-assemblies	$1,003,138	$1,091,566
Finished goods	796,078	658,179
Less: reserve for excess and obsolete inventories	(259,500)	(249,500)

Total net inventories	$1,539,716	$1,500,245

NOTE 5 – Debt

At March 31, 2007 and December 31, 2006, outstanding debt is comprised of the following:

	March 31, 2007	December 31, 2006
Revolving credit facility	$1,664,000	$1,361,000

Short term notes	$60,505	$—

Bank term debt	$346,035	$396,036
Less: current portion	(346,035)	(396,036)

Net long-term portion	$—	$—

Capital lease obligations	$57,110	$85,557
Less: current portion	(33,959)	(60,915)

Net long-term portion	$23,151	$24,642

Ohio Development Loan	$2,304,555	$2,303,812
Less: current portion	(125,000)	(104,167)

Net long-term portion	$2,179,555	$2,199,645

Subordinated debt	$1,500,000	$1,500,000
Accretion of success fee	361,114	277,780
Less: Unamortized discount on subordinated term loan due to stock warrants	(151,114)	(241,780)
Less: current portion	(1,710,000)	(1,536,000)

Net long-term portion	$—	$—

Total Current Portion of Long-term debt	$2,214,994	$2,097,118

Total Net Long-term Debt	$2,202,706	$2,199,645

Liability for warrant	$544,300	$544,300

At March 31, 2007, the Company had a $60,505 short-term note outstanding, bearing an annual interest rate of 12%, payable monthly through November 2007. The notes are to finance insurance premiums.

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

In connection with the HillStreet Loan Agreement, the Company issued to HillStreet a warrant to purchase 5,443,457 of Company common stock at an exercise price of $0.00001 per share. The warrant expires on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transactions involving the Company, HillStreet has the right to put the warrant or any Company common stock issued in exercise of the warrant to the Company at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITA for the trailing 12 month period; and (iii) an appraised value.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount is being accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. There was no change in the fair value of the warrant at March 31, 2007 from December 31, 2006.

NOTE 6 – Concentration of Customers

During the three months ended March 31, 2007, sales to one major customer accounted for 14% of net sales. During the three months ended March 31, 2006, sales to two major customers accounted for 17% and 13% of net sales. Accounts receivable from these customers accounted for 23% and 30% of net accounts receivable at March 31, 2007 and 2006, respectively. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 7 – Net Income (Loss) Per Share

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

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended March 31,
	2007	2006
Shares used in computing basic net loss per share	92,821,000	73,760,000
Dilutive effect of stock options and warrants	—	—

Shares used in computing diluted net loss per share (1)	92,821,000	73,760,000

(1)

Potential common shares of 4,803,000 and 4,561,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2007 and 2006, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at March 31, 2007 was 92,843,867.

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

The Company had export sales for the three months ended March 31, 2007 and 2006 of 23% and 21% of net sales, respectively. Export sales were primarily to Canada and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 9 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. During the fiscal years ended December 31, 2006 and 2005, the Company established a valuation allowance associated with its net deferred tax assets.

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

The Company is party to severance agreements with the current CEO and CFO that provide for compensation equivalent to one year of compensation and six months of compensation, respectively, should either individual be terminated for any reason other than cause.

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

Risks

Period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that from time to time our operating results will be below the expectations of some investors and not above the expectations of enough investors. In such events, the market price of our common stock would be adversely affected, in some proportion, and perhaps disproportionately. We ourselves have difficulties forecasting, and there are numerous risks and uncertainties concerning the timing of our customers’ initiating their production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of similar products, decreases or increases in the costs of the components, uncertain market acceptance, our competitors, delays, or other problems with new products, software, manufacturing, inefficiencies, cost overruns, fixed overhead costs, competition from new wireless products using 802.11 with newer technology, and challenges managing production from overseas suppliers, among other factors, each of which will make it more difficult for us to meet expectations.

Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation and /or higher costs associated with adjusting the liability for warrants to their fair value through earnings at each reporting period.

These risks should be read in connection with the detailed risks associated with DPAC and QuaTech set forth under the captions “Risk Factors” in Form 10-KSB filed with the SEC on March 30, 2007 and “Risk Factors—Industry and Business Risks Related to DPAC and Its Business” and “Risk Factors—Industry and Business Risks Related to QuaTech and Its Business” in the registration statement of Form S-4/A filed with the SEC on January 9, 2006.

Results of Operations and Financial Condition

Three Months Ended March 31, 2007 and 2006

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Three Months Ended:
	March 31, 2007		March 31, 2006		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$2,843,646	100.0%	$3,194,044	100.0%	$(350,398)	-11.0%
COST OF SALES	1,655,574	58.2%	1,738,654	54.4%	(83,080)	-4.8%

GROSS PROFIT	1,188,072	41.8%	1,455,390	45.6%	(267,318)	-18.4%
OPERATING EXPENSES:
Sales and marketing	422,997	14.9%	603,449	18.9%	(180,452)	-29.9%
Research and development	307,905	10.8%	264,977	8.3%	42,928	16.2%
General and administrative	496,409	17.5%	519,767	16.3%	(23,358)	-4.5%
Amortization expense	122,505	4.3%	40,835	1.3%	81,670	200.0%
Restructuring charges	—	0.0%	77,942	2.4%	(77,942)	-100.0%

	1,349,816	47.5%	1,506,970	47.2%	(157,154)	-10.4%

LOSS FROM OPERATIONS	(161,744)	-5.7%	(51,580)	-1.6%	(110,164)	213.6%
OTHER EXPENSE:
Interest expense	376,101	13.2%	333,974	10.5%	42,127	12.6%

LOSS BEFORE INCOME TAXES	(537,845)	-18.9%	(385,554)	-12.1%	(68,037)	17.6%
INCOME TAX PROVISION (BENEFIT)	1,200	0.0%	(139,179)	-4.4%	140,379	-100.9%

NET LOSS	(539,045)	-19.0%	(246,375)	-7.7%	(208,416)	84.6%

Net Sales. Net sales for the quarter ended March 31,2007 of $2.8 million decreased by $350,000 or 11% as compared to net sales for the prior year first quarter. Net sales related to the Company’s Device Connectivity products decreased $775,000, or 29% over the quarter ended March 31, 2006. Net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $425,000, or 91% over the quarter ended March 31, 2006.

Gross Profit. Gross profits decreased by $267,000 or 18% as a direct result of the decrease in net sales. The reduction in gross profit as a percentage of net sales is due to the lower sales volume over which fixed production costs are absorbed and the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended March 31, 2007 of $423,000 decreased by $180,000 or 30% from the quarter ended March 31, 2006. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $147,000 and a decrease in advertising and Internet search engine costs of $26,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech during 2006 after the date of the Merger.

Research and Development Expenses. Research and development expenses of $308,000 for the first quarter of fiscal year 2007 increased by $43,000 or 16% as compared to the first quarter of fiscal year 2006. The increase is due to increased personnel costs to support the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal year 2007 of $496,000 decreased by $23,000 or 5% from the prior year period. The decrease was due primarily to decreases in legal and professional services.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger on February 28, 2006, being amortized over 5 years. The $123,000 for first quarter of fiscal year 2007 represents three months of amortization expense while the first quarter of fiscal year 2006 includes one month.

Restructuring charges. The restructuring charge incurred in the first quarter of fiscal year 2006 relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the current year fiscal period.

Interest Expense. Interest expense incurred of $376,000 during the first quarter of fiscal year 2007 increased by $42,000 or 13% as compared to the previous year first quarter. The increase was due to higher average debt balances during the first quarter of 2007 as a result of the Merger on February 28, 2006. The following non-cash charges are included in interest expense during the first quarter of 2007: accretion of success fees of $94,000, amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $91,000.

Income Taxes. In the fourth quarter of fiscal year 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. No income tax benefit has been provided during the three months ended March 31, 2007. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

The Company recorded an income tax benefit of $139,000 or 36% of the pre-tax loss for the quarter ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007 we had a cash balance of $4,000 and a deficit in working capital of $3,301,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the December 31, 2006. The Company has financed its operations primarily though the use of its bank line of credit. The deficit working capital position at March 31, 2007 is primarily due to the $2,056,000 in Subordinated Debt and Bank Term Debt, which is due and payable in August 2007. Management believes that the amount of cash it anticipates the Company will generate from future operations will not be sufficient to satisfy the debt obligation at that time. Management intends to address the Company’s need for additional funds to satisfy the debt obligations either through an equity capital raise or through new debt, or a combination of both. The Company is currently engaged in exploring its options for raising this additional debt or equity financing for the refinancing of the subordinated and bank term debt. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company. Any future sale of our equity securities would likely dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs incurred, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity to support our operating activities for the near term, exclusive of the repayment of the aforementioned debt obligations.

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

Net cash used in operating activities for the three months ended March 31, 2007 was $294,000 as compared to $1.3 million used in the first three months of 2006. The net loss of $539,000 incurred in the first quarter of 2007 was partially off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $394,000. Additional cash was used due to increases in accounts receivable of $133,000, inventories of $49,000, prepaid and other assets of $47,000 and decreases in accrued restructuring charges of $128,000.

Net cash used in investing activities in the three months ended March 31, 2007 consisted of property additions of $18,000. Net cash provided by investing activities of $405,000 for the three months ended March 31, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000. This was off-set by equipment purchases of $160,000.

Net cash provided by financing activities for the three months ended March 31, 2007 was $279,000 as compared to $969,000 provided during the first three months of 2006. Net cash provided in the current year fiscal quarter consisted of net borrowing on the revolving line of credit of $303,000 and short term borrowing of $61,000 to finance insurance premiums. These amounts were partially offset by principal payments on the bank term loan of $50,000, on capital leases of $28,000 and on the Ohio Development loan of $10,000.

The Company operates at leased premises in Hudson, Ohio and leased offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.

As of March 31, 2007, we were not in compliance with certain bank financial covenants. The bank granted a waiver to the relevant financial covenants through June 30, 2007.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements and including the accrued severance charges incurred during the first quarter of 2006 is $364,000 in short-term obligations and $230,000 in long-term obligations at March 31, 2007.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1 of the notes to DPAC’s audited financial statements, filed on Form 10-KSB, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

In accordance with SFAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2006. No event has occurred as of or since the period ended December 31, 2006 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.

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

Item 3 – Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DPAC TECHNOLOGIES CORP. (Registrant)

May 14, 2007	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel, Chief Executive Officer

May 14, 2007	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.