Form 10QSB
period 2007-06-30
DPAC TECHNOLOGIES CORP
filed 2007-08-14
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock, no par value, outstanding as of July 25, 2007 was 92,843,867.

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,099	$37,929
Accounts receivable, net	1,478,342	1,421,286
Inventories	1,588,988	1,500,245
Prepaid expenses and other current assets	81,046	42,401

Total current assets	3,371,475	3,001,861
PROPERTY, Net	378,922	413,098
FINANCING COSTS, Net	57,766	130,472
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,796,734	2,041,744
OTHER ASSETS	45,483	80,840

TOTAL	$12,055,883	$12,073,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$38,312	$—
Revolving credit facility	1,782,000	1,361,000
Current portion of long-term debt	2,316,488	2,097,118
Accounts payable	2,006,284	1,487,916
Accrued restructuring costs—current	364,777	392,081
Other accrued liabilities	454,508	514,300

Total current liabilities	6,962,369	5,852,415
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	171,580	330,325
Ohio Development loan, less current portion	2,159,465	2,199,645
Liability for warrants	489,900	544,300
Capital lease obligations, less current portion	30,451	24,642

Total long-term liabilities	2,851,396	3,098,912
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 120,000,000 shares authorized; 92,843,867 and 92,774,997 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,033,452	4,992,515
Accumulated deficit	(2,791,334)	(1,870,324)

Total stockholders’ equity	2,242,118	3,122,191

TOTAL	$12,055,883	$12,073,518

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUE	$2,891,121	$3,495,853	$5,734,767	$6,689,897
COST OF GOODS SOLD	1,712,952	1,929,235	3,368,526	3,667,889

GROSS PROFIT	1,178,169	1,566,618	2,366,241	3,022,008
OPERATING EXPENSES
Sales and marketing	349,196	542,034	772,193	1,145,483
Research and development	303,394	261,282	611,299	526,259
General and administrative	455,284	543,876	951,693	1,063,643
Amortization of intangible assets	122,505	122,505	245,010	163,340
Restructuring charges	—	—	—	77,942

Total operating expenses	1,230,379	1,469,697	2,580,195	2,976,667

INCOME (LOSS) FROM OPERATIONS	(52,210)	96,921	(213,954)	45,341
OTHER EXPENSES:
Interest expense	381,155	381,507	757,256	715,481
Fair value adjustment for warrant liability	(54,400)	163,600	(54,400)	163,600

TOTAL OTHER EXPENSES	326,755	545,107	702,856	879,081

LOSS BEFORE INCOME TAXES	(378,965)	(448,186)	(916,810)	(833,740)
INCOME TAX (PROVISION) BENEFIT	(3,000)	151,734	(4,200)	290,913

NET LOSS	$(381,965)	$(296,452)	$(921,010)	$(542,827)

NET LOSS PER SHARE:
Net Loss - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	92,844,000	92,775,000	92,832,000	75,855,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(921,010)	$(542,827)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	320,353	238,442
Provision for bad debts	(810)	(196)
Provision for obsolete inventory	13,000	12,001
Accretion of discount and success fees on debt	370,320	348,667
Amortization of deferred financing costs	72,706	44,811
Accretion of liability for warrants	(54,400)	163,600
Deferred incomes taxes	—	(290,913)
Non-cash compensation expense	36,801	35,091
Changes in operating assets and liabilities:
Accounts receivable	(56,246)	(476,003)
Inventories	(101,743)	(245,552)
Prepaid expenses and other assets	(3,288)	(51,825)
Accounts payable	518,368	(440,020)
Accrued restructuring charges	(186,049)	(136,340)
Other accrued liabilities	(59,792)	(262,995)

Net cash used in operating activities	(51,790)	(1,604,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27,398)	(207,134)
Acquisition, net of cash acquired	—	565,109
Proceeds from the sale of assets	—	118,534
Other	—	(70)

Net cash provided by (used in) investing activities:	(27,398)	476,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	421,000	225,000
Net borrowing (repayments) under short term notes	38,312	(118,773)
Net proceeds from bank term loan	—	600,000
Repayments on bank term loan	(100,002)	(66,668)
Proceeds from Ohio Development loan	—	2,231,837
Repayments on Ohio Development loan	(41,667)	—
Principal repayment on Subordinated Debt	—	(1,500,000)
Financing costs incurred	—	(185,308)
Principal payments on capital lease obligations	(57,421)	(24,563)
Proceeds from issuance of common stock	4,136	2,372
Dividends paid	—	(19,500)

Net cash provided by financing activities	264,358	1,144,397

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,170	16,777
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	37,929	11,164

CASH & CASH EQUIVALENTS, END OF PERIOD	$223,099	$27,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$304,570	$290,399

Income taxes paid	$4,200	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
Acquisition of property under capital leases	$13,769	$33,150

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

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2006 which was filed on Form 10-KSB on March 30, 2007 and of QuaTech for the year ended December 31, 2005 which was filed on Form 8-K on May 12, 2006. Additional information can also be found in the Company’s final form of prospectus filed with the Securities and Exchange Commission on January 9, 2006.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected to use the alternative transition method.

During the six month periods ended June 30, 2007 and 2006 the Company recognized compensation expense for stock options of $36,801 and $35,091, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at June 30, 2007 was $228,000, which is expected to be recognized over a weighted-average period of 3.8 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Six Months Ended:
	June 30, 2007	June 30, 2006
Expected life	3.5 Years	4 years
Volatility	131%	95%
Interest rate	4.7%	4.2%
Dividends	None	None

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

Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At June 30, 2007, 7,945,000 shares were available for future grants under the Plan.

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Number of Options Exercisable
Outstanding - December 31, 2006	8,444,102	$0.86	8,444,102

Granted	3,350,000	$0.10
Exercised	(68,870)	$0.06
Canceled	(572,292)	$0.59

Outstanding - June 30, 2007	11,152,940	$0.65	8,115,440

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

NOTE 2 – Liquidity

At June 30, 2007 we had a cash balance of $223,000 and a deficit in working capital of $3,591,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company had accumulated losses of approximately $2,791,000 at June 30, 2007. Additionally, the Company has Bank loan balances of approximately $2,078,000 which are due and payable on August 24, 2007 and a subordinated debt obligation of approximately $1,884,000 which is due and payable on August 31, 2007. The amount of cash the Company can generate from future operations will not be sufficient to satisfy the debt obligations at that time. If the Company does not raise sufficient equity or debt financing to pay its loan balances on the due dates above, the Company will be in default of its debt obligations.

The Company’s ability to continue its operations is dependant upon its raising of capital through debt or equity financing, in order to meet its debt obligations and working capital needs.

Management is currently engaged in seeking additional funds to satisfy the debt obligations either through an equity capital raise or through new debt financing, or a combination of both. We may also seek to merge the Company with another entity or look to sell certain assets of the Company. We do not have a binding agreement with any person or firm. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers regarding payment terms. Although management believes that efforts currently underway to obtain additional funding can be successful, there can be no assurance that additional financing will be available if and when needed on terms favorable to the Company.

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

NOTE 4 – Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials and sub-assemblies	$957,587	$1,091,566
Finished goods	893,901	658,179
Less: reserve for excess and obsolete inventories	(262,500)	(249,500)

Total net inventories	$1,588,988	$1,500,245

NOTE 5 – Debt

At June 30, 2007 and December 31, 2006, outstanding debt is comprised of the following:

	June 30, 2007	December 31, 2006
Revolving credit facility	$1,782,000	$1,361,000

Short term notes	$38,312	$—

Bank term debt	$296,034	$396,036
Less: current portion	(296,034)	(396,036)

Net long-term portion	$—	$—

Capital lease obligations	$41,905	$85,557
Less: current portion	(11,454)	(60,915)

Net long-term portion	$30,451	$24,642

Ohio Development Loan	$2,284,465	$2,303,812
Less: current portion	(125,000)	(104,167)

Net long-term portion	$2,159,465	$2,199,645

Subordinated debt	$1,500,000	$1,500,000
Accretion of success fee	444,448	277,780
Less: Unamortized discount on subordinated term loan due to stock warrants	(60,448)	(241,780)
Less: current portion	(1,884,000)	(1,536,000)

Net long-term portion	$—	$—

Total Current Portion of Long-term debt	$2,316,488	$2,097,118

Total Net Long-term Debt	$2,159,465	$2,199,645

Liability for warrant	$489,900	$544,300

At June 30, 2007, the Company had a $38,312 short-term note outstanding, bearing an annual interest rate of 12%, payable monthly through November 2007. The note was entered into to finance insurance premiums.

On February 28, 2006, QuaTech entered into a Fifth Amendment to the Credit Agreement with National City Bank (“Bank”). Pursuant to the Agreement, QuaTech has borrowed $600,000 as a term loan and has access to a revolving commitment of up to $2,000,000. The term loan is payable in 18 consecutive monthly installments of principal beginning on March 5, 2006 in the amount of $16,667 for the first 17 installments and the unpaid balance payable as the 18th installment due on August 5, 2007. The revolving commitment allows QuaTech to borrow and repay based upon working capital needs and become due on August 1, 2007. The amount of available borrowing under the revolving commitment is based upon a borrowing base of QuaTech’s eligible accounts receivable and inventory, and was calculated to be $2,000,000 at June 30, 2007 . The interest rate on the term loan is the prime rate plus 2% and is payable monthly. Interest accrues on the revolving credit agreement at a rate that may fluctuate from 0.5% to 4% above the prime rate. National City is secured by all of the assets of QuaTech and Steven Runkel and William Roberts have personally guaranteed QuaTech’s indebtedness to National City under the term loan.

On August 2, 2007, the Company entered into a Reservation of Rights Letter and Loan Continuation Standstill Agreement (“Continuation Agreement”) with the Bank extending the maturity due date for both the term loan and revolving commitment to August 24, 2007, at which time all debt becomes due and payable. Pursuant to the Continuation Agreement, the Bank will continue to lend under the revolving commitment with interest only payments for both the term loan and revolving commitment being due on August 5, 2007.

On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech may borrow up to $2,500,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 8.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of National City Bank. The participation is being accrued as additional interest each month over the term of the loan.

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

In connection with the HillStreet Loan Agreement, the Company issued to HillStreet a warrant to purchase 5,443,457 shares of Company common stock at an exercise price of $0.00001 per share. The warrant expires on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transactions involving the Company, HillStreet has the right to put the warrant or any Company common stock issued in exercise of the warrant to the Company at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITA for the trailing 12 month period; and (iii) an appraised value.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount is being accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. At June 30, 2007, based on the Company’s common stock share price $0.09, the Company calculated the fair value of the warrant to be $489,900 and, accordingly, adjusted the fair value of the liability for the warrant and recorded a non-cash gain of $54,400.

NOTE 6 – Concentration of Customers

No single customer accounted for more than 10% of net sales for either the three or six months ended June 30, 2007. During the three and six months ended June 30, 2006, sales to one major customer accounted for 26% and 22% of net sales, respectively. Accounts receivable from this customer accounted for 23% of net accounts receivable at June 30, 2006. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 7 – Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss periods, as the effect is anti-dilutive.

The tables below set forth the reconciliation of the denominator of the loss per share calculations:

	Three-months ended June 30,
	2007	2006
Shares used in computing basic net loss per share	92,884,000	92,775,000
Dilutive effect of stock options and warrants	—	—

Shares used in computing diluted net loss per share(1)	92,884,000	92,775,000

	Six-months ended June 30,
	2007	2006
Shares used in computing basic net loss per share	92,832,000	75,885,000
Dilutive effect of stock options and warrants	—	—

Shares used in computing diluted net loss per share(1)	92,832,000	75,885,000

(1)

Potential common shares of 5,030,000 and 4,871,000 have been excluded from diluted weighted average common shares for the three and six month periods ended June 30, 2007, as the effect would be anti-dilutive. Potential common shares of 4,943,000 and 4,8041,000 have been excluded from diluted weighted average common shares for the three and six month periods ended June 30, 2006, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at June 30, 2007 was 92,843,867.

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

The Company had export sales of 20% and 13% of net sales for the three and six months ended June 30, 2007 and 12% and 16% of net sales for the three and six months ended June 30, 2006. Export sales were primarily to Canada and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

NOTE 9 – Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. DPAC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent that recovery is not believed to be more likely than not, a valuation allowance is established. The Company has established a valuation allowance associated with its net deferred tax assets.

The valuation allowances were calculated in fiscal years 2005 and 2006 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS No. 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.

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

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Please refer to the Cautionary Statement Related to Forward-Looking Statements set forth on page 2 of this Report, which is incorporated herein by reference. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to those statements included elsewhere in this Report.

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

In addition to the above risks, it should be noted that DPAC is currently in need for significant liquidity. The Company has loans of approximately $3,962,000 that are due in late August 2007. The Company will need to refinance these loans by the appropriate due dates or it will be in default.

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

Three Months Ended June 30, 2007 and 2006

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Three Months Ended:
	June 30, 2007		June 30, 2006		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$2,891,121	100.0%	$3,495,853	100.0%	$(604,732)	-17.3%
COST OF SALES	1,712,952	59.2%	1,929,235	55.2%	(216,283)	-11.2%

GROSS PROFIT	1,178,169	40.8%	1,566,618	44.8%	(388,449)	-24.8%
OPERATING EXPENSES:
Sales and marketing	349,196	12.1%	542,034	15.5%	(192,838)	-35.6%
Research and development	303,394	10.5%	261,282	7.5%	42,112	16.1%
General and administrative	455,284	15.7%	543,876	15.6%	(88,592)	-16.3%
Amortization expense	122,505	4.2%	122,505	3.5%	—	0.0%

	1,230,379	42.6%	1,469,697	42.0%	(239,318)	-16.3%

OPERATING INCOME (LOSS)	(52,210)	-1.8%	96,921	2.8%	(149,131)	-153.9%
OTHER (INCOME) EXPENSE:
Interest expense	381,155	13.2%	381,507	10.9%	(352)	-0.1%
Fair value adjustment for warrant liability	(54,400)	-1.9%	163,600	4.7%	(218,000)	-133.3%

LOSS BEFORE INCOME TAXES	(378,965)	-13.1%	(448,186)	-12.8%	69,221	-15.4%
INCOME TAX BENEFIT (PROVISION)	(3,000)	-0.1%	151,734	4.3%	(154,734)	-102.0%

NET LOSS	(381,965)	-13.2%	(296,452)	-8.5%	(85,513)	28.8%

Net Sales. Net sales for the quarter ended June 30, 2007 of $2.9 million decreased by $605,000 or 17% as compared to net sales for the prior year second quarter. Net sales related to the Company’s Device Connectivity products decreased $977,000, or 35% from the quarter ended June 30, 2006, while net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $374,000, or 52% over the quarter ended June 30, 2006.

Gross Profit. Gross profits decreased by $388,000 or 25% as a direct result of the decrease in net sales. The reduction in gross profit as a percentage of net sales is due to the lower sales volume over which fixed production costs are absorbed and the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended June 30, 2007 of $349,000 decreased by $192,000 or 36% from the quarter ended June 30, 2006. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $152,000 and a decrease in advertising and Internet search engine costs of $23,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger.

Research and Development Expenses. Research and development expenses of $303,000 for the second quarter of 2007 increased by $42,000 or 16% as compared to the second quarter of 2006. The increase is due to increased personnel costs to support the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses incurred for the second quarter of 2007 of $455,000 decreased by $89,000 or 16% from the prior year period. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities. Effective April 1, 2007, the Company terminated it lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.

Interest Expense. The Company incurred interest expense of $381,000 during the second quarter of fiscal year 2007, as compared to $382,000 incurred in the same period of the prior year. The following non-cash charges are included in interest expense during the second quarter of 2007: accretion of success fees of $94,000, amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $91,000.

Income Taxes. In the fourth quarter of fiscal year 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. No income tax benefit has been provided during the three months ended June 30, 2007. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

The Company recorded an income tax benefit of $152,000 or 34% of the pre-tax loss for the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Six Months Ended:
	June 30, 2007		June 30, 2006		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$5,734,767	100.0%	$6,689,897	100.0%	$(955,130)	-14.3%
COST OF SALES	3,368,526	58.7%	3,667,889	54.8%	(299,363)	-8.2%

GROSS PROFIT	2,366,241	41.3%	3,022,008	45.2%	(655,767)	-21.7%
OPERATING EXPENSES:
Sales and marketing	772,193	13.5%	1,145,483	17.1%	(373,290)	-32.6%
Research and development	611,299	10.7%	526,259	7.9%	85,040	16.2%
General and administrative	951,693	16.6%	1,063,643	15.9%	(111,950)	-10.5%
Amortization expense	245,010	4.3%	163,340	2.4%	81,670	50.0%
Restructuring charges	—	0.0%	77,942	1.2%	(77,942)	-100.0%

	2,580,195	45.0%	2,976,667	44.5%	(396,472)	-13.3%

OPERATING INCOME (LOSS)	(213,954)	-3.7%	45,341	0.7%	(259,295)	-571.9%
OTHER (INCOME) EXPENSE:
Interest expense	757,256	13.2%	715,481	10.7%	41,775	5.8%
Fair value adjustment for warrant liability	(54,400)	-0.9%	163,600	2.4%	(218,000)	-133.3%

LOSS BEFORE INCOME TAXES	(916,810)	-16.0%	(833,740)	-12.5%	(83,070)	10.0%
INCOME TAX BENEFIT (PROVISION)	(4,200)	-0.1%	290,913	4.3%	(295,113)	-101.4%

NET LOSS	(921,010)	-16.1%	(542,827)	-8.1%	(378,183)	69.7%

Net Sales. Net sales for the six months ended June 30, 2007 of $5.7 million decreased by $955,000 or 14% as compared to net sales for the same period in the prior year. Net sales related to the Company’s Device Connectivity products decreased $1.8 million, or 32% from the six months ended June 30, 2006, while net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $803,000, or 67% over the prior year period.

Gross Profit. Gross profits decreased by $656,000 or 22% as a direct result of the decrease in net sales. The reduction in gross profit as a percentage of net sales is due to the lower sales volume over which fixed production costs are absorbed and the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the six months ended June 30, 2007 of $772,000 decreased by $373,000 or 33% from the prior year period. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $303,000 and a decrease in advertising and Internet search engine costs of $52,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger.

Research and Development Expenses. Research and development expenses of $611,000 for the six months ended June 30, 2007 increased by $85,000 or 16% as compared to the same period in the prior year. The increase is due to increased personnel costs to support development within the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses incurred for the first six months of 2007 of $952,000 decreased by $112,000 or 11% from the same period in the prior year. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities. Effective April 1, 2007, the Company terminated it lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s current needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger on February 28, 2006 being amortized over 5 years.

Restructuring Charge. The restructuring charge incurred in the six months ended June 30, 2006 related to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the current fiscal year period.

Interest Expense. Interest expense incurred of $757,000 for the first six months of fiscal year 2007 increased by $42,000 as compared to the same period in the previous fiscal year, due to higher average debt balances during the current year period. The following non-cash charges included in interest expense during the first six months of 2007: accretion of success fees of $189,000, amortization of deferred financing costs of $73,000, and amortization of the discount for warrants of $181,000.

Income Taxes. In the fourth quarter of fiscal year 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. No income tax benefit has been provided during the six months ended June 30, 2007. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

The Company recorded an income tax benefit of $291,000 or 35% of the pre-tax loss for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007 we had a cash balance of $223,000 and a deficit in working capital of $3,591,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company had accumulated losses of approximately $2,791,000 at June 30, 2007. Additionally, the Company has Bank loan balances of approximately $2,078,000 which are due and payable on August 24, 2007 and a subordinated debt obligation of approximately $1,884,000 which is due and payable on August 31, 2007. The amount of cash the Company can generate from future operations will not be sufficient to satisfy the debt obligations at that time. If the Company does not raise sufficient equity or debt financing to pay its loan balances on the respective due dates above, the Company will be in default of its debt obligations.

The Company’s ability to continue its operations is dependant upon its raising of capital through debt or equity financing, in order to meet its debt obligations and working capital needs.

Management is currently engaged in seeking additional funds to satisfy the debt obligations either through an equity capital raise or through new debt financing, or a combination of both. We may also seek to merge the Company with another entity or look to sell certain assets of the Company. We do not have a binding agreement with any person or firm. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers regarding payment terms. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company. Any future sale of our equity securities would likely dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs incurred, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity to support our operating activities for the near term, exclusive of the repayment of the aforementioned debt obligations.

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

Net cash used in operating activities for the six months ended June 30, 2007 was $52,000 as compared to $1.6 million used in the first three months of 2006. The net loss of $921,000 incurred in the first six months of 2007 was partially off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $758,000. Additional cash was used due to increases in accounts receivable of $56,000, inventories of $102,000, and decreases in accrued restructuring charges of $186,000. These increases were offset by an increase in accounts payable of $518,000.

Net cash used in investing activities in the six months ended June 30, 2007 consisted of property additions of $27,000. Net cash provided by investing activities of $476,000 for the six months ended June 30, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $118,000. This was partially offset by equipment purchases of $207,000.

Net cash provided by financing activities for the six months ended June 30, 2007 was $264,000 as compared to $1.1 million provided during the first six months of 2006. Net cash provided in the current year fiscal quarter consisted of net borrowing on the revolving line of credit of $421,000 and net short term borrowing of $38,000 to finance insurance premiums. These amounts were partially offset by principal payments on the bank term loan of $100,000, on capital leases of $57,000 and on the Ohio Development loan of $42,000.

As of June 30, 2007, we were not in compliance with certain bank financial covenants. The bank has not granted a waiver to the relevant financial covenants, but has extended the loan agreement until August 24, 2007.

The Company operates at leased premises in Hudson, Ohio and leased offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due as a result of these arrangements and including the accrued severance charges incurred during the first quarter of 2006 is $365,000 in short-term obligations and $172,000 in long-term obligations at June 30, 2007.

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

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles, goodwill and trademarks, accounting for costs associated with business combinations, accrual of bonus, accrual of income tax liability estimates and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

Item 3 – Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1– Legal Proceedings

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

DPAC TECHNOLOGIES CORP. (Registrant)

August 13, 2007	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel, Chief Executive Officer

August 13, 2007	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.