Form 10QSB
period 2007-09-30
DPAC TECHNOLOGIES CORP
filed 2007-11-14
CIK 784770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☒

The number of shares of common stock, no par value, outstanding as of October 25, 2007 was 92,843,867.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DPAC Technologies Corp.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,298	$37,929
Accounts receivable, net	1,822,289	1,421,286
Inventories	1,275,804	1,500,245
Prepaid expenses and other current assets	67,269	42,401

Total current assets	3,422,660	3,001,861
PROPERTY, Net	364,417	413,098
FINANCING COSTS, Net	34,167	130,472
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,674,229	2,041,744
OTHER ASSETS	45,483	80,840

TOTAL	$11,946,459	$12,073,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$15,791	$—
Revolving credit facility	1,982,000	1,361,000
Current portion of long-term debt	2,398,778	2,097,118
Accounts payable	1,650,523	1,487,916
Accrued restructuring costs - current	306,710	392,081
Other accrued liabilities	651,972	514,300

Total current liabilities	7,005,774	5,852,415
LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	120,470	330,325
Ohio Development loan, less current portion	2,139,476	2,199,645
Liability for warrants	326,600	544,300
Capital lease obligations, less current portion	27,819	24,642

Total long-term liabilities	2,614,365	3,098,912
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 120,000,000 shares authorized; 92,843,867 and 92,774,997 shares outstanding at September 30, 2007 and December 31, 2006, respectively	5,047,075	4,992,515
Accumulated deficit	(2,720,755)	(1,870,324)

Total stockholders’ equity	2,326,320	3,122,191

TOTAL	$11,946,459	$12,073,518

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended:		For the nine months ended:
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUE	$3,093,479	$3,866,449	$8,828,246	$10,556,346
COST OF GOODS SOLD	1,676,851	2,129,370	5,045,377	5,797,259

GROSS PROFIT	1,416,628	1,737,079	3,782,869	4,759,087
OPERATING EXPENSES
Sales and marketing	327,641	534,456	1,099,834	1,679,939
Research and development	297,694	233,207	908,993	759,466
General and administrative	396,719	500,048	1,348,412	1,563,691
Amortization of intangible assets	122,505	122,505	367,515	285,845
Restructuring charges	—	—	—	77,942

Total operating expenses	1,144,559	1,390,216	3,724,754	4,366,883

INCOME FROM OPERATIONS	272,069	346,863	58,115	392,204
OTHER EXPENSES:
Interest expense	363,990	383,161	1,121,246	1,098,642
Fair value adjustment for warrant liability	(163,300)	(108,800)	(217,700)	54,800

TOTAL OTHER EXPENSES	200,690	274,361	903,546	1,153,442

INCOME (LOSS) BEFORE INCOME TAXES	71,379	72,502	(845,431)	(761,238)

INCOME TAX (PROVISION) BENEFIT	(800)	(34,000)	(5,000)	256,913

NET INCOME (LOSS)	$70,579	$38,502	$(850,431)	$(504,325)

NET INCOME (LOSS) PER SHARE:
Net Income (Loss) - Basic and diluted	$0.00	$0.00	($0.01)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	92,844,000	92,775,000	92,832,000	87,135,000

Diluted	97,171,000	97,512,000	92,832,000	87,135,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(850,431)	$(504,325)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	472,885	400,651
Provision for bad debts	(841)	(196)
Provision for obsolete inventory	28,000	56,001
Accretion of discount and success fees on debt	497,580	533,827
Amortization of deferred financing costs	96,305	81,165
Fair value adjustment of liability for warrants	(217,700)	54,800
Deferred incomes taxes	—	(256,913)
Non-cash compensation expense	50,424	35,091
Changes in operating assets and liabilities:
Accounts receivable	(400,162)	(241,817)
Inventories	196,441	(203,978)
Prepaid expenses and other assets	10,489	(29,378)
Accounts payable	162,607	(697,578)
Accrued restructuring charges	(295,226)	(261,089)
Other accrued liabilities	137,672	(355,843)

Net cash used in operating activities	(111,957)	(1,389,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(42,920)	(235,863)
Acquisition, net of cash acquired	—	565,109
Proceeds from the sale of assets	—	118,534
Other	—	(70)

Net cash provided by (used in) investing activities:	(42,920)	447,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	621,000	218,000
Net borrowing (repayments) under short term notes	15,791	(183,260)
Net proceeds from bank term loan	—	600,000
Repayments on bank term debt	(133,336)	(116,669)
Proceeds from Ohio Development loan	—	2,266,612
Principal repayments on Ohio Development loan	(72,916)	—
Principal repayment on Subordinated Debt	—	(1,500,000)
Financing costs incurred	—	(185,309)
Principal payments on capital lease obligations	(60,429)	(60,977)
Proceeds from issuance of common stock	4,136	2,372
Dividends paid	—	(19,500)

Net cash provided by financing activities	374,246	1,021,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	219,369	79,397
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	37,929	11,164

CASH & CASH EQUIVALENTS, END OF PERIOD	$257,298	$90,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$530,319	$433,550

Income taxes paid	$5,000	$1,610

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$13,769	$33,150

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

Basis of Presentation

As indicated in Note 2, certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.

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

Interim financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 10 and 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

No stock options were granted during the three month periods ended September 30, 2007 and 2006. During the nine month periods ended September 30, 2007 and 2006 the Company recognized compensation expense for stock options of $50,424 and $35,091, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at September 30, 2007 was $214,000, which is expected to be recognized over a weighted-average period of 3.5 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Nine Months Ended:
	September 30, 2007	September 30, 2006
Expected life	3.5 Years	4 years
Volatility	131%	99%
Interest rate	4.7%	4.3%
Dividends	None	None

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

Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At September 30, 2007, 8,085,000 shares were available for future grants under the Plan.

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Number of Options Exercisable
Outstanding - December 31, 2006	8,444,102	$0.86	8,444,102

Granted (weighted-average fair value of $0.08)	3,350,000	$0.10
Exercised	(68,870)	$0.06
Canceled	(712,292)	$0.52

Outstanding - September 30, 2007	11,012,940	$0.66	7,975,440

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that of the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

NOTE 2 – Liquidity

At September 30, 2007 we had a cash balance of $257,000 and a deficit in working capital of $3,583,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company had accumulated losses of approximately $2,721,000 at September 30, 2007. Additionally, the Company has Bank loan balances of approximately $2,245,000 which are due and payable on November 30, 2007 and a subordinated debt obligation of approximately $2,000,000 which was due and payable on August 31, 2007.

The Company’s ability to continue its operations is dependant upon its raising of capital through debt or equity financing, in order to meet its debt obligations and working capital needs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently engaged in seeking additional funds to satisfy the debt obligations either through an equity capital raise or through new debt financing, or a combination of both. We may also seek to merge the Company with another entity or look to sell certain assets of the Company. We do not have a binding agreement for the additional funding with any person or firm. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers regarding payment terms. Although management believes that efforts currently underway to obtain additional funding can be successful, we can provide no assurance that we will be able to obtain any necessary financing on satisfactory terms, or if at all.

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

NOTE 4 – Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials and sub-assemblies	$826,203	$1,091,566
Finished goods	727,101	658,179
Less: reserve for excess and obsolete inventories	(277,500)	(249,500)

Total net inventories	$1,275,804	$1,500,245

NOTE 5 – Debt

At September 30, 2007 and December 31, 2006, outstanding debt is comprised of the following:

	September 30, 2007	December 31, 2006
Revolving credit facility	$1,982,000	$1,361,000

Short term notes	$15,791	$—

Bank term debt	$262,700	$396,036
Less: current portion	(262,700)	(396,036)

Net long-term portion	$—	$—

Capital lease obligations	$38,897	$85,557
Less: current portion	(11,078)	(60,915)

Net long-term portion	$27,819	$24,642

Ohio Development Loan	$2,264,476	$2,303,812
Less: current portion	(125,000)	(104,167)

Net long-term portion	$2,139,476	$2,199,645

Subordinated debt	$1,500,000	$1,500,000
Accretion of success fee	500,000	277,780
Less: Unamortized discount on subordinated term loan due to stock warrants	(0)	(241,780)
Less: current portion	(2,000,000)	(1,536,000)

Net long-term portion	$—	$—

Total Current Portion of Long-term debt	$2,398,778	$2,097,118

Total Net Long-term Debt	$2,139,476	$2,199,645

Liability for warrant	$326,600	$544,300

At September 30, 2007, the Company had a $15,791 short-term note outstanding, bearing an annual interest rate of 12%, payable monthly through November 2007. The note was entered into to finance insurance premiums.

On February 28, 2006, QuaTech entered into a Fifth Amendment to the Credit Agreement with National City Bank (“Bank”). Pursuant to the Agreement, QuaTech has borrowed $600,000 as a term loan and has access to a revolving commitment of up to $2,000,000. The term loan was payable in 18 consecutive monthly installments of principal beginning on March 5, 2006 in the amount of $16,667 for the first 17 installments and the unpaid balance payable as the 18th installment was due on August 5, 2007. The revolving commitment allows QuaTech to borrow and repay based upon working capital needs and became due on August 1, 2007. The amount of available borrowing under the revolving commitment is based upon a borrowing base of QuaTech’s eligible accounts receivable and inventory, and was calculated to be $2,000,000 at September 30, 2007 . The interest rate on the term loan is the prime rate plus 2% and is payable monthly. Interest accrues on the revolving credit agreement at a rate that may fluctuate from 0.5% to 4% above the prime rate. National City is secured by all of the assets of QuaTech and Steven Runkel and William Roberts have personally guaranteed QuaTech’s indebtedness to National City under the term loan.

On August 2, 2007, the Company entered into a Reservation of Rights Letter and Loan Continuation Standstill Agreement (“Continuation Agreement”) with the Bank extending the maturity due date for both the term loan and revolving commitment to August 24, 2007, at which time all debt became due and payable. Pursuant to the Continuation Agreement, the Bank will continue to lend under the revolving commitment with interest only payments for both the term loan and revolving commitment being paid on August 5, 2007.

On August 30, 2007, the Company entered into a Reservation of Rights and Loan Continuation Standstill Agreement (the “Standstill Agreement”) with the Bank. The Standstill Agreement replaces the Continuation Standstill Agreement dated August 2, 2007. The Standstill Agreement, among other matters, extends the maturity dates for repayment of certain amounts of indebtedness of the Company under the Credit Agreement until November 30, 2007 (or earlier if the Company defaults or violates the terms of the Standstill Agreement). Further, the Standstill Agreement permits the Company to continue to borrow under the Credit Agreements (subject to the terms thereof with respect to the maximum loan amount(s)) during such period of forbearance and notwithstanding the Company’s noncompliance with certain covenants contained in the Credit Agreement. Under the Standstill Agreement the Company has agreed to pay additional interest of 3% over the applicable rate except that 2% of such additional interest will be deferred until November 30, 2007 and not paid if the loans under the Credit Agreement are repaid before November 30, 2007. Further the Company has agreed to make a mandatory additional payment on its term loan if it receives certain specified customer prepayments. The Standstill Agreement also provides that the Company shall pay a forbearance fee of up to $50,000 payable in installments of $10,000 each on September 1, 2007, October 1, 2007 and November 1, 2007 and $20,000 on November 30, 2007. However if the loans under the Credit Agreement are repaid prior to November 30, 2007, the $20,000 final installment shall be forgiven. Finally, the Company agreed to provide National City Bank with additional financial information including cash flow projections and weekly updates on potential refinancing including any potential merger or sale of the business.

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

On February 28, 2006, QuaTech and DPAC entered into a certain Joinder Agreement and Third Amendment to the Subordinated Loan and Security Agreement with The HillStreet Fund, L.P. The Subordinated Loan and Security Agreement as amended is hereinafter referred to as the “HillStreet Loan Agreement”. Pursuant to the HillStreet Loan Agreement, DPAC and QuaTech, as co-borrowers, have borrowed $1,500,000 (the “HillStreet Debt”) which was to be repaid with interest at the rate of 15% per year on or before August 31, 2007. The HillStreet Debt may be prepaid at any time without penalty. Upon payment of the HillStreet Debt, the Company must also pay HillStreet a success fee of $500,000. The HillStreet Debt is secured by all the assets of the Company which security interest is subordinated to the interest of National City Bank and is pari passu to the security interest of the State of Ohio. The success fee is being accrued as additional interest expense each month over the term of the loan.

The Company did not repay the balance of $2,000,000, including the success fee, which was due and payable on August 31, 2007 and is currently in default of the Hillstreet Loan Agreement. Per the terms of the Hillstreet Loan Agreement, the Company is obligated to pay an additional fee of $25,000 per month until the principal is paid in full and issue additional detachable warrants to purchase 1% of the common stock of the Company. The default interest rate has increased to 19% per year on the balance of the outstanding debt.

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

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrant, the Company classified the fair value of the warrant, calculated to be $544,000, as a separate liability and accordingly discounted the principal amount of the HillStreet note. The $544,000 discount was accreted to the principal amount of the HillStreet loan amount over the 18 month term of the note and amortized as additional interest expense. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. At September 30, 2007, based on the Company’s common stock share price $0.06, the Company calculated the fair value of the warrant to be $326,600. Accordingly, the Company adjusted the fair value of the liability and recorded a non-cash gain of $163,300 and $217,700 for the three and nine months ended September 30, 2007, respectively.

NOTE 6 – Concentration of Customers

No single customer accounted for more than 10% of net sales for either the three or nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, sales to one major customer accounted for 19% and 21% of net sales, respectively. Accounts receivable from this customer accounted for 14% of net accounts receivable at September 30, 2006. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 7 – Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss periods, as the effect is anti-dilutive.

The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended September 30,
	2007	2006
Shares used in computing basic net income per share	92,844,000	92,775,000
Dilutive effect of stock options and warrants	4,327,000	4,737,000

Shares used in computing diluted net income per share	97,171,000	97,512,000

	Nine-months ended September 30,
	2007	2006

Shares used in computing basic net loss per share	92,832,000	87,135,000
Dilutive effect of stock options and warrants	—	—

Shares used in computing diluted net loss per share (1)	92,832,000	87,135,000

(1)

Potential common shares of 4,595,000 and 4,776,000 have been excluded from diluted weighted average common shares for the nine month periods ended September 30, 2007 and 2006, respectively, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at September 30, 2007 was 92,843,867.

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

The Company had export sales of 30% and 25% of net sales for the three and nine months ended September 30, 2007 and 14% and 15% of net sales for the three and nine months ended September 30, 2006. Export sales were primarily to Canada and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.

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

The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS No. 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.

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

In addition to the above risks, DPAC is currently in need for significant capital or debt financing to repay existing debt obligations. The Company has Bank loan balances of approximately $2,245,000 which are due and payable on November 30, 2007 and a subordinated debt obligation of approximately $2,000,000 which was due and payable on August 31, 2007, under which the Company is currently in default. The Company does not have the means to repay these obligations without the raising of additional capital, either in the form of equity or debt financing. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all.

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

Three Months Ended September 30, 2007 and 2006

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Three Months Ended:
	September 30, 2007		September 30, 2006		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$3,093,479	100.0%	$3,866,449	100.0%	$(772,970)	-20.0%
COST OF SALES	1,676,851	54.2%	2,129,370	55.1%	(452,519)	-21.3%

GROSS PROFIT	1,416,628	45.8%	1,737,079	44.9%	(320,451)	-18.4%
OPERATING EXPENSES:
Sales and marketing	327,641	10.6%	534,456	13.8%	(206,815)	-38.7%
Research and development	297,694	9.6%	233,207	6.0%	64,487	27.7%
General and administrative	396,719	12.8%	500,048	12.9%	(103,329)	-20.7%
Amortization expense	122,505	4.0%	122,505	3.2%	—	0.0%

	1,144,559	37.0%	1,390,216	36.0%	(245,657)	-17.7%

INCOME FROM OPERATIONS	272,069	8.8%	346,863	9.0%	(74,794)	-21.6%
OTHER EXPENSE:
Interest expense	363,990	11.8%	383,161	9.9%	(19,171)	-5.0%
Fair value adjustment for warrant liability	(163,300)	-5.3%	(108,800)	-2.8%	(54,500)	50.1%

INCOME BEFORE INCOME TAXES	71,379	2.3%	72,502	1.9%	(1,123)	-1.5%

INCOME TAX BENEFIT (PROVISION)	(800)	0.0%	(34,000)	-0.9%	33,200	-97.6%

NET INCOME	70,579	2.3%	38,502	1.0%	32,077	83.3%

Net Sales. Net sales of $3.1 million for the quarter ended September 30, 2007 decreased by $773,000 or 20% as compared to net sales for the prior year third quarter. Net sales related to the Company’s Device Connectivity products decreased $904,000, or 32% from the quarter ended September 30, 2006, while net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $131,000, or 12% over the quarter ended September 30, 2006.

Gross Profit. Gross profits decreased by $320,000 or 18% as a direct result of the decrease in net sales. The increase in gross profit as a percentage of net sales is due to the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the quarter ended September 30, 2007 of $328,000 decreased by $207,000 or 39% from the quarter ended September 30, 2006. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $151,000 and a decrease in advertising and Internet search engine costs of $32,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger.

Research and Development Expenses. Research and development expenses of $298,000 for the third quarter of 2007 increased by $64,000 or 28% as compared to the third quarter of 2006. The increase is due to increased personnel costs to support the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses incurred for the third quarter of 2007 of $397,000 decreased by $103,000 or 21% from the prior year period. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities. Effective April 1, 2007, the Company terminated its lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.

Interest Expense. The Company incurred interest expense of $364,000 during the third quarter of fiscal year 2007, as compared to $383,000 incurred in the same period of the prior year. Interest expense in the current year period included additional fees in the amount of $37,500 due the extension of the Bank loan agreement and the default condition associated with our Subordinated debt. The following non-cash charges are included in interest expense during the third quarter of 2007: accretion of success fees of $67,000, amortization of deferred financing costs of $24,000, and amortization of the discount for warrants of $60,000.

Fair Value Adjustment of Warrant Liability. The company recorded a $163,300 gain related to the adjustment of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2007, based on the Company’s common stock share price $0.06, the Company calculated the fair value of the warrant to be $326,600. Accordingly, the Company adjusted the liability for the warrant from the previous amount of $489,900 at June 30, 2007 and recorded a gain of $163,300 for the quarter ended September 30, 2007.

Income Taxes. In the fourth quarter of fiscal year 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. No income tax provision or benefit has been provided during the three months ended September 30, 2007. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

The Company recorded a provision for income taxes of $34,000 or 47% of the pre-tax income for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	For the Nine Months Ended:
	September 30, 2007		September 30, 2006		Change
	Results	% of Net Sales	Results	% of Net Sales	Dollars	%
NET SALES	$8,828,246	100.0%	$10,556,346	100.0%	$(1,728,100)	-16.4%
COST OF SALES	5,045,377	57.2%	5,797,259	54.9%	(751,882)	-13.0%

GROSS PROFIT	3,782,869	42.8%	4,759,087	45.1%	(976,218)	-20.5%
OPERATING EXPENSES:
Sales and marketing	1,099,834	12.5%	1,679,939	15.9%	(580,105)	-34.5%
Research and development	908,993	10.3%	759,466	7.2%	149,527	19.7%
General and administrative	1,348,412	15.3%	1,563,691	14.8%	(215,279)	-13.8%
Amortization expense	367,515	4.2%	285,845	2.7%	81,670	28.6%
Restructuring charges	—	0.0%	77,942	0.7%	(77,942)	-100.0%

	3,724,754	42.2%	4,366,883	41.4%	(642,129)	-14.7%

INCOME FROM OPERATIONS	58,115	0.7%	392,204	3.7%	(334,089)	-85.2%
OTHER (INCOME) EXPENSE:
Interest expense	1,121,246	12.7%	1,098,642	10.4%	22,604	2.1%
Fair value adjustment for warrant liability	(217,700)	-2.5%	54,800	0.5%	(272,500)	-497.3%

LOSS BEFORE INCOME TAXES	(845,431)	-9.6%	(761,238)	-7.2%	(84,193)	11.1%
INCOME TAX BENEFIT (PROVISION)	(5,000)	-0.1%	256,913	2.4%	(261,913)	-101.9%

NET LOSS	(850,431)	-9.6%	(504,325)	-4.8%	(346,106)	68.6%

Net Sales. Net sales for the nine months ended September 30, 2007 of $8.8 million decreased by $1.7 million or 16% as compared to net sales for the same period in the prior year. Net sales related to the Company’s Device Connectivity products decreased $2.7 million, or 32% from the nine months ended September 30, 2006, while net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $923,000, or 40% over the prior year period.

Gross Profit. Gross profits decreased by $976,000 or 21% as a direct result of the decrease in net sales. The reduction in gross profit as a percentage of net sales is due to the lower sales volume over which fixed production costs are absorbed and the change in product mix.

Sales and Marketing Expenses. Sales and marketing expense for the nine months ended September 30, 2007 of $1.1 million decreased by $580,000 or 35% from the prior year period. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $420,000 and a decrease in advertising and Internet search engine costs of $84,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger.

Research and Development Expenses. Research and development expenses of $909,000 for the nine months ended September 30, 2007 increased by $150,000 or 20% as compared to the same period in the prior year. The increase is due to increased personnel costs to support development within the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses incurred for the first nine months of 2007 of $1.3 million decreased by $215,000 or 14% from the same period in the prior year. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities. Effective April 1, 2007, the Company terminated it lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s current needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the merger on February 28, 2006 being amortized over 5 years.

Restructuring Charge. The restructuring charge incurred in the nine months ended September 30, 2006 related to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in the current fiscal year period.

Interest Expense. Interest expense incurred of $1,121,000 for the first nine months of fiscal year 2007 increased by $23,000 as compared to the same period in the previous fiscal year. The current year period included additional fees in the amount of $37,500 due the extension of the Bank loan agreement and the default condition associated with our Subordinated debt. The following non-cash charges are included in interest expense during the first nine months of 2007: accretion of success fees of $256,000, amortization of deferred financing costs of $96,000, and amortization of the discount for warrants of $242,000.

Fair Value Adjustment of Warrant Liability. For the nine months ended September 30, 2007, the company recorded a net gain of $217,700 related to the adjustment of the liability for the warrant associated with the subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2007, based on the Company’s common stock share price $0.06, the Company calculated the fair value of the warrant to be $326,600. The Company recorded a charge to earning of $54,800 in the prior year period related to the fair value adjustment for the warrant liability.

Income Taxes. In the fourth quarter of fiscal year 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. No income tax provision or benefit has been provided during the nine months ended September 30, 2007. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

The Company recorded an income tax benefit of $257,000 or 34% of the pre-tax loss for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007 we had a cash balance of $257,000 and a deficit in working capital of $3,583,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company had accumulated losses of approximately $2,721,000 at September 30, 2007. Additionally, the Company has Bank loan balances of approximately $2,245,000 which are due and payable on November 30, 2007 and a subordinated debt obligation of approximately $2,000,000 which was due and payable on August 31, 2007.

The amount of cash the Company can generate from future operations will not be sufficient to satisfy the debt obligations. The Company is in default of the subordinated debt obligation and will be in default of the Bank loan obligation if the Company does not raise sufficient equity or debt financing to pay its loan balances on the respective due date above.

The Company’s ability to continue its operations is dependant upon its raising of capital through debt or equity financing, in order to meet its debt obligations and working capital needs.

Management is currently engaged in seeking additional funds to satisfy the debt obligations either through an equity capital raise or through new debt financing, or a combination of both. We may also seek to merge the Company with another entity or look to sell certain assets of the Company. We do not have a binding agreement with any person or firm. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers regarding payment terms. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. Any future sale of our equity securities would likely dilute or subordinate the ownership interest of existing shareholders. Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs incurred, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity to support our operating activities for the near term, exclusive of the repayment of the aforementioned debt obligations.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon many factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the reduction of liabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See “Cautionary Statements.”

Net cash used in operating activities for the nine months ended September 30, 2007 was $112,000 as compared to $1.4 million used in the first nine months of 2006. The net loss of $850,000 incurred in the first nine months of 2007 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $927,000. Additional cash was used due to increases in accounts receivable of $400,000 and decreases in accrued restructuring charges of $295,000.

Net cash used in investing activities in the nine months ended September 30, 2007 consisted of property additions of $43,000. Net cash provided by investing activities of $447,000 for the nine months ended September 30, 2006 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $118,000. This was partially offset by equipment purchases of $235,000.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $374,000 as compared to $1.0 million provided during the first nine months of 2006. Net cash provided in the current year period consisted of net borrowing on the revolving line of credit of $621,000 and net short term borrowing of $18,000 to finance insurance premiums. These amounts were partially offset by principal payments on the bank term loan of $133,000, on capital leases of $60,000 and on the Ohio Development loan of $73,000.

As of September 30, 2007, we were not in compliance with certain bank financial covenants. The bank has not granted a waiver to the relevant financial covenants, but has extended the loan agreement until November 30, 2007.

The Company operates at leased premises in Hudson, Ohio and leased offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.

The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Severance Agreement Commitments. As a result of the merger, the Company is party to severance agreements with former DPAC employees and is obligated to continue payments on these agreements, with the latest obligation being due in April 2009. The balance due as a result of these arrangements and including the accrued severance charges incurred during the first quarter of 2006 is $307,000 in short-term obligations and $120,000 in long-term obligations at September 30, 2007.

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

Item 3 – Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6 – Exhibits

10.1	Reservation of Rights and Loan Continuation Standstill Agreement dated August 1, 2007 (incorporated by reference herein to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2007).

10.2	Reservation of Rights and Loan Continuation Standstill Agreement dated August 29, 2007 (incorporated by reference herein to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2007).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP.
(Registrant)

November 14, 2007	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

November 14, 2007	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Reservation of Rights and Loan Continuation Standstill Agreement dated August 1, 2007 (incorporated by reference herein to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2007).

10.2	Reservation of Rights and Loan Continuation Standstill Agreement dated August 29, 2007 (incorporated by reference herein to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2007).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.