Form 10KSB
period 2007-12-31
DPAC TECHNOLOGIES CORP
filed 2008-03-31
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-KSB
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _______________  to  _______________
Commission file number: 0-14843
DPAC TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

California	33-0033759
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO	44236
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 553-1170
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, without par value
Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
The issuer’s revenues for the year ended December 31, 2007 were $12,125,349
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on February 22, 2008 based on a closing price of $0.03 for the Common Stock of the Company was $2,502,000.
The number of shares of registrant’s Common Stock outstanding at February 22, 2008 was 92,890,836 shares.
Documents Incorporated By Reference — None.
Transitional Small Business Disclosure Format YES ☐ NO ☑

DPAC TECHNOLOGIES CORP.
FORM 10-KSB
for the year ended December 31, 2007
I N D E X

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
HOW TO OBTAIN DPAC TECHNOLOGIES SEC FILINGS
All reports filed by DPAC Technologies with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. DPAC also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.
PART I
ITEM 1: BUSINESS
DPAC Technologies Corp., a California corporation (“DPAC”) through its wholly owned subsidiary, QuaTech, Inc. (“QuaTech”), designs, manufactures, and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). The Company sells to customers in both domestic and foreign markets.
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

General Description of Business
QuaTech is an industry leader in device networking and connectivity solutions. Through design, manufacturing and support, QuaTech maintains high standards of reliability and performance. Customers include OEM’s, value added resellers (VAR’s) and System Integrators, as well as end-users in many industries, including banking, retail/POS, access control, building automation and security, and energy management. QuaTech is a leading supplier of data connectivity products to financial institutions, serving five of the top ten U.S. banks.
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
In 2001, QuaTech initiated the development of its serial device server product line that would allow devices with traditional serial ports to be connected to a Local Area Network (LAN) through a TCP/IP connection. This product line was released for commercial availability in late 2003. QuaTech has continued the development of this product line through the release of new product models, including products capable of connecting to the network through a wireless 802.11b interface.

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
International Sales
The Company had export sales that accounted for 26% and 17% of total net sales in 2007 and 2006 respectively. Export sales were primarily to Canada, Spain and Western European countries. Foreign sales are made in U.S dollars. Specific demand shifts by customers could result in significant changes in our export sales from year to year.
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
The manufacturing for the wireless product is being done offshore. We are reliant on the offshore manufacturer to provide a quality product and meet our production requirements. We currently have a six to eight week lead-time on various products and schedule the manufacturing requirements based on our sales forecasts. Changes to the sales forecast could affect the inventory level of the wireless product. There is currently no second source for the production of the wireless module, but QuaTech does have the right to transfer production to another manufacturer if there are problems with the manufacturer. If QuaTech were required to change its primary offshore manufacturer, it would require significant time. This may lead to not having sufficient inventory to meet pending sales requirements. We believe that the offshore manufacturer is of sufficient size and resources to meet any production requirements that we may have, including any foreseeable increased volume needs for the wireless products.
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
Research and Development
Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for 2008 will focus on developing new wireless and related products and expanding our product offerings.
QuaTech’s engineering, research and development expenses were $1,179,000 in 2007 and $1,077,000 in 2006. QuaTech does not rely upon patent protection to protect its competitive position. The nature of the market QuaTech competes in places a heavy emphasis on the ability of QuaTech to service and support the customer along with the reliability of the product’s design and manufacturing. Engineering activities consist of the design and development of new products and the redesign of existing products to keep current with changes in the industry and products offered by the Company’s competitors. The Company also designs and develops new products for specific customers and such activities are often conducted in partnership with our customers.
We are currently involved in research and development for new software and hardware approaches for utilization in our wireless product line, as well as the development of package level products that may incorporate our wireless products as part of the overall system design. Our product development activities are solution driven, and our goal is to create technological advancements by working with each customer to develop advanced cost-effective products that solve each customer’s specific requirements. However, we for the most part develop products within the 802.11 standard and infrequently might develop patentable inventions. The 802.11 standards on which our products are based are defined by IEEE and designed to insure interoperability of all products purporting to meet the standard.

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
Backlog
As of December 31, 2007 QuaTech had backlog orders which management believed to be firm commitments of approximately $900,000. All of these orders are expected to ship in calendar year 2008. Backlog as of any particular date is not necessarily indicative of QuaTech’s future sales trends.
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

Personnel
As of December 31, 2007, QuaTech employed 38 full time employees, 34 of which are located at QuaTech’s facility in Hudson, Ohio, and 4 of which are located in Southern California. Of the 38 full-time employees, 6 were in general and administration, 9 were in sales, marketing and customer support, 9 were in engineering, research and development, and 14 were in operations and manufacturing. The Company occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and no employees are represented by a union.
ITEM 2: PROPERTIES
QuaTech’s principal place of business is located at 5675 Hudson Industrial Parkway, Hudson, Ohio 44236 where the company leases approximately 17,100 square feet of combined office, warehousing and product assembly space. QuaTech has leased the space through April 2009.
Additionally, the Company leases sales and administrative offices in Southern California.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the Over The Counter Bulletin Board under the symbol “DPAC.OB.” The following table sets forth the high and low closing sale prices on the Nasdaq Small Cap Market as reported by The Nasdaq Stock Market.

	High	Low

Fiscal Year ended December 31, 2006:
Quarter Ended
March 31, 2006	$0.16	$0.04
June 30, 2006	$0.20	$0.10
September 30, 2006	$0.15	$0.09
December 31, 2006	$0.12	$0.09

Fiscal Year ended December 31, 2007:
Quarter Ended
March 31, 2007	$0.15	$0.10
June 30, 2007	$0.12	$0.07
September 30, 2007	$0.10	$0.06
December 31, 2007	$0.07	$0.02
Holders
There were approximately 250 shareholders of record as of February 22, 2008. We believe there are approximately 6,500 beneficial shareholders of DPAC Common Stock held in street name.
Dividends
We do not expect to pay any dividends in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.
Unregistered Sales of Equity Securities
As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2008, the Company sold as of January 30, 2008 to Development Capital Ventures, L.P., an affiliate of the Company, twenty thousand (20,000) shares of Series A Preferred Stock at a price per share of $100, for a total purchase price of $2,000,000. Subsequently, the Company made additional sales of Series A Preferred Stock at $100 per share on February 25, 2008 to James Bole in the amount of 500 shares, for an aggregate purchase price of $50,000, and March 24, 2008 to William J. Roberts, in the amount of 750 shares, for an aggregate purchase price of $75,000. Each of Messrs. Bole and Roberts are directors of the Company.
The Company’s Certificate of Designations with respect to the Series A Preferred Stock provides that each issued share of the Series A Preferred Stock is convertible at the option of the holder at any time (prior to a change of control or liquidation) into shares of the Company’s common stock at a rate of approximately 2,353 shares of Common Stock per share of Series A Preferred Stock.
The shares were issued to the above purchasers without registration under Section 4(2) of the Securities Act of 1933, as amended.
Equity Compensation Plan Information
Our shareholders have approved all compensation plans under which DPAC’s Common Stock currently is reserved for issuance. The following table provides summary information as of December 31, 2007 for all equity compensation plans of DPAC.

No. of Shares of
Common Stock
Remaining Available
for future Issuance
	Number of Shares of		under the Equity
	Common Stock to be	Weighted-Average	Compensation Plans
	Issued upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options	Outstanding Options	reflected in column 1)

Equity Compensation Plans Approved by Shareholders	10,545,001	$0.68	12,222,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	10,545,001	$0.68	12,222,000

ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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
Revenue Recognition
The majority of our revenue is derived from the sales of products. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post-delivery obligations other than warranty. Revenue is recognized from the sale of products at the point of passage of title, which is at the time of shipment to customers, including OEMs, distributors and other strategic end user customers. Revenue recognition is deferred in all instances when the earnings process is incomplete, such as sales to certain customers that may have certain rights of return and price protection provisions. Estimated reserves are established by the company for potential future returns and price protection adjustments based on an analysis of authorized returns compared to received returns, current on hand inventory at certain customers, and sales to certain customers for the current period. QuaTech also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period.
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
Goodwill and Intangibles
We review the recoverability of the carrying value of goodwill and intangibles with indefinite lives on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill or intangibles has possibly occurred. In the fourth quarter of 2007, the market value of the Company’s common stock substantially declined, which the Company determined was a potential indicator of impairment of its goodwill. Because of the expertise required to value goodwill and intangible assets, the Company engaged the services of a third party to assist with the year end impairment analysis and performed a “Step one” impairment test. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. The valuation analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss for our goodwill. Recording an impairment charge for goodwill could have a material adverse impact on our operating results for the period in which such charge was recorded. As of December 31, 2007, based on the Company’s analysis, there was no impairment of goodwill.
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

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $9,980,000 expires through 2027; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $884,281 for 2007 and $2,714,861 for 2006. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
Recently Issued Accounting Standards
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-3 on its consolidated financial statements.
In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that of the adoption of SFAS No. 157 will have on its consolidated financial statements.
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

Results of Operations
The following table summarized DPAC’s results of operations as a percentage of net sales for the two years ended December 31, 2007 and 2006.

	2007		2006		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$12,125,349	100.0%	$13,740,156	100.0%	$(1,614,807)	-11.8%
Cost of goods sold	7,002,971	57.8%	7,705,454	56.1%	(702,483)	-9.1%
Gross profit	5,122,378	42.2%	6,034,702	43.9%	(912,324)	-15.1%
Sales and marketing expenses	1,404,088	11.6%	2,180,582	15.9%	(776,494)	-35.6%
Research and development	1,179,196	9.7%	1,077,455	7.8%	101,741	9.4%
General and administrative expenses	1,775,817	14.6%	2,063,004	15.0%	(287,187)	-13.9%
Amortization of intangible assets	490,020	4.0%	408,350	3.0%	81,670	20.0%
Restructuring charges	—	0.0%	77,942	0.6%	(77,942)
Income from operations	273,257	2.3%	227,369	1.7%	45,888	20.2%
Interest expense	1,454,962	12.0%	1,473,192	10.7%	(18,230)	-1.2%
Fair value adjustment for warrant liability	(415,300)	-3.4%	300	0.0%	(415,600)
Loss before income taxes	(766,405)	-6.3%	(1,246,123)	-9.1%	479,718	-38.5%
Income tax benefit	(151)	0.0%	(243,966)	-1.8%	243,815	-99.9%
Net loss	$(766,254)	-6.3%	$(1,002,157)	-7.3%	235,903	-23.5%
Net Sales
Net sales for the year ended December 31, 2007 of $12,125,000 decreased by $1,615,000 or 12% compared to net sales for the year ended December 31, 2006. Net sales related to the Company’s Device Connectivity products decreased $2,973,000 or 28%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $1,362,000, or 44% over the year ended December 31, 2006. The decrease in revenues for the Device Connectivity product line is primarily due to reduction in IT infrastructure spending of two major customers in the banking and financial services industry.
Gross Profit
Gross profit decreased by $912,000 or 15% to $5,122,000 in fiscal year 2007 from $6,035,000 in 2006 due to the decrease in net sales. Gross profit as a percentage of sales decreased to 42% in 2007 from 44% in 2006. The decrease in gross profit percentage is due to the lower revenues as well as a change in product mix. Fixed operating expenses represent a larger percentage of cost of goods sold as a result of the lower revenue figures.
Sales and Marketing
Sales and marketing expenses of $1,404,000 decreased by $776,000 or by 36% from $2,181,000 in fiscal year 2006. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $507,000, a decrease in advertising and Internet search engine costs of $107,000, and lower consulting cost of $76,000. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger and represent a decrease in sales and marketing personnel headcount of 5 individuals.
Research and Development
Research and development expenses of $1,179,000 in fiscal year 2007 increased by $102,000 or 9% from $1,077,000 in fiscal year 2006. The increase is due to increased personnel costs and consulting services incurred to support the Airborne wireless product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expense
General and administrative expenses of $1,776,000 in 2007 decreased by $287,000 or 14% from $2,063,000 in fiscal year 2006. The decrease was primarily due to decreases in facilities rent and utilities incurred related to the Company’s Southern California facilities. Effective April 1, 2007, the Company terminated it’s lease and relocated out of its Garden Grove, CA facility into executive office space sized appropriately for the Company’s current needs.
Amortization Expense
Amortization expense of $490,000 and $408,000 in 2007 and 2006 is related to the amortization of purchased intangible assets acquired in the merger on February 28, 2006 being amortized over 5 years.
Restructuring Charges
The restructuring charge of $78,000 in 2006 relates to accrued severance costs for the termination of a former officer as a result of the Merger. No restructuring costs were recorded in 2007.
Interest Expense
Interest expense incurred of $1,455,000 for the year ended December 31, 2007 decreased by $18,000 or 1% as compared to $1,473,000 in 2006. The current year period included $145,000 of additional fees due to the extension of the Bank loan agreement and the default condition associated with our Subordinated debt. The following non-cash charges are included in interest expense during 2007: accretion of success fees of $267,000, amortization of deferred financing costs of $99,000, and amortization of the discount for warrants of $242,000.
Fair Value Adjustment of Warrant Liability.
For 2007, the Company recorded a net gain of $415,000 related to the adjustment of the liability for the warrant associated with the subordinated debt. Under SFAS 133, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At December 31, 2007, based on the Company’s common stock share price of $0.01, the Company calculated the fair value of the warrant to be $129,000. The Company recorded a charge to earnings of $300 in the prior fiscal year related to the fair value adjustment for the warrant liability.
Income Taxes
In the fourth quarter of 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. The Company recorded an income tax benefit of $151 for 2007 and $244,000 for 2006.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company ended 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of 2006. The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $855,000 in cash proceeds from financing arrangements made during 2006 in connection with the reverse merger completed on February 28, 2006. The deficit working capital position at December 31, 2007 is primarily due to $2,095,000 in Bank revolving and term debt due on January 31, 2008 and $2,000,000 in Subordinated Debt which was due and payable in August 2007. Additionally, the liability for warrants was classified as a current liability as of December 31, 2007 because the warrant can be “put” to the Company on or after February 28, 2008. The amount of cash the Company will generate from future operations would not have been sufficient to satisfy the debt obligations. Management had previously announced its intentions to address the Company’s need for additional funds to satisfy the debt obligations either through an equity capital raise or through new debt, or a combination of both. On January 31, 2008, the Company closed on a financing transaction that raised sufficient funds to satisfy these obligations and provide the Company with additional working capital.
On January 31, 2008, the Company consummated an equity and financing transaction comprising of an issuance of cumulative convertible preferred stock and the funding of a new senior bank line of credit and subordinated term debt. The preferred stock issuance for $2.0 million consists of 20,000 shares of Series A Preferred shares issued to Development Capital Ventures, L.P. The Preferred shares carry an initial annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0M working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. The Company will initially have availability to draw up to approximately $2.1 million under the line of credit. The line of credit contains certain financial and other covenants that the Company must comply with. Additionally, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.
In conjunction with the closing on January 31, 2008, the Company terminated its lending relationship with and paid in full its debt obligations with National City Bank and the Hillstreet Fund, notwithstanding the warrant liability for the Hillstreet Fund.
Although the rate at which cash will be consumed is dependent on the amount of revenues realized during each period and on the amount of costs incurred, management believes that our cash position and borrowings available under our line of credit will be adequate to continue to maintain liquidity to support our operating activities for the near term.
The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon many factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the reduction of liabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. There can be no assurance that additional financing will be available if and when needed on terms favorable to the Company, if at all. Any future sale of our equity securities would likely dilute or subordinate the ownership interest of existing shareholders. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See “Cautionary Statements.”

Net cash provided by operating activities for fiscal year 2007 was $109,000 and consisted of the net loss of $766,000, offset by net non-cash sources of cash totaling $924,000, which included depreciation and amortization of $623,000, the accretion of discount and success fees on debt of $509,000, and partially off-set by the fair value adjustment of the liability for the warrant of $415,000. Additionally, net cash was used for the increase in accounts receivable of $223,000 and the payments of restructuring charges of $402,000. Net cash used in 2006 was $1,241,000. In addition to the net loss from operations, the primary uses of cash in fiscal year 2006 were the reductions in accounts payable of $751,000, accrued restructuring charges of $397,000 and other accrued liabilities of $251,000. These uses of cash were partially off-set by non-cash charges incurred in 2006 totaling $1,295,000, which included depreciation and amortization of $561,000 and the accretion of the warrant discount and accrual of success fees on debt of $719,000.
Net cash used in investing activities in 2007 of $63,000 was for the purchase of equipment. Net cash provided by investing activities in 2006 of $413,000 consisted of cash acquired in the acquisition, net of the license payment, of $565,000 and proceeds from the sale of the data acquisition product line of $119,000. This was partially offset by equipment purchases of $246,000.
Net cash provided by financing activities for the year ended December 31, 2007 was $173,000 and consisted of net borrowing under the Company’s revolving credit facility of $621,000, off-set by repayments on bank term debt of $283,000, repayments on the Ohio Development loan of $104,000, and capital lease principal payments of $66,000. Net cash provided in 2006 of $855,000 was primarily provided by the funding of new loan agreements that generated net cash proceeds of $2,663,000, offset by the principal reduction in the Subordinated Loan balance of $1,500,000. Additionally, the Company received net advances from the bank line of credit of $186,000. These amounts of funds provided in 2006 were partially reduced by financing charges incurred of $185,000 and the payment of $202,000 in short-term notes.
The Company operates at leased premises in Hudson, Ohio which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $150,000 in capital equipment during fiscal year 2008.
As of December 31, 2007, we were not in compliance with certain bank financial covenants. The bank has not granted a waiver to the relevant financial covenants, but has extended the loan agreement until January 31, 2008, at which time the debt was paid in full, as indicated above.
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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:
Capital Lease Obligations
We have various capital lease obligations in connection with equipment purchases. Our outstanding capital lease obligations of $33,529 relate to manufacturing and test equipment and are included as part of short-term and long-term debt within our balance sheet.
Operating Lease Obligations
We have operating leases for our facilities with future minimum payments of $291,000 as of December 31, 2007.
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

Severance Agreement Commitments
The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at December 31, 2007 is $269,000 in short-term obligations and $52,000 in long-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
Inflation
Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for either of the two years ended December 31, 2007.
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
Potential Future Insufficiency of Capital and Financial Resources
We required additional financing to meet our ongoing obligations through the end of the year ending December 31, 2007. Subsequent to December 31, 2007, we refinanced our obligations outstanding as referred to above. Despite the refinancing, our continued ability to obtain financing when needed may be unavailable if and when needed. Once we obtain financing, the terms and conditions of the financing could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include additional costs and expenses, including higher interest rates and the acceleration of maturity dates on other debt financing. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.
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

Intellectual Property Rights
Our ability to compete effectively is dependent on our proprietary know-how and our ability to develop and apply technology. We have applied for patents in the wireless area. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.
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
Variability of Gross Margin
Gross profit as a percentage of sales was 42% for the year ended December 31, 2007 as compared to 44% for the year ended December 31, 2006. Any change in the gross margins can typically be attributed to mix of products, revenue levels and increases to our fixed cost structure. As we market our products, the product mix may change over time and result in changes in the gross margin.
We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of our products may decline depending upon the price changes of our cost of sales, which would have a material adverse effect on our net sales and could have a material adverse effect on our business, financial condition and results of operations. Accordingly, our ability to maintain or increase net sales will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices.
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
Our suppliers, contract manufacturers or customers could become competitors
Many of our customers internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers and prospective customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our results of operations
International Sales
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

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether the United States or other countries will implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. Because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customers’ purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce any rights under such agreements and to collect damages, if awarded. These factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs
If our contract manufacturer is unable to respond promptly and timely to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us.
By using contract manufacturers, our ability to directly control the use of all inventory is reduced because we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to pay inventory carrying costs or purchase excess inventory. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.
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

Additional Capital Funding to Impair Value of Investment
We may need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities, acquisitions, and other costs. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, our shareholders would incur additional interest expenses that would reduce earnings and cash flow of the Company. Also, plans to borrow and repay the debt are subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be incurred to satisfy and refinance the obligation, and the debt therefore could grow. If a company’s debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.
Geographic Concentration of Operation
Our wireless product line is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of the manufacturing operations resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our sub-contractors’ operations and consequently harm our business, financial condition and results of operations.
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
Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. At December 31, 2007, we have reserved a total of 6,923,749 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being “in-the-money,” the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant’s exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.
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
Not applicable.
ITEM 8A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, is in the process of conducting an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. While significant progress has been made, management has not been able to complete its evaluation against this framework. As this evaluation is not yet complete, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework. No material weaknesses have been uncovered from the work completed to date.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to reports on management’s assessment of the effectiveness of internal controls over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 5 are newly effective, some of the judgments will be in areas that may be open to interpretation.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B: OTHER INFORMATION
Not Applicable.

PART III
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The following table sets forth certain information regarding our directors as of December 31, 2007:

Name	Since	Age	Positions
Creighton K. Early	2003	55	Chairman of the Board of Directors
Steven D. Runkel	2006	46	President, Chief Executive Officer, and Director
Samuel W. Tishler	2000	70	Director
Dennis R. Leibel	2006	63	Director
William Roberts	2006	53	Director
Mark Chapman	2006	46	Director
James Bole	2006	45	Director
Position with Company (in addition to Director) and Principal Occupations during the Past Five Years
Creighton K. (“Kim”) Early is our Chairman of the Board of Directors. Mr. Early has resumed his position as a Consulting Principal with the Environmental Financial Consulting Group since his resignation as the Chief Executive Officer of DPAC, a position he held from May 1, 2004 until February 28, 2006. From December 18, 2003 to April 30, 2004, he was our interim-CEO. From April 2003 until May 2004, he was a Consulting Principal in the Environmental Financial Consulting Group. From 1988 through 2002, Mr. Early served in several management positions while employed by Earth Tech, Inc., an engineering consulting and asset management company. These positions included Chief Financial Officer from June 1988 through October 1999 and as President of the company’s Global Water Management Division from November 1999 through December 2002. Prior to joining Earth Tech, Mr. Early held senior level finance positions at electronics manufacturers’: Informer, Inc., Schiff Photo Mechanics and Hi-Tek Corporation. Mr. Early has a BS from Ohio State University and an MBA from the University of Michigan.
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

Dennis R. Leibel has served as a Director of the Company since February 2006 and chairs the Audit Committee. Mr. Leibel is a founding partner of Equire Associates LLC, a financial consulting business. Mr. Leibel is also a private investor and a retired financial and legal executive. Mr. Leibel also serves on the Board of Directors of Microsemi Corporation where he is Chairman and on the Board of Directors of Commerce Energy Group. Mr. Leibel holds a B.S. degree in accounting, a Juris Doctor degree and an L.L.M. degree.
William Roberts is a 30 year veteran in retailing.  He currently is Executive Vice President of merchandising with Belk Inc. Belk is a $4 billion private retail chain based out of Charlotte, NC.  Prior to Belk, Mr. Roberts has held various merchandising positions with May Department Stores and Macy’s.
Mark Chapman is Senior Vice President and General Manager at Comarco Inc (Nasdaq: CMRO), a provider of wireless network test equipment. Previously, he was an independent wireless consultant also acting as Vice President of Business Development for WiSpry, a venture funded fabless semiconductor company targeting broadband and wireless communications. From 2001 to 2003 Mr. Chapman served as president and CEO of Ditrans Corp, a developer of Digital Transceiver products. Mr. Chapman’s prior experience also includes various management, sales and marketing positions at Rockwell Semiconductor (now Conexant) where he had responsibility for various modem products and later wireless data products. Mr. Chapman also worked for Thorn EMI, a contractor for British Telecom; and Racal Milgo, Inc., manufacturer of modems in Reading, England in various systems engineering positions. Mr. Chapman received a BSEE with first class honors from Robert Gordon’s University, Aberdeen, Scotland.
James Bole is Vice President of SOA Solutions at Software AG (which acquired webMethods), a German global enterprise software company. Mr. Bole has more than 20 years of entrepreneurial software development and technical management experience in both startups and Fortune 100 companies. From 2001 to September 2006, Mr. Bole was Vice President of Products and Professional Services at Infravio, a venture capital-backed software startup acquired by webMethods. Prior to joining Infravio, Mr. Bole held executive positions at Lockheed Martin (NYSE: LMT), Formtek (acquired by Lockheed Martin), and WorkExchange Technologies. Mr. Bole holds a BS in Applied Mathematics/Computer Science from Carnegie Mellon University.
Executive Officers
The following information is provided with respect to DPAC’s current executive officers. Information for Mr. Steven D. Runkel is provided under the heading “Directors” above.
DPAC’s executive officers and their ages as of December 31, 2007 are as follows:

Name	Age	Positions

Stephen J. Vukadinovich	59	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.

Board of Director Meetings and Committees
During the year ended December 31, 2007, the board of Directors held 14 meetings. All members of the Board of directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.
During the year ended December 31, 2007, each Board of Directors member attended at least 75% of the meetings of the board of Directors and at least 75% of the meetings of the committees on which he served.
We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.
The Audit Committee meets periodically with the company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. As of the end of 2007 the Audit Committee was composed of Mr. Leibel, Mr. Tishler and Mr. Chapman, all of whom are independent directors. Mr. Leibel is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of Regulation S-B. The Audit Committee operates under a formal charter that governs its duties and conduct.
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
Based solely upon a review of the copies of such forms furnished to us, we believe that during 2007 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Code of Ethics for Financial Professionals
Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon written request. Request can be made by mail or fax to:
DPAC Technologies Corp.
5675 Hudson Industrial Park
Hudson, Ohio 44236
Fax: 330-655-9020

ITEM 10: EXECUTIVE COMPENSATION
The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the year ended December 31, 2007 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the year ended December 31, 2007:
Summary Compensation Table

							Change in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred Compen-	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Compensation	sation Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven D. Runkel	2007	226,923	0	0	79,720	0	0	30,548	337,191
Chief Executive Officer (1)	2006	189,808	0	0	0	0	0	29,914	219,722
Stephen J. Vukadinovich	2007	140,000	0	0	17,900	0	0	6,000	163,900
Chief Financial Officer (2)	2006	135,000	0	0	14,400	0	0	6,000	155,400

(1)
Mr. Runkel’s other compensation in column (i) consisted of vehicle costs and apartment rental costs. Because Mr. Runkel does not live in Hudson, OH, the Company maintains an apartment in Hudson, OH for Mr. Runkel. Additionally, Mr. Runkel, who serves as a director of the Company, does not receive compensation for such service as a director. Mr. Runkel’s compensation is for 10 months of 2006.

(2)	Mr. Vukadinovich’s other compensation in column (i) consisted of vehicle costs.
Option Grants
During 2007, the Company issued to employees, excluding Directors, stock option grants to purchase 3,050,000 shares of common stock, all vesting over a four year period.
The following tables contain information concerning the stock option grants to the Company’s Named Executive Officers for the year ended December 31, 2007.

Option Grants in Last Fiscal Year
		% of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date
Steven D. Runkel Chief Executive Officer	1,000,000	32.8%	$0.10	April 2017
Stephen J. Vukadinovich Chief Financial Officer	225,000	7.4%	$0.10	April 2017

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
								Equity
			Option Awards					Incentive Plan	Equity Incentive
			Equity Incentive					Awards:	Plan Awards:
	Number of	Number of	Plan Awards:					Number of	Market or Payout
	Securities	Securities	Number of			Number of	Market Value	Unearned	Value of
	Underlying	Underlying	Securities			Shares or	of Shares or	Shares, Units or	Unearned Shares,
	Un-exercised	Unexercised	Underlying	Option		Units of Stock	Units of Stock	Other Rights	Units or Other
	Options	Options	Unexercised	Exercise	Option	That Have	That Have	That Have Not	Rights That Have
	(#)	(#)	Unearned Options	Price	Expiration	Not Vested	Not Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(4)	($)(5)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven D. Runkel	697,874		0	$0.02	02/28/2011	0	0	0	0
	697,874			$0.03	02/28/2012
	697,874			$0.06	02/28/2014
		1,000,000		$0.10	04/11/2017

Stephen J. Vukadinovich	40,000		0	$5.63	05/08/2010	0	0	0	0
	7,500			$2.56	11/22/2010
	7,500			$1.91	12/29/2010
	8,000			$1.50	03/22/2011
	12,000			$1.78	06/01/2011
	4,000			$1.97	10/22/2011
	5,000			$2.12	12/03/2011
	12,000			$1.71	07/25/2012
	35,000			$0.94	04/10/2013
	100,000			$0.38	11/04/2014
	120,000			$0.16	02/28/2016
		225,000		$0.10	04/11/2017
Employment Agreements

The Company does not have current written employment agreements with either Mr. Runkel or Mr. Vukadinovich. On February 28, 2006, the Company entered into an employment agreement with Mr. Runkel. However that agreement expired by its terms on December 31, 2006. Upon the expiration of the February 2006 agreement, Mr. Runkel and DPAC’s Compensation Committee verbally agreed that Mr. Runkel’s employment with the Company would continue under the same terms as the February 2006 agreement except that, effective in November 2006, his base salary was increased from the $210,000 annually called for in the February 2006 agreement to $250,000 per year. Thus for 2007 Mr. Runkel earned a base salary of $250,000 per year, an auto allowance of $750 per month and was eligible to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Runkel’s employment for any reason other than for “cause” or if Mr. Runkel terminates his employment for “good reason”, as those terms are defined in the February 2006 agreement, Mr. Runkel will be entitled to a severance equal to the continuation of his base salary and auto allowance for twelve months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Runkel, if any, shall become fully vested and may be exercised by him for two years form the date of his termination.

Notwithstanding the salary that was earned by Mr. Runkel, he voluntarily deferred slightly over $23,000 of his salary due to the Company’s liquidity problems in 2007. This amount is owed by the Company to Mr. Runkel and may be paid at any time.

The Company’s Compensation Committee is currently working to replace the arrangement with Mr. Runkel with a new written employment agreement.

Mr. Vukadinovich is paid a base salary of $140,000 and receives an auto allowance of $500 per month. While there is no written contract with him, the Company has told him that it will pay him a severance equal to six months of his salary and auto allowance if the Company terminates Mr. Vukadinovich’s employment without cause. The Compensation Committee is also seeking to put in place a written employment agreement with Mr. Vukadinovich in the near future.

Compensation of Directors
The following table sets forth the compensation of the Board for the 2007 fiscal year:

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Creighton K. Early	0	0	3,586	0	0	46,026	49,612
Steven D. Runkel	0	0	0	0	0	0	0
Samuel W. Tishler	11,500	0	3,586	0	0	0	15,086
Dennis R. Leibel	15,500	0	3,586	0	0	0	19,086
William Roberts	0	0	3,586	0	0	0	3.586
Mark Chapman	11,500	0	3,586	0	0	0	15,086
James Bole	11,500	0	3,586	0	0	0	15,086
(1)
Mr. Early’s other compensation consists of severance payments related to his role as Chief Executive Officer of the Company, from which he resigned on February 28, 2006. Mr. Early does not receive cash compensation related to being a Director of the Company while he continues to receive severance payments.

(2)	Mr. Runkel’s compensation is included in the Executive Compensation summary table. Mr. Runkel does not receive any compensation related to being a director of the Company.

(3)
Mr. Roberts was due other compensation of $20,000 in severance payments in 2007, related to his role as an employee of the Company, from which he resigned on February 28, 2006. Mr. Roberts does not receive cash compensation related to being a Director of the Company while he continues to receive severance payments. Mr. Roberts elected to defer his severance compensation payments during 2007.

(4)	The Directors as a whole elected to defer the cash payments related to fees earned in Column (b) during 2007, until new financing was completed in January 2008.

(5)	Per FAS 123R, the Company recognized $21,516 of non-cash compensation expense in its consolidated financial statements related to stock option grants issued to directors for 2007.
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
Each non-employee director is granted annually an option to purchase up to 50,000 shares of the Company’s Common Stock at the fair market value of such shares at the time of such grant. Such option grants have a 10 year life and are immediately exercisable and fully vested at the time of grant. The annual stock options are granted on the first business day of each fiscal year. For the year ended December 31, 2007, options to purchase 50,000 shares of common stock were granted to each of the following directors: Mr. Early, Mr. Roberts, Mr. Tishler, Mr. Chapman, Mr. Bole and Mr. Leibel. All options granted had an exercise price of $0.09 per share.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables sets forth certain information as of January 31, 2007, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

Name of Beneficial Owner (and Address of	Amount and Nature of		Percentage of
Each 5% Beneficial Owner)	Beneficial Ownership		Class (1)

Development Capital Ventures, LP4443 Brookfield Corporate Drive, Suite 110 Chantilly, VA 20151	97,644,721	(2)	69.8%

The HillStreet Fund, L.P. 300 Main Street, Suite 1C Cincinnati, Ohio 45202	5,443,457	(3)	5.5%

Current directors, director nominees, and executive officers:
Steven Runkel	3,675,638	(4)	3.9%
Kim Early	960,000	(5)	1.0%
William Roberts	8,004,248	(6)	8.6%
James Bole	150,000	(7)	*
Mark Chapman	160,000	(7)	*
Dennis Leibel	150,000	(7)	*
Samuel Tishler	411,000	(8)	*
Stephen Vukadinovich	351,000	(7)	*

All executive officers and directors as a group (eight)	13,861,886		14.3%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an warrant or option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes the equivalent of 47,058,824 common shares for the potential conversion of 20,000 shares of Class A Preferred Shares.

(3)	Consists of 5,443,457 shares subject to warrants that are exercisable within 60 days.

(4)	Includes 2,093,622 shares subject to options that are exercisable within 60 days.

(5)	Includes 920,000 shares subject to options that are exercisable within 60 days.

(6)	Includes 150,000 shares subject to options that are exercisable within 60 days.

(7)	Entirely comprised of shares subject to options that are exercisable within 60 days.

(8)	Includes 410,000 shares subject to options that are exercisable within 60 days.

*	Represents less than 1% of the outstanding shares.

Equity Compensation Plan Information

No. of Shares of
Common Stock
Remaining Available
for future Issuance
	Number of Shares of		under the Equity
	Common Stock to be	Weighted-Average	Compensation Plans
	Issued upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options	Outstanding Options	reflected in column 1)

Equity Compensation Plans Approved by Shareholders	10,545,001	$0.68	12,222,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	10,545,001	$0.68	12,222,000

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not Applicable.
ITEM 13: EXHIBITS
The following documents are filed as part of this Form 10-K:
2.1	Agreement dated March 7, 2005 between the Registrant and QuaTech, Inc., which is incorporated by reference to the Registrant ‘s Form 8-K as filed March 8, 2005.

2.2
Agreement and Plan of Reorganization dated April 26, 2005 among the Registrant, DPAC Acquisition Sub, Inc. and QuaTech, Inc., is incorporated by reference to the to 2.4 to Form 8-K as filed by the Registrant on April 27, 2005.

3.1	Articles of Incorporation, as amended, which are incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event July 11, 1988.

3.2	By-laws, as amended, which are incorporated by reference to Registrant’s Current Report on Form 8-K, Date of Event July 11, 1988.

3.3	Certificate of Determination dated January 3, 2008, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

4.1
Common Stock Purchase Warrant dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.1	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997, incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.

10.2	Renewal of Garden Grove lease, incorporated by reference to the Registrant’s Form 10- K filed June 1, 2004 for the year ended February 29, 2004.

10.3	1996 Stock Option Plan as incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.*

10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.6	Description of CEO Severance Agreement dated March 18, 2004, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed January 14, 2005.

10.7	Description of Supplemental Severance Policy, incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 23, 2005.*

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

10.20	Description of Director Compensation adopted March 14, 2006, incorporated by reference to the Registrants Current Report on Form 8-K, Date of Events March 14, 2006.

10.21	Letter Agreement dated December 5, 2007 between QuaTech, Inc. and National City Bank, which is incorporated by reference to the Registrant’s Form 8-K as filed December 7, 2007.

10.22	Credit Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.23
Revolving Credit Promissory Note dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.24	Security Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.25
Subordination Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc., Canal Mezzanine Partners, L.P. and Fifth Third Bank, between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.26
Acknowledgement Agreement dated January 30, 2008 between Fifth Third Bank and Development Capital Ventures, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.27
Senior Subordinated Note and Warrant Purchase Agreement dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.28
Senior Subordinated Note dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.29
Security Agreement dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.30
Co-Sale Agreement dated January 31, 2008 between the Registrant, Development Capital Ventures, LP, William Roberts, Steven D. Runkel, and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.31
Registration Rights Agreement dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.32
Acknowledgement Agreement dated January 31, 2008 between Canal Mezzanine Partners, L.P. and Development Capital Ventures, LP, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.33	Subscription Agreement dated December 17, 2007 between the Registrant and Development Capital Ventures, LP, which is incorporated by reference to the Registrant’s Form 8-K as filed February 5, 2008.

10.34	Subscription Agreement dated February 22, 2008 between the Registrant and James Bole.

10.35	Subscription Agreement dated March 24, 2008 between the Registrant and William Roberts.

14.1	Code of Business Conduct and Ethics, incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.

16.1	Letter from Bober, Markey, Fedorovich & Company, dated March 6, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event, February 28, 2006.

23.1	Consent of Maloney + Novotny, LLC, a Registered Independent Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page to this report).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued March 28, 2008 announcing the financial results for the fourth quarter and year ended December 31, 2007.

*	Management compensatory plan or arrangement

(c) Financial Statement Schedules Excluded from Annual Report: None
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Maloney + Novotny LLC (formerly Hausser + Taylor LLC) (“Maloney + Novotny”) served as the company’s independent auditor for the years ended December 31, 2007 and 2006. The following is a summary of the fees billed to the Company by Maloney + Novotny, which served as the Company’s auditor, and for professional services rendered during the years ended December 31, 2007 and 2006:

Fee Catgegory	2007	2006
Audit Fees	$85,000	$107,900
Audit-Related Fees	—	—
Tax Fees	—	—
Total Fees	$85,000	$107,900
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
Until October 19, 2007, Maloney + Novotny had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its shareholders provided non-audit services. As a result of this arrangement, Maloney + Novotny had no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of Maloney + Novotny. Maloney + Novotny manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
Our audit committee pre-approves all fees for services to be performed by our principal accountant in accordance with our audit committee charter.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	DPAC TECHNOLOGIES CORP.
	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
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

/s/ Creighton K. Early	March 31, 2008
Creighton K. Early
Chairman of the Board

/s/ Steven D. Runkel	March 31, 2008
Steven D. Runkel
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ William Roberts	March 31, 2008
William Roberts, Director

/s/ Samuel W. Tishler	March 31, 2008
Samuel W. Tishler, Director

/s/ Mark Chapman	March 31, 2008
Mark Chapman, Director

/s/ Dennis R. Leibel	March 31, 2008
John W. Hohener, Director

/s/ Jim Bole	March 31, 2008
Jim Bole, Director

/s/ Stephen J. Vukadinovich	March 31, 2008
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

DPAC TECHNOLOGIES CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

DPAC TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DPAC Technologies Corp.
Hudson, Ohio
We have audited the accompanying consolidated balance sheets of DPAC Technologies Corp. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DPAC Technologies Corp. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
MALONEY + NOVOTNY LLC
Cleveland, Ohio
March 21, 2008

DPAC Technologies Corp.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,189	$37,929
Accounts receivable, net	1,645,540	1,421,286
Inventories	1,337,591	1,500,245
Prepaid expenses and other current assets	66,893	42,401

Total current assets	3,307,213	3,001,861

PROPERTY, Net	356,516	413,098

FINANCING COSTS, Net	31,667	130,472
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,551,724	2,041,744
OTHER ASSETS	18,048	80,840

TOTAL	$11,670,671	$12,073,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit facility	$1,982,000	$1,361,000
Current portion of long-term debt	2,237,699	2,036,203
Current portion of capital lease obligations	11,910	60,915
Accounts payable	1,866,052	1,487,916
Accrued restructuring costs — current	268,988	392,081
Liability for warrants	129,000	—
Other accrued liabilities	556,128	514,300

Total current liabilities	7,051,777	5,852,415

LONG-TERM LIABILITIES
Accrued restructuring costs, less current portion	51,692	330,325
Ohio Development loan, less current portion	2,119,633	2,199,645
Liability for warrants	—	544,300
Capital lease obligation, less current portion	21,619	24,642

Total long-term liabilities	2,192,944	3,098,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, no par value - 120,000,000 shares authorized; 92,890,836 and 92,774,997 shares issued and outstanding in 2007 and 2006, respectively	5,062,528	4,992,515
Accumulated deficit	(2,636,578)	(1,870,324)

	2,425,950	3,122,191

TOTAL	$11,670,671	$12,073,518

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

NET SALES	$12,125,349	$13,740,156

COST OF GOODS SOLD	7,002,971	7,705,454

GROSS PROFIT	5,122,378	6,034,702

OPERATING EXPENSES
Sales and marketing	1,404,088	2,180,582
Research and development	1,179,196	1,077,455
General and administrative	1,775,817	2,063,004
Amortization of intangible assets	490,020	408,350
Restructuring charges	—	77,942

Total operating expenses	4,849,121	5,807,333

INCOME FROM OPERATIONS	273,257	227,369

OTHER (INCOME) EXPENSES:
Interest expense	1,454,962	1,473,192
Fair value adjustment for warrant liability	(415,300)	300

Total other expenses	1,039,662	1,473,492

LOSS BEFORE INCOME TAXES	(766,405)	(1,246,123)

INCOME TAX BENEFIT	(151)	(243,966)

NET LOSS	$(766,254)	$(1,002,157)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	92,850,000	84,315,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE AT DECEMBER 31, 2005 (1)	29,843,285	$1,300,000	13,876,485	$500,000	$450,000	$(848,667)	1,699,368	$(102,033)	$1,299,300
EXERCISE OF WARRANTS AND STOCK OPTIONS	—	—	19,881,927	2,372	—	—	—	—	2,372
CONVERSION OF PREFERRED TO COMMON SHARES	(29,843,285)	(1,300,000)	29,843,285	1,300,000	—	—	—	—	—
CANCEL TREASURY SHARES AND CLOSE APIC TO COMMON STOCK	—	—	(1,699,368)	347,967	(450,000)	—	(1,699,368)	102,033	—
ISSUANCE OF COMMON STOCK FOR ACQUISITION	—	—	30,872,668	2,807,085	—	—	—	—	2,807,085
COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	35,091	—	—	—	—	35,091
NET LOSS	—	—	—	—	—	(1,002,157)	—	—	(1,002,157)
DIVIDENDS	—	—	—	—	—	(19,500)	—	—	(19,500)

BALANCE AT DECEMBER 31, 2006	—	—	92,774,997	4,992,515	—	(1,870,324)	—	—	3,122,191

EXERCISE OF STOCK OPTIONS	—	—	115,839	5,136	—	—	—	—	5,136
COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	64,877	—	—	—	—	64,877
NET LOSS	—	—	—	—	—	(766,254)	—	—	(766,254)

BALANCE AT DECEMBER 31, 2007	—	$—	92,890,836	$5,062,528	$—	$(2,636,578)	—	$—	$2,425,950

(1)	The number of Quatech shares outstanding at December 31, 2005 have been multiplied by the merger exchange ratio of 45.913.
See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,254)	$(1,002,157)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	623,067	561,412
Provision for bad debts	(841)	(196)
Provision for obsolete inventory	44,000	110,120
Accretion of discount and success fees on debt	508,988	718,987
Amortization of deferred financing costs	98,805	117,518
Fair value adjustment of liability for warrants	(415,300)	300
Deferred incomes taxes	—	(247,814)
Non-cash compensation expense	64,877	35,091

Changes in operating assets and liabilities:
Accounts receivable	(223,413)	(55,118)
Inventories	118,654	(95,774)
Prepaid expenses and other assets	38,300	14,780
Accounts payable	378,136	(751,161)
Accrued restructuring charges	(401,726)	(396,571)
Other accrued liabilities	41,828	(250,698)

Net cash provided by (used in) operating activities	109,121	(1,241,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(62,696)	(245,729)
Acquisition, net of cash acquired	—	565,109
Proceeds from the sale of assets	—	118,534
Acquisition costs incurred	—	(25,000)
Other	—	(70)

Net cash (used in) provided by investing activities:	(62,696)	412,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	621,000	186,000
Net repayments under short term notes	—	(202,498)
Proceeds from bank term loan	—	600,000
Repayments on bank term loan	(283,337)	(203,964)
Proceeds from Ohio Development loan	—	2,266,612
Repayments on Ohio Development loan	(104,167)	—
Principal repayment on Subordinated Debt	—	(1,500,000)
Financing costs incurred	—	(185,309)
Principal payments on capital lease obligations	(65,797)	(88,511)
Proceeds from issuance of common stock	5,136	2,372
Dividends paid	—	(19,500)

Net cash provided by financing activities	172,835	855,202

NET INCREASE IN CASH AND CASH EQUIVALENTS	219,260	26,765

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	37,929	11,164

CASH and CASH EQUIVALENTS, END OF PERIOD	$257,189	$37,929

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$833,823	$603,004

Income taxes paid	$5,000	$1,610

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$13,769	$33,150

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp
Notes to Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Management estimates an allowance for doubtful accounts, which was $25,447, and $26,288 as of December 31, 2007 and 2006, respectively. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company did not incur any bad debt expense for the years ended December 31, 2007 and 2006. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2007 and 2006 totaled $841 and $196, respectively.
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
Financing Costs
Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $99,000 and $118,000 for the years ended December 31, 2007 and 2006, respectively.
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
Intangible assets with indefinite lives at December 31, 2007 and 2006 are comprised of goodwill of $3,822,503, of which $2,739,644 was acquired in the DPAC — QuaTech merger on February 28, 2006, and the QuaTech trade name and customer list of $2,583,000.

The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill and other intangibles using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill and other intangibles exceed the difference between the fair value of the Company and the fair value of all other assets and liabilities. At December 31, 2007 and 2006, there was no impairment of goodwill and other intangibles based on the Company’s most recent analysis.
Amortizable Intangible Assets
Other net intangible assets at December 31, 2007 and 2006 of $ 1,551,724 and $2,041,744, respectively, consists primarily of developed technology and customer related intangibles acquired in the DPAC — QuaTech merger on February 28, 2006. The fair value was determined to be $2,450,094 at the acquisition date and is being amortized over its estimated life of 5 years, with accumulated amortization of $898,370 and $408,350 at December 31, 2007 and 2006. Amortization expense is expected to be approximately $490,000 annually until the intangible assets are fully amortized.
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
Advertising Costs
The cost of advertising is charged to expense as incurred. Advertising expense for the years ended December 31, 2007 and 2006 totaled approximately $309,000 and $402,000, respectively.
Shipping and Handling Costs
The costs of shipping and handling billed to customers in sale transactions are recorded as revenue. Costs incurred for shipping and handling to customers are reported in cost of good sold. Total shipping and handling costs incurred to ship goods to customers were approximately $79,000 and $120,000 for the years ended December 31, 2007 and 2006, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, which are derived primarily from distributors, original equipment manufacturers, and end customers.
The Company maintains its cash balances primarily in two financial institutions. The Federal Deposit Insurance Corporation insures balances up to $100,000 at each institution. The Company had uninsured cash balances of $155,000 and $0 at December 31, 2007 and 2006.

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
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. During the years ended December 31 2007 and 2006, the Company recorded a full valuation allowance associated with its net deferred tax assets.
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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2007	2006

Shares used in computing basic net income (loss) per share	92,850,000	84,315,000
Dilutive effect of stock options and warrants(1)	—	—

Shares used in computing diluted net income (loss) per share	92,850,000	84,315,000

(1)
Potential common shares of 4,988,000 and 4,757,000 have been excluded from diluted weighted average common shares for the years ended December 31, 2007 and 2006, respectively, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at December 31, 2007 and 2006 was 92,890,836 and 92,774,997, respectively.
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
Comprehensive Income
The Company had no items of other comprehensive income for 2007 and 2006.
Recently Issued Accounting Standards
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-3 on its consolidated financial statements.
In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that of the adoption of SFAS No. 157 will have on its consolidated financial statements.
NOTE 2 — LIQUIDITY
The Company ended 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000. This compares to a cash balance of $38,000 and a deficit in working capital of $2,851,000 at the end of fiscal year 2006. The Company has financed its operations primarily though the use of its bank line of credit. Additionally, the Company netted $855,000 in cash proceeds from financing arrangements made during fiscal year 2006 in connection with the reverse merger completed on February 28, 2006. The deficit working capital position at December 31, 2007 is primarily due to $2,095,000 in Bank revolving and term debt due on January 31, 2008 and $2,000,000 in Subordinated Debt which was due and payable in August 2007. On January 31, 2008, the Company closed on a financing transaction that raised sufficient funds to satisfy these debt obligations and provide the Company with additional working capital. Refer to Note 15 — Subsequent Events.
NOTE 3 — MERGER
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
The Company incurred approximately $787,000 of direct costs associated with the merger. In accordance with SFAS 141 — Business Combinations, the direct costs associated with a business combination were included in the purchase price.
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

NOTE 4 — INVENTORIES
At December 31, 2007 and 2006, inventory is comprised of the following:

	2007	2006
Raw materials and sub-assemblies	$850,799	$1,091,566
Finished goods	695,531	658,179
Less: reserve for excess and obsolete inventory	(208,738)	(249,500)

	$1,337,591	$1,500,245

Purchases of component parts and assemblies from three major vendors represented 26%, 21% and 10% of the total inventory purchased in 2007 and 21%, 17% and 13% in 2006. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 5 — PROPERTY
At December 31, 2007 and 2006, property consists of the following:

	2007	2006
Leasehold improvements	$103,714	$103,714
Machinery and equipment	465,717	401,878
Computer software and equipment	601,899	589,273
Office furniture and equipment	79,602	79,602

	1,250,932	1,174,467
Less: Accumulated depreciation	(894,416)	(761,369)

Net property	$365,516	$413,098

Depreciation expense totaled approximately $133,000 and $153,000 for the years ended December 31, 2007 and 2006, respectively.
The Company had $46,919 and $33,150 of equipment purchased under capital leases included in machinery and equipment at December 31, 2007 and 2006, respectively.

NOTE 6 — INCOME TAXES
The income tax benefit consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Current:
Federal	$(5,994)	$—
State	5,843	4,648

Total current	(151)	4,648

Deferred:
Federal	(791,199)	(2,651,530)
State	(93,082)	(311,945)

Total deferred	(884,281)	(2,963,475)

Change in valuation allowance	884,281	2,714,861

Deferred income tax benefit — net	—	(248,614)

Total income tax benefit	$(151)	$(243,966)

At December 31, 2007 and 2006, net deferred tax balances consisted of the following:

	2007	2006
Deferred tax assets
Accounts receivable	9,670	9,989
Accrued expenses	65,974	103,416
Inventory	86,869	35,855
Intangibles	461,564	369,093
General business credits	170,892	—
Incentive stock options	36,327	—
Stock warrants	49,020	—
Net operating loss caryforward	3,792,418	3,205,749

	4,672,734	3,724,102
Valuation allowance	(3,811,415)	(2,927,135)

Deferred tax assets, net	861,319	796,967

Deferred tax liabilities
Property, plant and equipment	(6,348)	(12,540)
Intangibles	(854,971)	(784,427)

Deferred tax liabilities, net	(861,319)	(796,967)

Deferred taxes, net	$—	$—

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $9,980,000 expires through 2027; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $884,281 for 2007 and $2,714,861 for 2006. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
The 2007 and 2006 valuation allowances were calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS No. 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.

A reconciliation of the Company’s effective tax rate compared to the federal statutory rate is as follows:

	2007	2006
Federal statutory rate	(34)%	(34)%
State taxes	0%	0%
Valuation allowance	34%	16%
Other	0%	(2)%

	0%	(20)%

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004 and for state and local tax authorities for years before 2003. The Company does, however, have prior year net operating losses which remain open for examination.
NOTE 7 — DEBT
At December 31, 2007 and 2006, outstanding debt consisted of the following:

	2007	2006

Revolving credit facility	$1,982,000	$1,361,000

Long term debt:
Bank term debt	$112,699	$396,036
Less: current portion	(112,699)	(396,036)

Net long-term portion	$—	$—

Ohio Development Loan	$2,244,633	$2,303,812
Less: current portion	(125,000)	(104,167)

Net long-term portion	$2,119,633	$2,199,645

Subordinated debt	$1,500,000	$1,500,000
Accretion of success fee	500,000	277,780
Less: Unamortized discount for stock warrants	—	(241,780)

	2,000,000	1,536,000
Less: current portion	(2,000,000)	(1,536,000)

Net long-term portion	$—	$—

Total Current Portion of Long-term Debt	$2,237,699	$2,036,203

Total Net Long-term Debt	$2,119,633	$2,199,645

Liability for warrants - Current	$129,000	$—

Liability for warrants - Long Term	$—	$544,300

On February 28, 2006, QuaTech entered into a Fifth Amendment to the Credit Agreement with National City Bank (“Bank”). Pursuant to the Agreement, QuaTech borrowed $600,000 as a term loan and had access to a revolving commitment of up to $2,000,000. The term loan was payable in 18 consecutive monthly installments of principal beginning on March 5, 2006 in the amount of $16,667 for the first 17 installments and the unpaid balance payable as the 18th installment was due on August 5, 2007. The revolving commitment allowed QuaTech to borrow and repay based upon working capital needs and became due on August 1, 2007. The amount of available borrowing under the revolving commitment was based upon a borrowing base of QuaTech’s eligible accounts receivable and inventory, and was calculated to be $2,000,000 at December 31, 2007, of which the Company had drawn $1,982,000 outstanding.

On December 5, 2007, after twice previously extending the maturity dates of the Credit Agreement, the Company entered into a Letter Agreement which extended the maturity dates for repayment of indebtedness of the Company under the Credit Agreement until January 31, 2008. Further, the Letter Agreement permitted the Company to continue to borrow under the Credit Agreements (subject to the terms thereof with respect to the maximum loan amount(s)) during such period of forbearance and notwithstanding the Company’s noncompliance with certain covenants contained in the Credit Agreement. Under the Letter Agreement the Company agreed to pay additional interest of 3% over the applicable rate. The Letter Agreement also provided that the Company pay a forbearance fee of up to $50,000 payable in installments of $12,500 each on December 10, 2007 and January 1, 2008 and $25,000 on January 31, 2008. Finally, the Letter Agreement required the deposit of funds related to a certain equity investment of $2,000,000 into an escrow account at National City Bank by December 10, 2007. The disposition of application of these funds were governed by a signed escrow agreement executed by Bank, Borrower and Development Capital Ventures, L.P., the Company’s majority stockholder.
Interest accrues on the revolving credit agreement at a rate that may fluctuate from 0.5% to 4% above the prime rate, and is payable quarterly. The interest rate on the term loan is the prime rate plus 2% and is payable monthly. The Bank’s prime rate was 7.25% and 8.25% at December 31, 2007 and 2006, respectively. The average debt balance on the line of credit was $1,780,000 in 2007 and the weighted average interest rate was 9.5% for 2007, with the interest rate ranging from 8.5% to 13.25%. The Bank is secured by all of the assets of the Company. The Company’s CEO and a director have personally guaranteed the indebtedness to the Bank under the term loan. The Credit Agreement contains several covenants regarding financial ratios, capital expenditures, and others. The Company was not in compliance with the covenants at December 31, 2007.
As described in Note 15, on January 31, 2008, the Company consummated an equity and financing transaction which allowed the Company to terminate its lending relationship and pay in full its debt obligations with National City Bank.
On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 8.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of National City Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
On February 28, 2006, the Company entered into a certain Joinder Agreement and Third Amendment to the Subordinated Loan and Security Agreement (“Subordinated Loan Agreement”) with the Hillstreet Fund (“Hillstreet”), with detachable warrants, to borrow $1,500,000, which was to be repaid with interest at the rate of 15% per year on or before August 31, 2007. Upon payment of the subordinated debt, the Company must also pay a success fee of $500,000. The subordinated debt is secured by all the assets of the Company which security interest is subordinated to the interest of National City Bank and is pari passu to the security interest of the State of Ohio. The success fee was amortized as additional interest expense each month over the term of the loan and accrued to the face value at the maturity of the note. Concurrent with this transaction, the Company made a $1,500,000 principal reduction payment against the previously existing $3,000,000 Subordinated Term Loan dated July 27, 2000. Because the loan was not paid on the maturity date of August 31, 2007, effective September 1, 2007 the Company was obligated to pay an increased interest rate of 19% per year on the outstanding debt and additional fees of $25,000 per month until the debt was paid in full. Also in accordance with the default provision, the Company is obligated to issue to Hillstreet an additional detachable warrant to purchase 1% of the Company’s common stock, which the Company calculates to represent 1,006,000 shares.
As described in Note 15, on January 31, 2008, the Company consummated an equity and financing transaction which allowed the Company to terminate its lending relationship and pay in full its Subordinated Loan Agreement with the Hillstreet Fund, not withstanding the warrant liability for Hillstreet.
The warrants provide the holder the rights to purchase 5,443,457 shares, plus the additional 1,006,000 shares per the terms of the default provision, of Company common stock at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. At any time upon the first to occur of February 28, 2008 or certain specified capital transactions involving the Company, the warrant holder has the right to put the warrants or any Company common stock issued in exercise of the warrants to the Company at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITA for the trailing 12 month period; and (iii) an appraised value.
In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), due to the put feature of the warrants, the Company classified the fair value of the warrants, calculated to be $544,000 at February 28, 2006, as a separate liability and discounted the face amount of the subordinated note accordingly. The discount was amortized as additional interest expense and accreted to the face value of the note at maturity. Changes to the fair value of the put warrants are recognized in the earnings of the Company in accordance with Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). At December 31, 2007, based on the Company’s common stock share price $0.02, the Company calculated the fair value of the warrants to be $129,000. Accordingly, the Company adjusted the liability for the warrants from the previous balance of $326,600 at September 30, 2007 to $129,000 and recorded a non-cash gain of $197,600 for the quarter ended December 31, 2007. For the year ended December 31, 2007, the Company recorded a non-cash gain of $415,300 and a net charge of $300 for the year ended December 31, 2006. Although the additional warrant had not been issued at December 31, 2007, the financial effects of issuing the warrant have been included in the 2007 financial statements.

Under the terms of the new financing, total maturity amounts of the combined long term debt existing at January 31, 2008 expected to become due in future years is $125,000 in 2008, $125,000 in 2009, $125,000 in 2010, $1,825,000 in 2011, $0 in 2012, and $1,200,000 in 2013.
Interest expense incurred of $1,455,000 for the year ended December 31, 2007 included the following non-cash charges: accretion of success fees for $267,000, amortization of deferred financing costs of $99,000, and amortization of the discount for warrants of $242,000.
Interest expense incurred of $1,473,000 for the year ended December 31, 2006 included the following non-cash charges: accretion of success fees of $315,000, amortization of deferred financing costs of $118,000, and amortization of the discount for warrants of $404,000.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and operation facilities in Hudson, Ohio and Seal Beach, California under operating lease arrangements that expire on March 31, 2009 and April 30, 2008, respectively. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rents were $9,330 as of December 31, 2007 and $16,795 as of December 31, 2006. The facility leases require additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under both operating and capital leases. The following table summarizes the future minimum payments under the Company’s operating and capital leases at December 31, 2007:

Fiscal Year Ending	Capital	Operating

2008	15,335	225,314
2009	12,013	64,380
2010	8,690	1,120
2011	3,620	0

Total minimum lease payments	39,658	$290,814

Less amounts representing interest	(6,129)

Present value of minimum lease payments	33,529
Less current portion	(11,910)

Long-term portion	$21,619

Rent expense under leases was approximately $269,024 and $412,000 for the years ended December 31, 2007 and 2006, respectively.
Distribution Agreement
The Company has entered into a Distribution Agreement with a related entity (the Distributor). This Agreement requires the Company to sell to the Distributor at fifty percent of the Company’s list price. This Agreement applies to the Distributor’s sales in mainland China, Hong Kong, and Taiwan only. The Agreement expires in July 2010. Sales to the Distributor were approximately $62,775 and $199,000 for the years ended December 31, 2007 and 2006, respectively.
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
NOTE 9 — RESTRUCTURING COSTS
As a result of the merger on February 28, 2006, QuaTech assumed accrued restructuring costs of approximately $1,119,000, which consist primarily of accrued severance costs for prior employees of DPAC. Additionally, during 2006, the Company incurred approximately $78,000 in restructuring costs, which consist of severance costs for the termination of an employee of QuaTech. The accrued restructuring costs are payable through April 2009.
A summary of the activity that affected the Company’s accrued restructuring costs for the years ended December 31, 2007 and 2006 is as follows:

Balance — December 31, 2005	$—
Amounts assumed in merger	1,118,977
Amounts expensed	77,942
Amounts paid	(474,513)

Balance — December 31, 2006	722,406
Amounts expensed	—
Amounts paid	(401,726)

Balance — December 31, 2007	$320,680

NOTE 10 — STOCK OPTION PLANS
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
Options issued under this Plan are granted with exercise prices at fair market value and generally vest at a rate of 25% to 50% per year and expire within 10 years from the date of grant or upon 90 days after termination of employment. At December 31, 2007, 12,222,000 shares were available for future grants under the Plan.

A summary of activity for the stock option plans is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding — December 31, 2005(1)	3,543,133	$1.65

Granted (weighted-average fair value of $0.07)	300,000	$0.10
Issued in exchange for DPAC options	5,518,545	$1.54
Exercised	(102,064)	$0.02
Canceled	(815,512)	$1.77

Outstanding — December 31, 2006	8,444,102	$0.86

Granted (weighted-average fair value of $0.08)	3,350,000	$0.10
Exercised	(115,839)	$0.04
Canceled	(1,133,262)	$0.37

Outstanding — December 31, 2007	10,545,001	$0.68

(1)
For comparative purposes, the number of historical QuaTech options for the year ended December 31, 2005 has been multiplied by the merger exchange ratio of 45.9127 and corresponding weighted average exercise prices have been divided by the same ratio.

The aggregate intrinsic value of options exercised in 2007 and 2006 was $4,674 and $330, respectively.

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.02 - $0.49	7,865,451	7.1	$0.10	5,115,451	$0.10
$0.50 - $1.49	1,294,750	4.3	$1.04	1,294,750	$1.04
$1.50 - $2.49	744,800	3.0	$1.79	744,800	$1.79
$2.50 - $7.56	640,000	2.3	$5.86	640,000	$5.86

	10,545,001	6.2	$0.68	7,795,001	$0.89

During the years ended December 31, 2007 and 2006, the Company recognized compensation expense for stock options of $64,887 and $35,091. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2007	2006
Expected life	4 to 6.5 years	4 years
Volatility	96% to 130%	95.3%
Interest rate	4.6%	4.2%
Dividends	None	None

Expected volatilities are based on historical volatility of the Company’s stock. The Company used historical experience with exercise and post employment termination behavior to determine the options’ expected lives. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.
NOTE 11 — CONCENTRATION OF CUSTOMERS
One customer accounted for 10% of net sales for 2007. Sales to two customers accounted for 17% and 12% of total net sales in 2006. The accounts receivable balance from one of these customers accounted for 12% of net accounts receivable at December 31, 2006.
NOTE 12 — SEGMENT INFORMATION
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
The Company had export sales that accounted for 26% and 17% of total net sales in 2007 and 2006 respectively. Export sales were primarily to Canada, Spain and Western European countries. Foreign sales are made in U.S dollars. All long-lived assets are located in the United States.
NOTE 13 — RELATED PARTY TRANSACTIONS
Shipping and Handling
The Company uses the services of a related party for shipping and handling services. Total expenditures under this arrangement were approximately $136,000 and $145,000 for the years ended December 31, 2007 and 2006, respectively. Such amounts represent approximately 50% of shipping and handling costs incurred by the Company during 2007 and 2006. At December 31, 2007 and 2006, amounts due under this arrangement totaled approximately $18,000 and $9,000 respectively.
NOTE 14 — EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan covering substantially all employees. The Company matches 25% of employee deferral contributions up to 6% of eligible wages, as defined. The Company contributed matching contributions of approximately $24,000 and $28,000 in the years ended December 31, 2007 and 2006, respectively.
NOTE 15 — SUBSEQUENT EVENT
On January 31, 2008, the Company consummated an equity and financing transaction comprising of an issuance of preferred stock and the funding of a new senior bank line of credit and subordinated term loan. The preferred stock issuance for $2.0 million consists of 20,000 shares of Series A Preferred shares issued to Development Capital Ventures, L.P. The Preferred shares carry an initial cumulative annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0 million working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories.

The Company will initially have availability to draw up to approximately $2.1 million under the line of credit. The line of credit contains certain financial and other covenants that the Company must comply with. Additionally, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.
In conjunction with the closing on January 31, 2008, the Company terminated its lending relationship with and paid in full its debt obligations with National City Bank and the Hillstreet Fund, notwithstanding the warrant liability for the Hillstreet Fund.

EXHIBIT INDEX

Exhibit
No.	Description
10.34	Subscription Agreement dated February 22, 2008 between the Registrant and James Bole.
10.35	Subscription Agreement dated March 24, 2008 between the Registrant and William Roberts.
23.1	Consent of Maloney + Novotny, LLC, a Registered Independent Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release issued March 28, 2008 announcing the financial results for the fourth quarter and year ended December 31, 2007.