Form 10-Q
period 2008-03-31
DPAC TECHNOLOGIES CORP
filed 2008-05-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of April 22, 2008 was 92,890,836.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,130	$257,189
Accounts receivable, net	1,755,226	1,645,540
Inventories	1,400,420	1,337,591
Prepaid expenses and other current assets	132,035	66,893

Total current assets	3,330,811	3,307,213

PROPERTY, Net	345,694	356,516

FINANCING COSTS, Net	147,001	31,667
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,429,219	1,551,724
OTHER ASSETS	18,048	18,048

TOTAL	$11,676,276	$11,670,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,440,000	$1,982,000
Current portion of long-term debt	125,000	2,237,699
Current portion of capital lease obligations	12,333	11,910
Accounts payable	1,560,414	1,866,052
Accrued restructuring costs — current	232,516	268,988
Put warrant liability	258,000	129,000
Other accrued liabilities	536,850	556,128

Total current liabilities	4,165,113	7,051,777

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	17,440	51,692
Capital lease obligations, less current portion	18,354	21,619
Ohio Development loan, less current portion	2,099,790	2,119,633
Subordinated debt, less current portion	1,144,048	—

Total long-term liabilities	3,279,632	2,192,944

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 21,250 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,014,203	—
Common stock, no par value; 120,000,000 shares authorized; 92,890,836 shares outstanding at March 31, 2008 and December 31, 2007	5,143,984	5,062,528
Preferred stock fees and dividends distributable in common stock	80,588	—
Accumulated deficit	(3,007,244)	(2,636,578)

Total stockholders’ equity	4,231,531	2,425,950

TOTAL	$11,676,276	$11,670,671

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:
	March 31,	March 31,
	2008	2007

NET SALES	$3,033,323	$2,843,646

COST OF GOODS SOLD	1,781,500	1,655,574

GROSS PROFIT	1,251,823	1,188,072

OPERATING EXPENSES
Sales and marketing	324,136	422,997
Research and development	262,834	307,905
General and administrative	485,935	496,409
Amortization of intangible assets	122,505	122,505

Total operating expenses	1,195,410	1,349,816

INCOME (LOSS) FROM OPERATIONS	56,413	(161,744)

OTHER EXPENSES:
Interest expense	266,191	376,101
Fair value adjustment for warrant liability	129,000	—

TOTAL OTHER EXPENSES	395,191	376,101

LOSS BEFORE INCOME TAXES	(338,778)	(537,845)

INCOME TAX PROVISION	1,300	1,200

NET LOSS	$(340,078)	$(539,045)

PREFERRED STOCK DIVIDENDS	30,588	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(370,666)	$(539,045)

NET INCOME (LOSS) PER SHARE:

Net Income (Loss) — Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	92,891,000	92,821,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340,078)	$(539,045)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	148,728	162,695
Provision for bad debts	—	28
Provision for obsolete inventory	12,000	10,000
Accretion of discount and success fees on debt	19,255	185,160
Amortization of deferred financing costs	9,160	36,353
Adjustment to put warrant liability	129,000	—
Non-cash compensation expense	17,656	—

Changes in operating assets and liabilities:
Accounts receivable	(109,686)	(133,098)
Inventories	(74,829)	(49,471)
Prepaid expenses and other assets	(65,142)	(46,747)
Accounts payable	(305,638)	151,123
Accrued restructuring charges	(70,724)	(128,483)
Other accrued liabilities	(19,278)	57,218

Net cash used in operating activities	(649,576)	(294,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(15,401)	(18,363)

Net cash used in investing activities:	(15,401)	(18,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	(542,000)	303,000
Net borrowing under short term notes	—	60,505
Repayments on bank term loan	(112,699)	(50,001)
Repayments on Ohio Development loan	(31,250)	(10,417)
Proceeds from Subordinated term debt	1,200,000	—
Repayment of Subordinated Debt	(2,000,000)	—
Financing costs incurred	(124,494)	—
Principal payments on capital lease	(2,842)	(28,447)
Net proceeds from issuance of preferred stock	2,064,203	—
Proceeds from issuance of common stock	—	4,136

Net cash provided by financing activities	450,918	278,776

NET DECREASE IN CASH AND CASH EQUIVALENTS	(214,059)	(33,854)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	257,189	37,929

CASH & CASH EQUIVALENTS, END OF PERIOD	$43,130	$4,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$199,741	$150,393

Income taxes paid	$1,300	$1,200

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock fees and dividends	$80,588	$—

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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2007 which was filed on Form 10-KSB on March 31, 2008.
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
New Accounting Pronouncements
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
In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. The Company adopted the provisions of EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
SFAS No. 157, “Fair Value Measurements,” was adopted on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not expand or require any new fair value measures, but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The FASB also amended SFAS 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Accordingly, the adoption of this Standard in 2008 was limited to financial assets and liabilities, which affects the disclosure of our put warrant liability. The adoption of SFAS 157, as amended, did not have a material impact on the Company’s financial condition, results of operations or cash flows.
SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement:

Fair Value Measurement at March 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level )	(Level 2)	(Level 3)

Put Warrant Liability	$258,000	—	$258,000	—

NOTE 2 – Inventories
Inventories consist of the following:

		December 31,
	March 31, 2008	2007
Raw materials and sub-assemblies	$951,902	$850,798
Finished goods	669,256	695,531
Less: reserve for excess and obsolete inventories	(220,738)	(208,738)

Total net inventories	$1,400,420	$1,337,591

NOTE 3 – Debt
At March 31, 2008 and December 31, 2007, outstanding debt is comprised of the following:

		December 31,
	March 31, 2008	2007

Revolving credit facility	$1,440,000	$1,982,000

Long term debt:
Bank term debt	$—	$112,699
Less: current portion	—	(112,699)

Net long-term portion	$—	$—

Ohio Development Loan	$2,224,790	$2,244,633
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,099,790	$2,119,633

Subordinated debt	$1,200,000	$1,500,000
Accretion of success fees	5,722	500,000
Less: Unamortized discount for stock warrants	(61,674)	—

	1,144,048	2,000,000
Less: current portion	—	(2,000,000)

Net long-term portion	$1,144,048	$—

Total Current Portion of Long-term Debt	$125,000	$2,237,699

Total Net Long-term Debt	$3,243,838	$2,119,633

Put warrant liability	$258,000	$129,000

On January 31, 2008, the Company consummated an equity and financing transaction which consisted of an issuance of preferred stock and the funding of a new senior bank line of credit and subordinated term loan. In conjunction with the closing on January 31, 2008, the Company terminated its lending relationships with and paid in full its debt obligations with National City Bank and the Subordinated Loan Agreement with the Hillstreet Fund, notwithstanding the put warrant liability for the Hillstreet Fund.
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $3,000,000 working capital line of credit, with a floating interest rate at the bank’s prime rate (5.25% at March 31, 2008) plus 1.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at March 31, 2008 the Company had availability to draw up to a maximum of approximately $2,100,000. The line of credit contains certain financial and other covenants that the Company was in compliance with at March 31, 2008. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2009.

Ohio Development Loan
On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 8.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
Subordinated Debt
On January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), for $1,200,000. The subordinated note has a stated annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of warrants entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price. The warrants have a 10 year life and are exercisable at any time. The subordinated note has been discounted by the fair value of the detachable warrants, with a corresponding contribution to capital. The discount, calculated to be $63,800 at time of issuance, is amortized as additional interest expense and accretes the note to face value at maturity.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a $129,000 charge to earnings for the three months ended March 31, 2008 and no impact to earnings for the three months ended March 31, 2007, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, excluding the put warrant liability, maturing as of March 31st in future years is $125,000 in 2009, $125,000 in 2010, $1,975,000 in 2011, $0 in 2012, and $1,200,000 in 2013.
NOTE 4 – Concentration of Customers
Sales to a single customer accounted for 10% and 14% of net sales for the three months ended March 31, 2008 and 2007, respectively. Accounts receivable from this customer accounted for 8% and 23% of net accounts receivable at March 31, 2008 and 2007, respectively. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
NOTE 5 – Net Income (Loss) Per Share
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

The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	March 31,
	2008	2007
Shares used in computing basic net income per share	92,891,000	92,821,000
Dilutive effect of stock options and warrants(1)	—	—

Shares used in computing diluted net income per share	92,891,000	92,821,000

(1)	Potential common shares of 4,030,000 and 4,803,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2008 and 2007, respectively, as the effect would be anti-dilutive.
The number of shares of common stock, no par value, outstanding at March 31, 2008 was 92,890,836.
NOTE 6 – Stock Options
Stock-Based Compensation
The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption.
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially calls for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At March 31, 2008, 12,210,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the three-month periods ended March 31, 2008 and 2007, the Company recognized compensation expense for stock options of $17,656 and $0, respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at March 31, 2008 was $164,000, which is expected to be recognized over a weighted-average period of 3 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the
	Three Months Ended:
	March 31, 2008	March 31, 2007
Expected life	6.5 Years	—
Volatility	164%	—
Interest rate	3.5%	—
Dividend yield	None	—
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2008:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2007	10,545,001	$0.680

Granted (weighted-average fair value of $0.014)	300,000	$0.014
Exercised	—	—
Canceled	(288,000)	$2.400

Outstanding — March 31, 2008	10,557,001	$0.620	6.2 Years	$36,430

Exercisable — March 31, 2008	7,870,001	$0.800	5.2 Years	$36,430

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
The Company had export sales of 22% and 23% of net sales for the three months ended March 31, 2008 and 2007, respectively. Export sales were primarily to Canada and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (or “FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon the Company’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.
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
This overview of our business reflects DPAC’s acquisition of QuaTech, which was completed by way of a reverse merger (the “Merger”) in which QuaTech became a wholly-owned subsidiary of DPAC. The Merger, as previously reported, was consummated on February 28, 2006.

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
These risks should be read in connection with the detailed risks associated with DPAC and QuaTech set forth under the captions “Risk Factors” in Form 10-KSB filed with the SEC on March 31, 2008 and “Risk Factors—Industry and Business Risks Related to DPAC and Its Business” and “Risk Factors—Industry and Business Risks Related to QuaTech and Its Business” in the registration statement of Form S-4/A filed with the SEC on January 9, 2006.

Results of Operations and Financial Condition
Three Months Ended March 31, 2008 and 2007
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the three months ended:
	March 31, 2008		March 31, 2007		Change
		% of Net		% of Net
	Results	Sales	Results	Sales	Dollars	%
NET SALES	$3,033,323	100%	$2,843,646	100%	$189,677	7%
COST OF GOODS SOLD	1,781,500	59%	1,655,574	58%	125,926	8%

GROSS PROFIT	1,251,823	41%	1,188,072	42%	63,751	5%
OPERATING EXPENSES
Sales and marketing	324,136	11%	422,997	15%	(98,861)	-23%
Research and development	262,834	9%	307,905	11%	(45,071)	-15%
General and administrative	485,935	16%	496,409	17%	(10,474)	-2%
Amortization of intangible assets	122,505	4%	122,505	4%	—	0%

Total operating expenses	1,195,410	39%	1,349,816	47%	(154,406)	-11%

INCOME (LOSS) FROM OPERATIONS	56,413	2%	(161,744)	-6%	218,157	135%
OTHER (INCOME) EXPENSES:
Interest expense	266,191	9%	376,101	13%	(109,910)	-29%
Fair value adjustment for warrant liability	129,000	4%	—	0%	129,000	—

TOTAL OTHER EXPENSES	395,191	13%	376,101	13%	19,090	5%

LOSS BEFORE INCOME TAXES	(338,778)	-11%	(537,845)	-19%	199,067	-37%
INCOME TAX PROVISION	1,300	0%	1,200	0%	100	8%

NET LOSS	$(340,078)	-11%	$(539,045)	-19%	$198,967	-37%
PREFERRED STOCK DIVIDENDS	30,588	1%	—	0%	30,588	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(370,666)	-12%	$(539,045)	-19%	$168,379	-31%

Net Sales. Net sales of $3.0 million for the quarter ended March 31, 2008 increased by $190,000 or 7% as compared to net sales for the prior year first quarter. Net sales related to the Company’s Device Connectivity products decreased $401,000, or 21% from the quarter ended March 31, 2007, while net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $591,000, or 65% over the prior year period.
Gross Profit. Gross profit increased by $64,000 or 5% as a direct result of the increase in net sales. The decrease in gross profit as a percentage of net sales is due to the change in product mix.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2008 of $324,000 decreased by $99,000 or 23% from the prior year first quarter. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech during 2007.
Research and Development Expenses. Research and development expenses of $263,000 for the first quarter of 2008 decreased by $45,000 or 15% as compared to the first quarter of 2007. The decrease is due primarily to decreased spending for consulting and contracting work related to the Airborne product line. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the first quarter of 2008 of $486,000 decreased by $10,000 or 2% from the prior year period. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities offset by increased costs for accounting and legal fees. Effective April 1, 2007, the Company terminated its lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $266,000 during the first quarter of 2008, as compared to $376,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower interest rates. Interest expense in the current year period included the payment and write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement. The following non-cash charges are included in interest expense during the first quarter of 2007: accretion of success fees of $6,800, amortization of deferred financing costs of $7,500, and amortization of the discount for warrants of $1,100.
Fair Value Adjustment of Put Warrant Liability. The company recorded a $129,000 charge related to the adjustment of the liability for the warrant associated with the Hillstreet subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At March 31, 2008, based on the Company’s common stock share price of $0.04, the Company calculated the fair value of the warrant to be $258,000. Accordingly, the Company adjusted the liability for the warrant from the previous amount of $129,000 at December 31, 2007 and recorded a charge of $129,000 for the quarter ended March 31, 2008.
Income Taxes. The Company has recorded a full valuation allowance against the Company’s related deferred tax assets. Recent net operating losses represent sufficiently negative evidence to require a continued valuation allowance against the net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.
Preferred Stock Dividends. During the quarter ended March 31, 2008, the Company issued 21,250 shares of convertible, cumulative, 9% series A preferred stock, $100 par value.
Liquidity and Capital Resources
As of March 31, 2008 we had a cash balance of $43,000 and a deficit in working capital of $834,000. This compares to a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. The Company has financed its operations primarily through the use of its bank line of credit.
During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction which comprised of an issuance of convertible preferred stock and the funding of a new senior bank line of credit and subordinated term debt. The preferred stock issuance for $2.1 million consists of 21,250 shares of Series A Preferred shares. The Preferred shares carry an initial annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0 million working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula-driven based on applicable balances of the Company’s accounts receivable and inventories. The Company will initially have availability to draw up to approximately $2.1 million under the line of credit. The line of credit contains certain financial and other covenants that the Company must comply with. Additionally, on January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five-year maturity date. Interest-only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula-driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.
In conjunction with the closing of the foregoing transactions on January 31, 2008, the Company terminated its lending relationship with and paid in full its debt obligations with National City Bank and the Hillstreet Fund, notwithstanding the warrant liability for the Hillstreet Fund.
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

Net cash used in operating activities for the three months ended March 31, 2008 was $650,000 as compared to $294,000 used in the first three months of 2007. The net loss of $340,000 incurred in the first three months of 2008 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $189,000 and the $129,000 adjustment to the warrant liability. Cash used due to increases in accounts receivable, inventories and prepaid expenses totaled $250,000 and decreases in accounts payable, accrued restructuring charges and other accrued liabilities totaled $396,000.
Net cash used in investing activities in the three months ended March 31, 2008 consisted of property additions of $15,000.
Net cash provided by financing activities for the three months ended March 31, 2008 was $451,000 as compared to $279,000 provided during the first three months of 2007. Cash provided in the current year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $542,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $31,000, and deferred financing costs incurred of $125,000.
As of March 31, 2008, we were in compliance with our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio and leased executive offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $150,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
Purchase Commitments with Contract Manufacturers. We generally issue purchase orders to our contract manufacturers with delivery dates from four to eight weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which may in certain limited circumstances allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations, if any, may or may not result in cancellation costs payable by us. Cancellation without contractual permission to do so would result in additional potential losses, damages and costs. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our actual requirements at the time of delivery, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our commitments to contract manufacturers and adjust such commitments for changes in demand, we may incur additional costs and expenses, including without limitation inventory expenses related to excess and obsolete inventory. Such costs and expenses could have a material adverse effect on our business, financial condition and results of operations.
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
Severance Agreement Commitments. The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at March 31, 2008 is $233,000 in short-term obligations and $17,000 in long-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.

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
In accordance with SFAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2007. No event has occurred as of or since the period ended December 31, 2007 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.

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
Deferred tax assets and liabilities are recorded based on SFAS 109. The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns. The Company estimates and provides an allowance for deferred tax assets based on estimated realization of the asset utilizing information related to historical taxable income and projected taxable income.
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
Item 4T – Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1 – Legal Proceedings.
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
Item 6 – Exhibits.

Exhibit No.	Description

3.1	Certificate of Determination for DPAC Technologies Corp., dated January 3, 2008.

10.1
Employment Agreement, effective as of April 11, 2008, between DPAC Technologies Corp. and Steven D. Runkel, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated April 11. 2008.

10.2
Employment Agreement, effective as of April 11, 2008, between DPAC Technologies Corp. and Steven Vukadinovich, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated April 11.

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

DPAC TECHNOLOGIES CORP. (Registrant)
May 15, 2008	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

May 15, 2008	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Determination for DPAC Technologies Corp., dated January 3, 2008.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.