Form 10-Q
period 2008-06-30
DPAC TECHNOLOGIES CORP
filed 2008-08-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of July 22, 2008 was 95,015,142.

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q or 10-QSB and Annual Reports on Form 10-K or 10-KSB.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,523	$257,189
Accounts receivable, net	1,253,939	1,645,540
Inventories	1,691,915	1,337,591
Prepaid expenses and other current assets	96,519	66,893

Total current assets	3,064,896	3,307,213

PROPERTY, Net	338,713	356,516

FINANCING COSTS, Net	134,511	31,667
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,306,714	1,551,724
OTHER ASSETS	18,048	18,048

TOTAL	$11,268,385	$11,670,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,620,000	$1,982,000
Current portion of long-term debt	125,000	2,237,699
Current portion of capital lease obligations	12,333	11,910
Accounts payable	1,264,479	1,866,052
Accrued restructuring costs — current	186,703	268,988
Put warrant liability	193,500	129,000
Other accrued liabilities	477,774	556,128

Total current liabilities	3,879,789	7,051,777

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	—	51,692
Capital lease obligations, less current portion	15,404	21,619
Ohio Development loan, less current portion	2,079,948	2,119,633
Subordinated debt, less current portion	1,156,150	—

Total long-term liabilities	3,251,502	2,192,944

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 21,250 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,014,203	—
Common stock, no par value; 120,000,000 shares authorized; 95,015,142 and 92,890,836 shares outstanding at June 30, 2008 and December 31, 2007, respectively	5,241,379	5,062,528
Preferred stock dividends distributable in common stock, 1,542,339 common shares	47,813	—
Accumulated deficit	(3,166,301)	(2,636,578)

Total stockholders’ equity	4,137,094	2,425,950

TOTAL	$11,268,385	$11,670,671

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

NET SALES	$2,555,130	$2,891,121	$5,588,453	$5,734,767

COST OF GOODS SOLD	1,426,667	1,712,952	3,208,167	3,368,526

GROSS PROFIT	1,128,463	1,178,169	2,380,286	2,366,241

OPERATING EXPENSES
Sales and marketing	312,168	349,196	636,304	772,193
Research and development	297,212	303,394	560,046	611,299
General and administrative	412,555	455,284	898,490	951,693
Amortization of intangible assets	122,505	122,505	245,010	245,010

Total operating expenses	1,144,440	1,230,379	2,339,850	2,580,195

INCOME (LOSS) FROM OPERATIONS	(15,977)	(52,210)	40,436	(213,954)

OTHER (INCOME) EXPENSE:
Interest expense	155,312	381,155	421,503	757,256
Fair value adjustment for put warrant liability	(64,500)	(54,400)	64,500	(54,400)

Total other expenses	90,812	326,755	486,003	702,856

LOSS BEFORE INCOME TAXES	(106,789)	(378,965)	(445,567)	(916,810)

INCOME TAX PROVISION	4,455	3,000	5,755	4,200

NET LOSS	$(111,244)	$(381,965)	$(451,322)	$(921,010)

PREFERRED STOCK DIVIDENDS	47,813	—	78,401	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(159,057)	$(381,965)	$(529,723)	$(921,010)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	93,599,000	92,844,000	93,245,000	92,832,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(451,322)	$(921,010)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	300,065	320,353
Provision for bad debts	—	(810)
Provision for obsolete inventory	30,000	13,000
Accretion of discount and success fees on debt	42,765	370,320
Amortization of deferred financing costs	21,650	72,706
Adjustment to put warrant liability	64,500	(54,400)
Non-cash compensation expense	34,463	36,801

Changes in operating assets and liabilities:
Accounts receivable	391,601	(56,246)
Inventories	(384,324)	(101,743)
Prepaid expenses and other assets	(29,626)	(3,288)
Accounts payable	(601,573)	518,368
Accrued restructuring charges	(133,977)	(186,049)
Other accrued liabilities	(78,354)	(59,792)

Net cash used in operating activities	(794,132)	(51,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,252)	(27,398)

Net cash used in investing activities:	(37,252)	(27,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowing under revolving credit facility	(362,000)	421,000
Net borrowing under short term notes	—	38,312
Repayments on bank term loan	(112,699)	(100,002)
Repayments on Ohio Development loan	(62,500)	(41,667)
Proceeds from Subordinated term debt	1,200,000	—
Repayment of Subordinated Debt	(2,000,000)	—
Financing costs incurred	(124,494)	—
Principal payments on capital lease	(5,792)	(57,421)
Net proceeds from issuance of preferred stock	2,064,203	—
Proceeds from issuance of common stock	—	4,136

Net cash provided by financing activities	596,718	264,358

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(234,666)	185,170

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	257,189	37,929

CASH & CASH EQUIVALENTS, END OF PERIOD	$22,523	$223,099

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$305,286	$304,570

Income taxes paid	$5,755	$4,200

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property under capital leases	$—	$13,769

Preferred stock fees and dividends paid in common stock	$128,401	$—

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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

SFAS No. 157, “Fair Value Measurements,” was adopted on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not expand or require any new fair value measures, but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The FASB also amended SFAS 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Accordingly, the adoption of this Standard in 2008 was limited to financial assets and liabilities, which affects the disclosure of our put warrant liability and our subordinated debt success fee. The adoption of SFAS 157, as amended, did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement:

		Fair Value Measurement at June 30, 2008 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$193,500	—	$193,500	—

Subordinated Debt Success Fee	$14,635	—	$14,635	—

The Company valued the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a gain of $64,500 and a charge of $64,500 for the three and six months ended June 30, 2008 and a gain of $54,400 for the three and six months ended June 30, 2007, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. The Company recorded a charge to earnings of $8,913 during the quarter ended June 30, 2008 as an increase to the success fee liability. There was no change in the valuation technique used by the Company since the last reporting period.

Note 2 — Liquidity
As of June 30, 2008 we had a cash balance of $23,000 and a deficit in working capital of $815,000. This compares to a cash balance of $257,000 and a deficit in working capital of $3.7 million at the end of 2007. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. These funds were used for working capital purposes and to bring our payables to a more current position. Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. A downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At June 30, 2008, we had remaining net availability under our line of credit of $185,000. However, availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
NOTE 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials and sub-assemblies	$1,048,044	$850,798
Finished goods	882,239	695,531
Less: reserve for excess and obsolete inventories	(238,738)	(208,738)

Total net inventories	$1,691,915	$1,337,591

NOTE 4 — Debt
At June 30, 2008 and December 31, 2007, outstanding debt is comprised of the following:

	June 30,	December 31,
	2008	2007
Revolving credit facility	$1,620,000	$1,982,000

Long term debt:
Bank term debt	$—	$112,699
Less: current portion	—	(112,699)

Net long-term portion	$—	$—

Ohio Development Loan	$2,204,948	$2,244,633
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,079,948	$2,119,633

Subordinated debt	$1,200,000	$1,500,000
Accretion of success fees	14,635	500,000
Less: Unamortized discount for stock warrants	(58,485)	—

	1,156,150	2,000,000
Less: current portion	—	(2,000,000)

Net long-term portion	$1,156,150	$—

Total Current Portion of Long-term Debt	$125,000	$2,237,699

Total Net Long-term Debt	$3,236,098	$2,119,633

Put warrant liability	$193,500	$129,000

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
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $3,000,000 working capital line of credit, with a floating interest rate at the bank’s prime rate (5.0% at June 30, 2008) plus 1.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at June 30, 2008 the Company had availability to draw up to a maximum of approximately $1,805,000. The line of credit contains certain financial and other covenants that the Company was in compliance with at June 30, 2008. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2009.
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
Subordinated Debt
On January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), for $1,200,000. The subordinated note has a stated annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA, to be paid at maturity or a triggering event, and for issuance of warrants entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.
The warrants have a 10 year life and are exercisable at any time. The subordinated note has been discounted by the fair value of the detachable warrants, with a corresponding contribution to capital. The discount, calculated to be $63,800 at time of issuance, is amortized as additional interest expense and accretes the note to face value at maturity. The Company determined the fair value of the warrant by using the Black-Scholes pricing model and calculating 3% of fully diluted shares at time of issuance, including a potential 50 million common shares for the conversion of the outstanding Series A preferred stock, which equated to approximately 4.9 million shares and using the closing stock price on the date of the transaction of $0.014 per share.
The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan.

Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a gain of $64,500 for the three months ended June 30, 2008 and a net charge to earnings of $64,500 for the six months ended June 30, 2008, and a gain of $54,400 for both the three and six months ended June 30, 2007, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, excluding the put warrant liability, maturing as of June 30th in future years is $125,000 in 2009, $125,000 in 2010, $1,944,000 in 2011, $0 in 2012, and $1,200,000 in 2013.
NOTE 5 — Concentration of Customers
No single customer accounted for more than 10% of net sales for the three or six months ended March 31, 2008 and 2007, respectively. Accounts receivable from one customer accounted for 11% of net accounts receivable at June 30, 2008. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
NOTE 6 — Net Income (Loss) Per Share
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	June 30,
	2008	2007
Shares used in computing basic net income per share	93,599,000	92,884,000
Dilutive effect of stock options and warrants(1)	—	—

Shares used in computing diluted net income per share	93,599,000	92,884,000

	Six-months ended
	June 30,
	2008	2007
Shares used in computing basic net income per share	93,245,000	92,832,000
Dilutive effect of stock options and warrants(2)	—	—

Shares used in computing diluted net income per share	93,245,000	92,832,000

(1)
Potential common shares of 4,448,000 and 5,030,000 have been excluded from diluted weighted average common shares for the three month periods ended June 30, 2008 and 2007, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 4,593,000 and 4,871,000 have been excluded from diluted weighted average common shares for the six month periods ended June 30, 2008 and 2007, respectively, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at June 30, 2008 was 95,015,142.

At June 30, 2008 the Company had outstanding 21,250 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. To date, the Company has elected to pay such dividends in common stock. At June 30, 2008, accrued dividends of $47,813 equate to 1,542,339 common shares issuable. During the quarter ended June 30, 2008, the Company issued 764,688 common shares in payment of the accrued dividends of $30,588 at March 31, 2008.
Series A preferred stock can, at the option of the holder, be converted into fully paid shares of common stock. The number of shares of common stock into which shares of Series A preferred may be converted shall be obtained by multiplying the number of shares of Series A preferred to be converted by the Original Issue Price of $100 and dividing the result by the product of $0.034 (the “Reference Price”) times 1.25, which equates to 50 million common shares should the total number of outstanding preferred shares be converted. After December 31, 2009, the Company has can redeem the Series A preferred shares at a price per share equal to the Original Issue Price. The holders of preferred stock have preference in the event of liquidation or dissolution of the Company over the holders of common stock.
NOTE 7 — Stock Options
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially calls for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At June 30, 2008, 9,934,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the six-month periods ended June, 2008 and 2007, the Company recognized compensation expense for stock options of $34,463 and $36,801 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at June 30, 2008 was $246,000, which is expected to be recognized over a weighted-average period of 2.1 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the
	Six Months Ended:
	June 30, 2008	June 30, 2007
Expected life	6.5 Years	3.5 Years
Volatility	195%	131%

Interest rate	2.8%	4.7%
Dividend yield	None	None
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2008:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2007	10,545,001	$0.68
Granted (weighted-average fair value of $0.03)	3,250,000	$0.04
Exercised	—	—
Canceled	(422,435)	$1.67

Outstanding — June 30, 2008	13,372,556	$0.49	6.7 Years	$14,259

Exercisable — June 30, 2008	8,435,066	$0.75	5.2 Years	$14,259

NOTE 8 — Segment Information
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
The Company had export sales of 28% and 25% of net sales for the three and six months ended June 30, 2008 and 20% and 13% of net sales for the three and six months ended June 30, 2007, respectively. Export sales were primarily to Canada, Brazil, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
NOTE 9 — Income Taxes
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

NOTE 10 — Commitments and Contingencies
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

Our Device Networking products include:
•
Serial device server products that connect peripherals to a local area network through a standard TCP/IP interface. This product line was introduced in 2003 and was extended in 2004 through the introduction of product models that connect to the local area network through a wireless 802.11 interface.

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

Results of Operations and Financial Condition
Three Months Ended June 30, 2008 and 2007
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	June 30, 2008		June 30, 2007		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$2,555,130	100%	$2,891,121	100%	$(335,991)	-12%
COST OF GOODS SOLD	1,426,667	56%	1,712,952	59%	(286,285)	-17%

GROSS PROFIT	1,128,463	44%	1,178,169	41%	(49,706)	-4%
OPERATING EXPENSES
Sales and marketing	312,168	12%	349,196	12%	(37,028)	-11%
Research and development	297,212	12%	303,394	10%	(6,182)	-2%
General and administrative	412,555	16%	455,284	16%	(42,729)	-9%
Amortization of intangible assets	122,505	5%	122,505	4%	—	0%

Total operating expenses	1,144,440	45%	1,230,379	43%	(85,939)	-7%

INCOME (LOSS) FROM OPERATIONS	(15,977)	-1%	(52,210)	-2%	36,233	-69%
OTHER (INCOME) EXPENSE:
Interest expense	155,312	6%	381,155	13%	(225,843)	-59%
Fair value adjustment for warrant liability	(64,500)	-2%	(54,400)	-2%	(10,100)	19%

Total other expenses	90,812	4%	326,755	11%	(235,943)	-72%

LOSS BEFORE INCOME TAXES	(106,789)	-4%	(378,965)	-13%	272,176	-72%
INCOME TAX PROVISION	4,455	0%	3,000	0%	1,455	49%

NET LOSS	$(111,244)	-4%	$(381,965)	-13%	$270,721	-71%

PREFERRED STOCK DIVIDENDS	47,813	2%	—	0%	47,813	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(159,057)	-6%	$(381,965)	-13%	$222,908	-58%

Net Sales. Net sales of $2.6 million for the quarter ended June 30, 2008 decreased by $336,000 or 12% as compared to net sales for the prior year second quarter. Net sales related to the Company’s Device Connectivity products decreased $246,000, or 14% from the quarter ended June 30, 2007, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $90,000, or 8% from the prior year period.
Gross Profit. Gross profit decreased by $50,000 or 4% as a result of the decrease in net sales. Gross profit as a percentage of net sales increased from 41% to 44% due to the change in product mix and the fact that the Company brought in-house some manufacturing that was previously being done at outside contractors, which improved the material margin on the Device Connectivity product line and better absorbed fixed overhead costs.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 2008 of $312,000 decreased by $37,000 or 11% from the prior year second quarter. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs.
Research and Development Expenses. Research and development expenses of $297,000 for the second quarter of 2008 decreased by $6,000 or 2% as compared to the second quarter of 2007. The decrease is due primarily to a decrease in personnel costs, including benefits. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses incurred for the second quarter of 2008 of $413,000 decreased by $43,000 or 9% from the prior year period. The decrease was due primarily to a decrease in non-cash compensation expense for stock options of $20,000, royalty expense of $11,000 and merchant service fees of $11,000.
Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $155,000 during the second quarter of 2008, as compared to $381,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense for the second quarter of 2008: accretion of success fees of $3,000, amortization of deferred financing costs of $12,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the second quarter of 2007: accretion of success fees of $94,000 amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $91,000.
Fair Value Adjustment of Put Warrant Liability. The company recorded a $64,500 gain related to the adjustment of the liability for the warrant associated with the Hillstreet subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At June 30, 2008, based on the Company’s common stock share price of $0.03, the Company calculated the fair value of the warrant to be $193,500. Accordingly, the Company adjusted the liability for the warrant from the previous amount of $258,000 at March 31, 2008 and recorded a gain of $64,500 for the quarter ended June 30, 2008.
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

Six Months Ended June 30, 2008 and 2007
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Six Months Ended:
	June 30, 2008		June 30, 2007		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$5,588,453	100%	$5,734,767	100%	$(146,314)	-3%
COST OF GOODS SOLD	3,208,167	57%	3,368,526	59%	(160,359)	-5%

GROSS PROFIT	2,380,286	43%	2,366,241	41%	14,045	1%
OPERATING EXPENSES
Sales and marketing	636,304	11%	772,193	13%	(135,889)	-18%
Research and development	560,046	10%	611,299	11%	(51,253)	-8%
General and administrative	898,490	16%	951,693	17%	(53,203)	-6%
Amortization of intangible assets	245,010	4%	245,010	4%	—	0%

Total operating expenses	2,339,850	42%	2,580,195	45%	(240,345)	-9%

INCOME (LOSS) FROM OPERATIONS	40,436	1%	(213,954)	-4%	254,390	-119%

OTHER (INCOME) EXPENSE:
Interest expense	421,503	8%	757,256	13%	(335,753)	-44%
Fair value adjustment for warrant liability	64,500	1%	(54,400)	-1%	118,900	-219%

Total other expenses	486,003	9%	702,856	12%	(216,853)	-31%

LOSS BEFORE INCOME TAXES	(445,567)	-8%	(916,810)	-16%	471,243	-51%
INCOME TAX PROVISION	5,755	0%	4,200	0%	1,555	37%

NET LOSS	$(451,322)	-8%	$(921,010)	-16%	$469,688	-51%

PREFERRED STOCK DIVIDENDS	78,401	1%	—	0%	78,401	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(529,723)	-9%	$(921,010)	-16%	$391,287	-42%

Net Sales. Net sales of $5.6 million for the six month period ended June 30, 2008 decreased by $146,000 or 3% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $647,000, or 17% from the six months ended June 30, 2007, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $501,000, or 25% from the prior year period.
Gross Profit. Gross profit increased by $14,000 or 1% despite the decrease in net sales, as a result of the increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales increased from 41% to 43% due to the change in product mix and the fact that the Company brought in-house some manufacturing that was previously being done at outside contractors, which improved the material margin on the Device Connectivity product line and better absorbed fixed overhead costs.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2008 of $636,000 decreased by $136,000 or 18% from the prior year period. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech during 2007.
Research and Development Expenses. Research and development expenses of $560,000 for the first six months of 2008 decreased by $51,000 or 8% as compared to the comparable period of 2007. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the six months ended June 30, 2008 of $898,000 decreased by $53,000 or 6% from the prior year period. The decrease was due primarily to decreases in facilities rent and utilities related to the Company’s Southern California facilities partially offset by increased costs for accounting and director fees. Effective April 1, 2007, the Company terminated its lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $422,000 for the first six months of 2008 as compared to $757,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. Interest expense in the current year period included the payment and write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement. The following non-cash charges are included in interest expense during the first six months of 2008: accretion of success fees of $37,000, amortization of deferred financing costs of $22,000, and amortization of the discount for warrants of $5,000. The following non-cash charges are included in interest expense during the first six months of 2007: accretion of success fees of $189,000, amortization of deferred financing costs of $73,000, and amortization of the discount for warrants of $181,000.
Fair Value Adjustment of Put Warrant Liability. For the six months ended June 30, 2008, the company recorded a $64,500 charge to earnings related to the adjustment of the liability for the warrant associated with the Hillstreet subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At June 30, 2008, based on the Company’s common stock share price of $0.03, the Company calculated the fair value of the warrant to be $193,500. Accordingly, the Company adjusted the liability for the warrant from the previous amount of $258,000 at March 31, 2008, resulting in a gain of $64,500 for the quarter ended June 30, 2008 and a charge of $64,500 for the six months ended June 30, 2008.
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
Liquidity and Capital Resources
As of June 30, 2008 we had a cash balance of $23,000 and a deficit in working capital of $815,000. This compares to a cash balance of $257,000 and a deficit in working capital of $3.7 million at the end of 2007. During the quarter ended March 31, 2008, the Company consummated equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. These funds were used for working capital purposes and to bring our payables to a more current position. Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. A downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At June 30, 2008, we had remaining net availability under our line of credit of $185,000. However, availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The equity and financing transaction consummated during the quarter ended March 31, 2008, comprised of an issuance of convertible preferred stock and the funding of a new senior bank line of credit and subordinated term debt. The preferred stock issuance for $2.1 million consists of 21,250 shares of Series A Preferred shares. The Preferred shares carry an initial annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0 million working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula-driven based on applicable balances of the Company’s accounts receivable and inventories. At June 30, 2008, based on the formula-driven calculation, the Company had available under the line a maximum of approximately $1.8 million, of which the Company had drawn $1.6 million. The line of credit contains certain financial and other covenants that the Company must comply with. Additionally, on January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five-year maturity date. Interest-only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula-driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.

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
The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon many factors, including the amount and timing of the receipt of revenues from operations, any potential acquisitions or divestitures, an increase in manufacturing capabilities, the reduction of liabilities, the timing and extent of the introduction of new products and services and growth in personnel and operations. If needed, there can be no assurance that additional financing will be available on terms favorable to the Company, if at all. If internally generated funds are inadequate, we may scale back expenditures or seek other financing, which might include sales of equity securities that could dilute existing shareholders. See “Cautionary Statements.”
Net cash used in operating activities for the six months ended June 30, 2008 was $794,000 as compared to $52,000 used in the first six months of 2007. The net loss of $451,000 incurred in the first six months of 2008 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $429,000 and the $65,000 adjustment to the put warrant liability. Cash was primarily used to fund an increase in inventory of $384,000 and a pay down in accounts payable of $602,000 and accrued restructuring costs and other accrued liabilities totaling $212,000. A reduction in accounts receivable contributed $392,000 to cash.
Net cash used in investing activities in the six months ended June 30, 2008 consisted of property additions of $37,000.
Net cash provided by financing activities for the six months ended June 30, 2008 was $597,000 as compared to $364,000 provided during the six months of 2007. Cash provided in the current year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $362,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $63,000, and deferred financing costs incurred of $124,000.
As of June 30, 2008, we were in compliance with our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio and leased executive offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Severance Agreement Commitments. The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at June 30, 2008 is $187,000 in short-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
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
Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles, goodwill and trademarks, accounting for costs associated with business combinations, accrual of income tax liability estimates, accounting for our put warrant liability, and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post–delivery obligations other than warranty. In those instances where customers have right of return, which typically would be for initial stocking orders for distributors, revenue is deferred until confirmation has been received from the customer indicting that the product has shipped and completed the sales cycle. Some distributors have annual stock rotation or return provisions which are typically limited to 5% of the previous twelve months of shipments. In these situations, we reserve the appropriate percentage against shipments throughout the period as deferred revenue. We do not typically have any post delivery obligations other than warranty. The Company also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period. Development revenue is recognized when services are performed and was not material for any of the periods presented.
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
In accordance with SFAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis at the end of the fourth quarter, and more often if circumstances should dictate, for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and annually reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2007. No event has occurred as of or since the period ended December 31, 2007 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.
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
The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the put warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. Changes in our stock price can have a material impact to the put warrant valuation and, therefore, to our financial statements. Additionally, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The Company amortizes deferred debt issuance costs using the effective interest method.
Item 4T — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1 — Legal Proceedings.
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
Item 6 — Exhibits.

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

DPAC TECHNOLOGIES CORP. (Registrant)
August 14, 2008	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

August 14, 2008	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.