Form 10KSB/A
period 2007-12-31
DPAC TECHNOLOGIES CORP
filed 2008-09-30
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-KSB/A
Amendment No. 1
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-14843
DPAC TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

California	33-0033759
( State or other jurisdiction	( I.R.S. Employer Identification No.)
of incorporation or organization)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO	44236
( Address of principal executive offices )	( Zip Code )
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
The issuer’s revenues for the year ended December 31, 2007 were $12,125,349
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on September 19, 2008 based on a closing price of $0.03 for the Common Stock of the Company was $2,581,764.
The number of shares of registrant’s Common Stock outstanding at September 19, 2008 was 96,557,480 shares.
Documents Incorporated By Reference — None.
Transitional Small Business Disclosure Format YES ☐ NO ☑

Explanatory Note
DPAC Technologies Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its annual report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”).
This Amendment amends Item 8A of the Form 10-KSB with respect to (1) the conclusions of the Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 as a result of its failure to file timely a completed Management’s Report on Internal Control over Financial Reporting in the Original Filing, (2) Management’s Report on Internal Control Over Financial Reporting and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-(3). No other items of the Original Filing are affected by this Amendment.
ITEM 8A: CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the failure to file a complete Management’s Report on Internal Control over Financial Reporting with respect to such period within the time period specified in the Securities and Exchange Commission’s rules and forms.
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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management has discovered no material weaknesses in the Company’s internal control over financial reporting.
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
ITEM 13: EXHIBITS The following documents are filed as part of this Form 10-KSB, Amendment No. 1:
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

Date: September 30, 2008	DPAC TECHNOLOGIES CORP.
	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
Stephen J. Vukadinovich
Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
The undersigned hereby constitutes and appoints Steven D. Runkel and Stephen J. Vukadinovich, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-KSB/A and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Creighton K. Early	September 30, 2008
Creighton K. Early
Chairman of the Board

/s/ Steven D. Runkel	September 30, 2008
Steven D. Runkel
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ William Roberts	September 30, 2008
William Roberts, Director

/s/ Samuel W. Tishler	September 30, 2008
Samuel W. Tishler, Director

/s/ Mark Chapman	September 30, 2008
Mark Chapman, Director

/s/ Dennis R. Leibel	September 30, 2008
Dennis R. Leibel, Director

/s/ Jim Bole	September 30, 2008
Jim Bole, Director

/s/ Stephen J. Vukadinovich	September 30, 2008
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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