Form 10-Q/A
period 2008-03-31
DPAC TECHNOLOGIES CORP
filed 2008-09-30
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
YES ☐     NO ☑
The number of shares of common stock, no par value, outstanding as of September 19, 2008 was 96,557,480.

Explanatory Note
DPAC Technologies Corp. is filing this Amendment No. 1 (the “Amendment”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008.
This Amendment amends the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-K. No other items of the quarterly report on Form 10-Q for the quarterly period ended March 31, 2008 are affected by this Amendment.
Item 6 — Exhibits. The following documents are filed as part of this Form 10-Q/A, Amendment No. 1:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)

September 30, 2008	By:	/s/ STEVEN D. RUNKEL
Date		Steven D. Runkel,
Chief Executive Officer

September 30, 2008	By:	/s/ STEPHEN J. VUKADINOVICH
Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.