Form 10-Q
period 2008-09-30
DPAC TECHNOLOGIES CORP
filed 2008-11-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of October 30, 2008 was 96,557,480.

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q or 10-QSB and Annual Reports on Form 10-K or 10-KSB.
HOW TO OBTAIN DPAC’S SEC FILINGS
All reports filed by DPAC with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. DPAC also provides copies of its Forms 8-K, 10-K and 10-Q at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.dpactech.com as soon as reasonably practicable after filing such material with the SEC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,942	$257,189
Accounts receivable, net	862,304	1,645,540
Inventories	1,466,749	1,337,591
Prepaid expenses and other current assets	67,968	66,893

Total current assets	2,412,963	3,307,213

PROPERTY, Net	328,837	356,516

FINANCING COSTS, Net	145,978	31,667
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
OTHER INTANGIBLE ASSETS, Net	1,272,063	1,551,724
OTHER ASSETS	18,048	18,048

TOTAL	$10,583,392	$11,670,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,365,000	$1,982,000
Current portion of long-term debt	125,000	2,237,699
Current portion of capital lease obligations	12,333	11,910
Accounts payable	1,231,658	1,866,052
Accrued restructuring costs — current	92,141	268,988
Put warrant liability	193,500	129,000
Other accrued liabilities	436,697	556,128

Total current liabilities	3,456,329	7,051,777

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	—	51,692
Capital lease obligations, less current portion	12,341	21,619
Ohio Development loan, less current portion	2,060,105	2,119,633
Subordinated debt, less current portion	1,168,252	—

Total long-term liabilities	3,240,698	2,192,944

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 21,250 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,014,203	—
Common stock, no par value; 120,000,000 shares authorized; 96,557,480 and 92,890,836 shares outstanding at September 30, 2008 and December 31, 2007, respectively	5,308,994	5,062,528
Preferred stock dividends distributable in common stock; 1,448,164 common shares	47,813	—
Accumulated deficit	(3,484,645)	(2,636,578)

Total stockholders’ equity	3,886,365	2,425,950

TOTAL	$10,583,392	$11,670,671

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the nine months ended:
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

NET SALES	$1,737,094	$3,093,479	$7,325,547	$8,828,246

COST OF GOODS SOLD	1,022,366	1,676,851	4,230,533	5,045,377

GROSS PROFIT	714,728	1,416,628	3,095,014	3,782,869

OPERATING EXPENSES
Sales and marketing	274,054	327,641	910,358	1,099,834
Research and development	116,207	297,694	676,253	908,993
General and administrative	319,984	396,719	1,218,474	1,348,412
Amortization of intangible assets	122,505	122,505	367,515	367,515

Total operating expenses	832,750	1,144,559	3,172,600	3,724,754

INCOME (LOSS) FROM OPERATIONS	(118,022)	272,069	(77,586)	58,115

OTHER (INCOME) EXPENSE:
Interest expense	152,509	363,990	574,012	1,121,246
Fair value adjustment for put warrant liability	—	(163,300)	64,500	(217,700)

Total other expenses	152,509	200,690	638,512	903,546

INCOME (LOSS) BEFORE INCOME TAXES	(270,531)	71,379	(716,098)	(845,431)

INCOME TAX PROVISION	—	800	5,755	5,000

NET INCOME (LOSS)	$(270,531)	$70,579	$(721,853)	$(850,431)

PREFERRED STOCK DIVIDENDS	47,813	—	126,214	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(318,344)	$70,579	$(848,067)	$(850,431)

NET INCOME (LOSS) PER SHARE:

Net Loss — Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,043,000	92,844,000	94,178,000	92,832,000

Diluted	96,043,000	97,171,000	94,178,000	92,832,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(721,853)	$(850,431)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	451,265	472,885
Provision for bad debts	25,000	(841)
Provision for obsolete inventory	39,000	28,000
Accretion of discount and success fees on debt	66,274	497,580
Amortization of deferred financing costs	38,368	96,305
Adjustment to put warrant liability	64,500	(217,700)
Non-cash compensation expense	54,265	50,424

Changes in operating assets and liabilities:
Accounts receivable	758,236	(400,162)
Inventories	(168,158)	196,441
Prepaid expenses and other assets	(1,075)	10,489
Accounts payable	(634,394)	162,607
Accrued restructuring charges	(228,539)	(295,226)
Other accrued liabilities	(119,431)	137,672

Net cash used in operating activities	(376,542)	(111,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(56,071)	(42,920)
Capitalized software development costs	(87,854)	—

Net cash used in investing activities:	(143,925)	(42,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	(617,000)	621,000
Net borrowing under short term notes	—	15,791
Repayments on bank term loan	(112,699)	(133,336)
Repayments on Ohio Development loan	(93,750)	(72,916)
Proceeds from Subordinated term debt	1,200,000	—
Repayment of Subordinated Debt	(2,000,000)	—
Financing costs incurred	(152,679)	—
Principal payments on capital lease obligations	(8,855)	(60,429)
Net proceeds from issuance of preferred stock	2,064,203	—
Proceeds from issuance of common stock	—	4,136

Net cash provided by financing activities	279,220	374,246

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(241,247)	219,369

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	257,189	37,929

CASH & CASH EQUIVALENTS, END OF PERIOD	$15,942	$257,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$432,119	$530,319

Income taxes paid	$5,755	$5,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property under capital leases	$—	$13,769

Preferred stock fees and dividends paid in common stock	$176,214	$—

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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at September 30, 2008 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$193,500	—	$193,500	—

Subordinated Debt Success Fee	$23,548	—	$23,548	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss in the third quarter 2008 and a charge of $64,500 for the nine months ended September 30, 2008. The Company recognized gains of $163,000 and $217,700 for the three and nine months ended September 30, 2007, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. The Company recorded a charge to earnings of $8,913 during the quarter ended September 30, 2008 as an increase to the success fee liability. There was no change in the valuation technique used by the Company since the last reporting period.
Note 2 — Liquidity
As of September 30, 2008 we had a cash balance of $16,000 and a deficit in working capital of $1.0 million. This compares to a cash balance of $257,000 and a deficit in working capital of $3.7 million at the end of 2007. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. These funds were used for working capital purposes and to bring our payables to a more current position. In October 2008, the Company secured additional Senior Subordinated Debt financing for $250,000, which is due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013 upon payment of an extension fee of $25,000. Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. A continued downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At September 30, 2008, we had remaining net availability under our line of credit of $198,000. However, availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
NOTE 3 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials and sub-assemblies	$956,720	$850,798
Finished goods	682,706	695,531
Less: reserve for excess and obsolete inventories	(172,677)	(208,738)

Total net inventories	$1,466,749	$1,337,591

NOTE 4 — Debt
At September 30, 2008 and December 31, 2007, outstanding debt is comprised of the following:

	September 30,	December 31,
	2008	2007
Revolving credit facility	$1,365,000	$1,982,000

Long term debt:
Bank term debt	$—	$112,699
Less: current portion	—	(112,699)

Net long-term portion	$—	$—

Ohio Development Loan	$2,185,108	$2,244,633
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,060,105	$2,119,633

Subordinated debt	$1,200,000	$1,500,000
Accretion of success fees	23,548	500,000
Less: Unamortized discount for stock warrants	(55,296)	—

	1,168,252	2,000,000
Less: current portion	—	(2,000,000)

Net long-term portion	$1,168,252	$—

Total Current Portion of Long-term Debt	$125,000	$2,237,699

Total Net Long-term Debt	$3,228,357	$2,119,633

Put warrant liability	$193,500	$129,000

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
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $3,000,000 working capital line of credit, with a floating interest rate at the bank’s prime rate (4.5% at September 30, 2008) plus 1.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at September 30, 2008 the Company had availability to draw up to a maximum of approximately $1,563,000. The line of credit contains certain financial and other covenants that the Company was in compliance with at September 30, 2008. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2009.
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
In October 2008, the Company entered into an Amendment to the Canal Agreement and funded an additional $250,000 in Senior Subordinated Debt financing, which is due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013 upon payment of an extension fee of $25,000. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, if the additional debt is not paid in full on or by February 15, 2009, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.

Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for the three months ended September 30, 2008 and a net charge to earnings of $64,500 for the nine months ended September 30, 2008. The Company recognized gains of $163,000 and $217,700 for the three and nine months ended September 30, 2007, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, excluding the put warrant liability, maturing as of September 30th in future years is $125,000 in 2009, $125,000 in 2010, $1,944,000 in 2011, $0 in 2012, and $1,200,000 in 2013.
NOTE 5 — Concentration of Customers
No single customer accounted for more than 10% of net sales for the three or nine months ended September 31, 2008 and 2007, respectively. Accounts receivable from one customer accounted for 10% of net accounts receivable at September 30, 2008. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	September 30,
	2008	2007
Shares used in computing basic net income per share	96,043,000	92,884,000
Dilutive effect of stock options and warrants(1)	—	4,327,000

Shares used in computing diluted net income per share	96,043,000	97,171,000

	Nine-months ended
	September 30,
	2008	2007
Shares used in computing basic net income per share	94,178,000	92,832,000
Dilutive effect of stock options and warrants(2)	—	—

Shares used in computing diluted net income per share	94,178,000	92,832,000

(1)	Potential common shares of 7,923,000 have been excluded from diluted weighted average common shares for the three month period ended September 30, 2008, as the effect would be anti-dilutive.

(2)
Potential common shares of 7,813,000 and 4,595,000 have been excluded from diluted weighted average common shares for the nine month periods ended September 30, 2008 and 2007, respectively, as the effect would be anti-dilutive.

The number of shares of common stock, no par value, outstanding at September 30, 2008 was 96,557,480.
At September 30, 2008 the Company had outstanding 21,250 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. To date, the Company has elected to pay such dividends in common stock. At September 30, 2008, accrued dividends of $47,813 equate to 1,448,164 common shares issuable. During the quarter ended September 30, 2008, the Company issued 1,542,339 common shares in payment of the accrued dividends of $47,813 at June 30, 2008.
Series A preferred stock can, at the option of the holder, be converted into fully paid shares of common stock. The number of shares of common stock into which shares of Series A preferred may be converted shall be obtained by multiplying the number of shares of Series A preferred to be converted by the Original Issue Price of $100 and dividing the result by the product of $0.034 (the “Reference Price”) times 1.25, which equates to 50 million common shares should the total number of outstanding preferred shares be converted. After December 31, 2009, the Company can redeem the Series A preferred shares at a price per share equal to the Original Issue Price. The holders of preferred stock have preference in the event of liquidation or dissolution of the Company over the holders of common stock.
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially calls for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At September 30, 2008, 9,885,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the nine-month periods ended September, 2008 and 2007, the Company recognized compensation expense for stock options of $54,265 and $50,424 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at September 30, 2008 was $228,000, which is expected to be recognized over a weighted-average period of 1.8 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Nine
	Months Ended September 30,
	2008	2007
Expected life	6.5 Years	3.5 Years
Volatility	195%	131%
Interest rate	2.8%	4.7%
Dividend yield	None	None

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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the nine months ended September 30, 2008:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2007	10,545,001	$0.68
Granted (weighted-average fair value of $0.03)	3,250,000	$0.04
Exercised	—	—
Canceled	(912,876)	$0.91

Outstanding — September 30, 2008	12,882,125	$0.50	6.5 Years	$13,680

Exercisable — September 30, 2008	8,119,625	$0.76	5.0 Years	$13,680

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
The Company had export sales of 37% and 28% of net sales for the three and nine months ended September 30, 2008 and 30% and 25% of net sales for the three and nine months ended September 30, 2007, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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

Results of Operations and Financial Condition
Three Months Ended September 30, 2008 and 2007
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	September 30, 2008		September 30, 2007		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,737,094	100%	$3,093,479	100%	$(1,356,385)	-44%
COST OF GOODS SOLD	1,022,366	59%	1,676,851	54%	(654,485)	-39%

GROSS PROFIT	714,728	41%	1,416,628	46%	(701,900)	-50%
OPERATING EXPENSES
Sales and marketing	274,054	16%	327,641	11%	(53,587)	-16%
Research and development	116,207	7%	297,694	10%	(181,487)	-61%
General and administrative	319,984	18%	396,719	13%	(76,735)	-19%
Amortization of intangible assets	122,505	7%	122,505	4%	—	0%

Total operating expenses	832,750	48%	1,144,559	37%	(311,809)	-27%

INCOME (LOSS) FROM OPERATIONS	(118,022)	-7%	272,069	9%	(390,091)	-143%

OTHER (INCOME) EXPENSE:
Interest expense	152,509	9%	363,990	12%	(211,481)	-58%
Fair value adjustment for warrant liability	—	0%	(163,300)	-5%	163,300	-100%

Total other expenses	152,509	9%	200,690	6%	(48,181)	-24%

LOSS BEFORE INCOME TAXES	(270,531)	-16%	71,379	2%	(341,910)	-479%
INCOME TAX PROVISION	—	0%	800	0%	(800)	-100%

NET LOSS	$(270,531)	-16%	$70,579	2%	$(341,110)	-483%

PREFERRED STOCK DIVIDENDS	47,813	3%	—	0%	47,813	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(318,344)	-18%	$70,579	2%	$(388,923)	-551%

Net Sales. Net sales of $1.7 million for the quarter ended September 30, 2008 decreased by $1.4 million or 44% as compared to net sales for the prior year third quarter. Net sales related to the Company’s Device Connectivity products decreased $730,000, or 39% from the quarter ended September 30, 2007, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $626,000, or 52% from the prior year period.
Gross Profit. Gross profit decreased by $702,000 or 50% as a result of the decrease in net sales. Gross profit as a percentage of net sales decreased from 46% to 41% due to the decrease in net sales and absorbing fixed overhead expenses over a lower revenue base.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2008 of $274,000 decreased by $54,000 or 16% from the prior year third quarter. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs, of $37,000 and a decrease in advertising costs of $25,000.

Research and Development Expenses. Research and development expenses of $116,000 for the third quarter of 2008 decreased by $181,000 or 61% as compared to the third quarter of 2007. During the third quarter of 2008, approximately $88,000 of payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the amount capitalized. Additionally, there was an $85,000 decrease in personnel and outside consulting costs incurred in the third quarter of 2008 as compared to 2007. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses of $320,000 incurred for the third quarter of 2008 decreased by $77,000 or 19% from the prior year period. The decrease was due primarily to a reduction in headcount resulting in a decrease in salary and benefits.
Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $152,000 during the third quarter of 2008, as compared to $364,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense for the third quarter of 2008: accretion of success fees of $20,000, amortization of deferred financing costs of $17,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the third quarter of 2007: accretion of success fees of $67,000 amortization of deferred financing costs of $24,000, and amortization of the discount for warrants of $60,000.
Fair Value Adjustment of Put Warrant Liability. During the third quarter of 2008, the company recorded no gain or loss related to the adjustment of the liability for the warrant associated with the Hillstreet Fund. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2008, based on the Company’s common stock share price of $0.03, the Company calculated the fair value of the warrant to be $193,500, which was the same value as calculated on June 30, 2008.
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

Nine Months Ended September 30, 2008 and 2007
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Nine Months Ended:
	September 30, 2008		September 30, 2007		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$7,325,547	100%	$8,828,246	100%	$(1,502,699)	-17%
COST OF GOODS SOLD	4,230,533	58%	5,045,377	57%	(814,844)	-16%

GROSS PROFIT	3,095,014	42%	3,782,869	43%	(687,855)	-18%
OPERATING EXPENSES
Sales and marketing	910,358	12%	1,099,834	12%	(189,476)	-17%
Research and development	676,253	9%	908,993	10%	(232,740)	-26%
General and administrative	1,218,474	17%	1,348,412	15%	(129,938)	-10%
Amortization of intangible assets	367,515	5%	367,515	4%	—	0%

Total operating expenses	3,172,600	43%	3,724,754	42%	(552,154)	-15%

INCOME (LOSS) FROM OPERATIONS	(77,586)	-1%	58,115	1%	(135,701)	-234%

OTHER (INCOME) EXPENSE:
Interest expense	574,012	8%	1,121,246	13%	(547,234)	-49%
Fair value adjustment for warrant liability	64,500	1%	(217,700)	-2%	282,200	-130%

Total other expenses	638,512	9%	903,546	10%	(265,034)	-29%

LOSS BEFORE INCOME TAXES	(716,098)	-10%	(845,431)	-10%	129,333	-15%
INCOME TAX PROVISION	5,755	0%	5,000	0%	755	15%

NET LOSS	$(721,853)	-10%	$(850,431)	-10%	$128,578	-15%

PREFERRED STOCK DIVIDENDS	126,214	2%	—	0%	126,214	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(848,067)	-12%	$(850,431)	-10%	$2,364	0%

Net Sales. Net sales of $7.3 million for the nine month period ended September 30, 2008 decreased by $1.5 million or 17% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $1.4 million, or 24% from the nine months ended September 30, 2007, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $129,000, or 4% from the prior year period.
Gross Profit. Gross profit decreased by $688,000 or 18% from the prior year period as a result of the decrease in net sales. Gross profit as a percentage of net sales decreased from 43% to 42% due to absorbing fixed overhead costs over a lower revenue base
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2008 of $910,000 decreased by $189,000 or 17% from the prior year period. The decrease is due primarily to a decrease in personnel costs, including benefits and travel related costs. These cost reductions are the result of the Company’s efforts to integrate the sales and marketing departments of DPAC and Quatech during 2007.
Research and Development Expenses. Research and development expenses of $676,000 for the first nine months of 2008 decreased by $233,000 or 26% as compared to the comparable period of 2007. The decrease is due primarily to a decrease in personnel and consulting costs incurred, including benefits and travel related costs, of $149,000. Additionally, during the first nine months of 2008, $88,000 of total payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the nine months ended September 30, 2008 of $1.2 million decreased by $130,000 or 10% from the prior year period. The decrease was due primarily to decreases in salaries and benefits of $65,000 and in facilities rent and utilities of $67,000 related to the Company’s Southern California facility. Effective April 1, 2007, the Company terminated its lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $574,000 for the first nine months of 2008 as compared to $1.1 million incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. Interest expense in the current year period included the payment and write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement. The following non-cash charges are included in interest expense during the first nine months of 2008: accretion of success fees of $58,000, amortization of deferred financing costs of $38,000, and amortization of the discount for warrants of $9,000. The following non-cash charges are included in interest expense during the first nine months of 2007: accretion of success fees of $256,000, amortization of deferred financing costs of $96,000, and amortization of the discount for warrants of $242,000.
Fair Value Adjustment of Put Warrant Liability. For the nine months ended September 30, 2008, the company recorded a $64,500 charge to earnings related to the adjustment of the liability for the warrant associated with the Hillstreet Fund. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. At September 30, 2008, based on the Company’s common stock share price of $0.03, the Company calculated the fair value of the warrant to be $193,500.
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
Liquidity and Capital Resources
As of September 30, 2008 we had a cash balance of $16,000 and a deficit in working capital of $1.0 million. This compares to a cash balance of $257,000 and a deficit in working capital of $3.7 million at the end of 2007. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. These funds were used for working capital purposes and to bring our payables to a more current position. In October 2008, the Company secured additional Senior Subordinated Debt financing for $250,000, which is due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013 upon payment of an extension fee of $25,000. Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. A downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At September 30, 2008, we had remaining net availability under our line of credit of $198,000. However, availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The equity and financing transaction consummated during the quarter ended March 31, 2008, consisted of an issuance of convertible preferred stock and the funding of a new senior bank line of credit and subordinated term debt. The preferred stock issuance for $2.1 million consists of 21,250 shares of Series A Preferred shares. The Preferred shares carry an initial annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0 million working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula-driven based on applicable balances of the Company’s accounts receivable and inventories. At September 30, 2008, based on the formula-driven calculation, the Company had available under the line a maximum of approximately $1.6 million, of which the Company had drawn $1.4 million. The line of credit contains certain financial and other covenants that the Company must comply with. Additionally, on January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five-year maturity date. Interest-only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula-driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.

In October 2008, the Company entered into an Amendment to the Canal Agreement and funded an additional $250,000 in Senior Subordinated Debt financing which is due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013 upon payment of an extension fee of $25,000. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, if the additional debt is not paid in full on or by February 15, 2009, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
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
Net cash used in operating activities for the nine months ended September 30, 2008 was $377,000 as compared to $112,000 used in the first nine months of 2007. The net loss of $722,000 incurred in the first nine months of 2008 was off-set by non-cash items, including depreciation, amortization, accretion of success fees and warrant liability, totaling $739,000. Cash was primarily used to fund an increase in inventory of $168,000, pay down accounts payable by $634,000 and accrued restructuring costs and other accrued liabilities by $348,000. A reduction in accounts receivable contributed $758,000 to cash.
Net cash used in investing activities in the nine months ended September 30, 2008 consisted of capitalized software costs of $88,000 and property additions of $56,000.
Net cash provided by financing activities for the nine months ended September 30, 2008 was $279,000 as compared to $374,000 provided during the nine months of 2007. Cash provided in the current year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $617,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $94,000, and deferred financing costs incurred of $153,000.
As of September 30, 2008, we were in compliance with our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio and leased executive offices in Seal Beach, California, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Severance Agreement Commitments. The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at September 30, 2008 is $92,000 in short-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of September 30, 2008, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs. Accordingly, $87,854 of software development costs are capitalized as of September 30, 2008.
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
Item 4T — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5 — Other Information.
In connection with the Amendment to the Canal Agreement during October, 2008 discussed above in Note 4 to the unaudited condensed consolidated financial statements of the Company, the Company previously filed with the Securities and Exchange Commission a current report on Form 8-K on October 16, 2008 and furnished as exhibits certain agreements related to such Amendment. The Company is furnishing with this quarterly report copies of such exhibits conforming to the parties’ subsequent understanding with respect to the date of execution.
Item 6 — Exhibits.

Exhibit No.	Description

4.1	Warrant to Purchase Common Stock of DPAC Technologies Corp., issued to Canal Mezzanine Partners, L.P., dated as of October 22, 2008.

10.1
Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement and Amendment No. 1 to Security Agreement, by and among DPAC Technologies Corp., QuaTech, Inc. and Canal Mezzanine Partners L.P., dated October 22, 2008.

10.2	Senior Subordinated Note made by DPAC Technologies Corp. and QuaTech, Inc. in favor of Canal Mezzanine Partners L.P., dated October 22, 2008.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPAC TECHNOLOGIES CORP. (Registrant)
Date: November 14, 2008	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: November 14, 2008	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Warrant to Purchase Common Stock of DPAC Technologies Corp., issued to Canal Mezzanine Partners, L.P., dated as of October 22, 2008.

10.1
Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement and Amendment No. 1 to Security Agreement, by and among DPAC Technologies Corp., QuaTech, Inc. and Canal Mezzanine Partners L.P., dated October 22, 2008.

10.2	Senior Subordinated Note made by DPAC Technologies Corp. and QuaTech, Inc. in favor of Canal Mezzanine Partners L.P., dated October 22, 2008.

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.