Form 10-K
period 2008-12-31
DPAC TECHNOLOGIES CORP
filed 2009-04-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
Common Stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the year ended December 31, 2008 were $9,156,889.
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on March 26, 2009 based on a closing price of $0.02 for the Common Stock of the Company was $1,843,000.
The number of shares of registrant’s Common Stock outstanding at March 26, 2009 was 101,905,328 shares.
Documents Incorporated By Reference
None.

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended December 31, 2008
INDEX

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
AirborneTM wireless product line — the Airborne wireless product line was acquired with the merger of DPAC and QuaTech and was originally announced by DPAC in September 2003 to address needs in the industrial wireless marketplace with a product known as the Airborne™ Wireless LAN Node module. The wireless product utilizes the 802.11 standard communications protocol (also known as “WiFi”) and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe OEM customers as well as end-user customers have a need for an integrated local area network wireless connectivity solution. The wireless module includes a radio, base-band processor, an application processor and software for a “drop-in” web-enabled WiFi solution for connecting equipment, instrumentation and other devices to a local area network. An additional plug-and-play version of the product was developed and named AirborneDirect™. This product provides a web-enabled wireless connectivity solution for industrial equipment already in field use. Since, for the customer, there is no need to develop the software, or develop the radio frequency and communications expertise in-house, customers can realize reduced product development costs and a quick time-to-market. The AirborneDirect™ modules provide instant local area network and Internet connectivity, and connect through standard serial or Ethernet interfaces to a wide variety of applications.
The Airborne modules are designed to provide wireless local area network and Internet connectivity in transportation, logistics, point of sale devices, medical equipment, and other industrial products and applications. The product was designed to address the needs of small to medium volume applications where time to market, industrial temperature compatibility and ease of implementation are key factors in the decision to implement a wireless connectivity solution. Equipment with an Airborne™ module, either embedded or attached, can be monitored and controlled by a handheld device, by a personal computer in a central location or over the Internet. This eliminates cabling, allows the equipment to be portable and provides an effective mode of supplying the non-PC device to a local area network and the Internet. For example, the module can be a solution for communicating remote sensing and data collection activities through the Internet to a user’s PC or network database software.
Distribution, Marketing and Customers
QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers. Internationally, QuaTech sells and markets its products through over 50 distributors and resellers in more than 30 countries. QuaTech customers operate in a broad array of markets including retail point of sale, industrial automation, financial services and banking, telecommunications, transportation management, access control and security, gaming, data acquisition, and homeland security. All customers are supported from QuaTech’s headquarters in Hudson, OH or from sales and technical support personnel located in Southern California. No single customer accounted for more than 10% of net sales in 2008.
International Sales
The Company had export sales that accounted for 26% of total net sales in both 2008 and 2007 respectively, and 17% in 2006. Export sales were primarily to Canada, Western European, and South American countries. Foreign sales are made in U.S dollars. Specific demand shifts by customers could result in significant changes in our export sales from year to year.

All of QuaTech’s assets are located in the United States. The Company does not own or operate any manufacturing operations or sales offices in foreign countries.
Operations
QuaTech historically has procured all parts and certain services involved in the production of its products, and subcontracted a material portion of its product manufacturing to outside partners who specialize in such services. The Company entered into an agreement (“Agreement”) with one of its contract manufacturers (“Manufacturer”), that was consummated in January 2009, to sell certain of its manufacturing capability consisting of manufacturing equipment, fixtures, tools, shelving and tables. Also pursuant to the Agreement, the Company will sublease to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. The Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. Additionally, the Company sold certain of its inventory, and will sell additional inventory, to the Manufacturer. QuaTech believes that this approach is optimal as it reduces fixed costs, extends manufacturing capacity and increases production flexibility.
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
Research and Development
Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for 2009 will focus on developing new wireless and related products and expanding our product offerings.

QuaTech’s engineering, research and development expenses were $836,000 in 2008 and $1,179,000 in 2007. Additionally, the Company capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, $162,000 in software development costs incurred in 2008. QuaTech does not rely upon patent protection to protect its competitive position. The nature of the market QuaTech competes in places a heavy emphasis on the ability of QuaTech to service and support the customer along with the reliability of the product’s design and manufacturing. Engineering activities consist of the design and development of new products and the redesign of existing products to keep current with changes in the industry and products offered by the Company’s competitors. The Company also designs and develops new products for specific customers and such activities are often conducted in partnership with our customers.
We are currently involved in research and development for new software and hardware approaches for utilization in our wireless product line, as well as the development of package level products that may incorporate our wireless products as part of the overall system design. Our product development activities are solution driven, and our goal is to create technological advancements by working with each customer to develop advanced cost-effective products that solve each customer’s specific requirements. However, we, for the most part, develop products within the 802.11 standard and infrequently might develop patentable inventions. The 802.11 standards on which our products are based are defined by the IEEE and designed to assure interoperability of all products purporting to meet the standard.
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

Backlog
As of December 31, 2008 QuaTech had backlog orders which management believed to be firm commitments of approximately $300,000. As of December 31, 2007 QuaTech had backlog orders which management believed to be firm commitments of approximately $900,000. All of these orders pending as of December 31, 2008 are expected to ship in calendar year 2009. Backlog as of any particular date is not necessarily indicative of QuaTech’s future sales trends.
Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to ship within the one year period, we cannot make any guarantee that such orders will actually be shipped or that such orders will not be delayed or cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.
Personnel
As of December 31, 2008, QuaTech employed 29 full time employees, 24 of which are located at QuaTech’s facility in Hudson, Ohio, 4 of which are located in Southern California, and 1 of which is located on the East Coast. Of the 29 full-time employees, 4 were in general and administration, 9 were in sales, marketing and customer support, 8 were in engineering, research and development, and 8 were in operations and manufacturing. The Company occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and no employees are represented by a union. In conjunction with the Agreement that was consummated with Manufacturer in January 2009, the Company terminated 5 full-time employees who were engaged in operations and manufacturing, and who were subsequently hired by Manufacturer.
ITEM 1A: RISK FACTORS
Cautionary Statements
Investors should carefully consider the risks described below and all other information in the Form 10-K. The risk and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company may also impair the Company’s business and operations.
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

Potential Future Insufficiency of Capital and Financial Resources
We required additional financing to meet our ongoing obligations through the end of the year ending December 31, 2008 as referred to above. Despite the refinancing, our continued ability to obtain financing when needed may be unavailable if and when needed. If we obtain additional financing, the terms and conditions of the financing could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital are numerous, but include additional costs and expenses, including higher interest rates and the acceleration of maturity dates on other debt financing. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Other costs may include relative inefficiencies or loss of productivity, which may be reflected in the financial results. We could lose lenders, suppliers, vendors, key employees and service providers due to concerns about the Company’s liquidity. Many costs and fees could become higher as the Company loses liquidity, and this could accelerate the Company’s cash consumption rate. The combined effect of these problems could lead the Company to have to cease operations and/or file for bankruptcy protection.
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

Variability of Gross Margin
Gross profit as a percentage of sales was 43% for the year ended December 31, 2008 as compared to 42% for the year ended December 31, 2007. Any change in the gross margins can typically be attributed to the mix of products, average selling prices, revenue levels, the use of outside contract manufacturers, and increases to our fixed cost structure. As we market our products, the product mix may change over time and result in changes in the gross margin.
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
Additional Capital Funding May Impair Value of Shareholders’ Investment
We may need to raise additional capital. Our potential means to raise capital potentially include public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities, acquisitions, and other costs. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing debt, we would incur additional interest expenses that may reduce earnings and cash flows of the Company. Also, plans to borrow and repay the debt are subject to numerous risks. In the event the debt is not repaid as and when due, additional costs and debt would be required to satisfy and refinance the obligation, and the debt therefore could grow. If a company’s debt coverage costs are excessive, its equity can lose value for reasons including a decline in creditworthiness.
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
Compliance with Environmental Laws and Regulations
We are subject to a variety of environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, treatment and disposal, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements could harm our ability to continue manufacturing our products. Such requirements could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The imposition of additional or more stringent environmental requirements, the results of future testing at our facilities, or a determination that we are potentially responsible for remediation at other sites where problems are not presently known to us, could result in expenses in excess of amounts currently estimated to be required for such matters. Many of these regulations will not be applicable to us after December 31, 2008, as we will no longer be manufacturing our products.

Key Personnel
The Company may fail to attract or retain the qualified technical sales, marketing and managerial personnel required to operate its business successfully.
DPAC’s future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and our results of operations could be materially and adversely affected.
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
Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. At December 31, 2008, we have reserved a total of 11,379,000 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being “in-the-money,” the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant’s exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.

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
ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
QuaTech’s principal place of business is located at 5675 Hudson Industrial Parkway, Hudson, Ohio 44236 where the company leases approximately 17,100 square feet of combined office, warehousing and product assembly space. QuaTech has leased the space through April 2014.
Additionally, the Company leases sales and administrative offices in Southern California.
ITEM 3: LEGAL PROCEEDINGS
We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations or which for damages would exceed 10% of the current assets of the Company. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the Over The Counter Bulletin Board under the symbol “DPAC.OB.” The following table sets forth the high and low closing sale prices on the Nasdaq Small Cap Market as reported by The Nasdaq Stock Market.

	High	Low

Fiscal Year ended December 31, 2007:
Quarter Ended
March 31, 2007	$0.15	$0.10
June 30, 2007	$0.12	$0.07
September 30, 2007	$0.10	$0.06
December 31, 2007	$0.07	$0.02

Fiscal Year ended December 31, 2008:
Quarter Ended
March 31, 2008	$0.05	$0.01
June 30, 2008	$0.05	$0.03
September 30, 2008	$0.06	$0.03
December 31, 2008	$0.05	$0.01
Holders
There were approximately 250 shareholders of record as of March 26, 2009. We believe there are approximately 6,500 beneficial shareholders of DPAC Common Stock held in street name. Development Capital Ventures, LP, hold approximately 57% of the common shares outstanding at March 26, 2009.
Dividends
We have not paid dividends on our common stock in either of the past two fiscal years. We do not expect to pay any dividends on our common stock in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.
ITEM 6: SELECTED FINANCIAL DATA
Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Successful implementation of the Airborne wireless products and new product lines will require, among other things, best-in-class designs, exceptional customer service and patience. Also, timing of revenue may be affected by the length of time it may take our customers to design our Airborne product into their product lines and introduction of their products. In addition, our revenues are ultimately limited by the success of our customers’ products in relation to their competition.
Fluctuations in Operating Results
The primary factors that may in the future create material fluctuations in our results of operations include the following: timing and amount of shipments; changes in the mix of products sold; any inability to procure required components; whether new customer orders are for immediate or deferred delivery; the sizes and timing of investments in new technologies or product lines; a partial or complete loss of any principal customer; any addition of a significant new customer; a reduction in orders or delays in orders from a customer; excess product inventory accumulation by a customer; and other factors.
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

Property, Plant and Equipment
The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in SFAS No. 144. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amounts of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.
Capitalized Developed Software
Certain software development costs are capitalized after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ''technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. During 2008, certain development costs totaling $162,375 met the criteria of SFAS 86 for the capitalization of software development costs and were capitalized accordingly.
Goodwill and Intangibles
We review the recoverability of the carrying value of goodwill and intangibles on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill or intangibles has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the carrying value of our net assets. In estimating the fair value of the entire Company, the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. Because of the expertise required to value goodwill and intangible assets, the Company engaged the services of a third party to assist with the year-end impairment analysis. The valuation analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the entire Company is determined to be less than the carrying value of our net assets, we could be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss for our goodwill. Recording an impairment charge for goodwill could have a material adverse impact on our operating results for the period in which such charge was recorded. As of December 31, 2008, based on the Company’s most recent analysis, there was no impairment of goodwill.

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
Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $10,884,000 expires through 2028; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $229,170 for 2008 and $884,281 for 2007. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
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
In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was adopted by the Company on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161, but do not expect its adoption to have a material impact on our financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the impact of this staff position, but do not expect its adoption to have a material impact on our financial statements.

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

Results of Operations
The following table summarized DPAC’s results of operations as a percentage of net sales for the two years ended December 31, 2008 and 2007:

	2008		2007		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$9,156,889	100%	$12,125,349	100%	$(2,968,460)	-24%
Cost of goods sold	5,252,895	57%	7,002,971	58%	(1,750,076)	-25%
Gross profit	3,903,994	43%	5,122,378	42%	(1,218,384)	-24%
Sales and marketing expenses	1,163,757	13%	1,404,088	12%	(240,331)	-17%
Research and development	835,863	9%	1,179,196	10%	(343,333)	-29%
General and administrative expenses	1,530,999	17%	1,775,817	15%	(244,818)	-14%
Amortization of intangible assets	490,020	5%	490,020	4%	—	0%
Income (loss) from operations	(116,645)	-1%	273,257	2%	(389,902)	-143%
Interest expense	694,909	8%	1,454,962	12%	(760,053)	-52%
Fair value adjustment for warrant liability	(12,900)	0%	(415,300)	-3%	402,400	-97%
Loss before income taxes	(798,654)	-9%	(766,405)	-6%	(32,249)	4%
Income tax benefit	—	0%	(151)	0%	151
Net loss	$(798,654)	-9%	$(766,254)	-6%	(32,400)	4%
Net Sales
Net sales for the year ended December 31, 2008 of $9,157,000 decreased by $2,968,000 or 25% compared to net sales for the year ended December 31, 2007. Net sales related to the Company’s Device Connectivity products decreased $2,200,000 or 29%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $769,000, or 17% from the year ended December 31, 2007. The decrease in revenues for the Device Connectivity product line is primarily due to a reduction in IT infrastructure spending of two major customers in the banking and financial services industry as well as a general slowdown in IT infrastructure spending across the industries we market to. The decrease in revenues for the Device Networking product line is primarily due to a general decrease in IT infrastructure spending across the industries we market which impacted the majority of our customers during the second half of 2008.
Gross Profit
Gross profit decreased by $1,218,000 or 24% to $3,904,000 in 2008 from $5,122,000 in 2007 due to the decrease in net sales. Gross profit as a percentage of sales improved slightly to 43% in 2008 from 42% in 2007. The improvement in gross profit percentage is due to the lower direct material costs as a result of the Company manufacturing a greater percentage of products in house during the most recent period. The reduced material costs were offset by fixed operating expenses as fixed expenses represented a larger percentage of cost of goods sold as a result of the lower revenue figures.
Sales and Marketing
Sales and marketing expenses of $1,164,000 decreased by $240,000 or by 17% from $1,404,000 in fiscal year 2007. The decrease is due primarily to a decrease in personnel costs, including benefits, of $185,000, and a decrease in advertising and Internet search engine costs of $50,000. These cost reductions are the result of the Company’s continuing efforts to integrate the sales and marketing departments of DPAC and Quatech since the date of the Merger and represent a decrease in sales and marketing personnel headcount of 5 individuals.

Research and Development
Research and development expenses of $836,000 in 2008 decreased by $343,000, or 29%, as compared to 2007. The decrease is due primarily to a decrease in personnel and consulting costs incurred, including benefits and travel related costs, of $220,000. Additionally, during 2008, $162,000 of total payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized. These reductions were partially offset by an increase of $43,000 in materials consumed for development projects. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expense
General and administrative expenses incurred in 2008 of $1,531,000 decreased by $245,000 or 14% from the prior year period. The decrease was due primarily to decreases in salaries and benefits of $106,000, director fees of $28,000, royalty expense of $31,000, and in facilities rent and utilities of $67,000 related to the Company’s Southern California facility. Effective April 1, 2007, the Company terminated its lease and relocated out of its Garden Grove, CA facility into office space sized appropriately for the Company’s needs.
Amortization Expense
Amortization expense of $490,000 in each of 2008 and 2007 is related to the amortization of purchased intangible assets acquired in the merger on February 28, 2006 being amortized over 5 years.
Interest Expense
The Company incurred interest and financing costs of $695,000 in 2008 as compared to $1,455,000 incurred in 2007. The decrease is due to lower average debt balances and lower effective interest rates. Interest expense in the current year period included the payment and write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement. The following non-cash charges are included in interest expense during 2008: accretion of success fees of $46,000, amortization of deferred financing costs of $58,000, and amortization of the discount for warrants of $12,000. The following non-cash charges are included in interest expense during 2007: accretion of success fees of $267,000, amortization of deferred financing costs of $99,000, and amortization of the discount for warrants of $242,000.
Fair Value Adjustment of Put Warrant Liability.
For 2008, the Company recorded a net gain of $13,000 related to the adjustment of the liability for the warrant associated with the subordinated debt compared to a net gain of $415,000 for 2007. Under SFAS 150, the Company is required to adjust the put warrant liability to its fair value through earnings at the end of each reporting period. At December 31, 2008, based on the Company’s common stock average share price of $0.018, the Company calculated the fair value of the warrant to be $116,000.
Income Taxes
In the fourth quarter of 2006, a full valuation allowance was recorded against the Company’s related deferred tax assets. The Company recorded an income tax benefit of $151 for 2007.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. This compares to a net loss of approximately $766,000 for 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.
Although the Company reported a loss of $799,000 for 2008, a significant portion of our operating expenses are non-cash, including depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt of $2,113,000, and which funds were used for working capital purposes and to bring our payables to a more current position. In addition, in October 2008, the Company secured additional Senior Subordinated Debt financing of $250,000.
In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels. It is anticipated that these reductions will result in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company entered into an agreement with one of its contract manufactures to sell certain equipment and inventory, sublease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction is expected to improve the operating efficiency of the Company and provide an increase in short term cash flows.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity through December 31, 2009, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At December 31, 2008, we had remaining net availability under our line of credit of approximately $93,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The equity and financing transaction consummated January 31, 2008, consisted of an issuance of cumulative convertible preferred stock and the funding of a new senior bank line of credit and subordinated term debt. The preferred stock issuance for $2.1 million consisted of 20,125 shares of Series A Preferred shares. The Preferred shares carry an initial annual dividend rate of 9% and contain conversion rights allowing the preferred shares to be converted into Company’s common stock. The senior debt is a $3.0 million working capital line of credit from Fifth Third Bank in Cincinnati, OH, with a floating interest rate of the bank’s prime rate plus 1.5%. Availability under the line of credit is formula-driven based on applicable balances of the Company’s accounts receivable and inventories. At December 31, 2008, based on the formula-driven calculation, the Company had available under the line a maximum of approximately $1.5 million, of which the Company had drawn $1.4 million. The line of credit contains certain financial and other covenants that the Company was in compliance with at December 31, 2008. The Company subsequently entered into an amendment with Fifth Third Bank as of April 8, 2009, extending the maturity date for repayment of all borrowings under the line of credit from January 31, 2009 until January 31, 2010. As amended on April 8, 2009, the maximum borrowings available under the line was reduced to $2,000,000 through December 31, 2009, and to $1,500,000 thereafter. Additionally, per the amendment, effective February 1, 2009, the interest rate was modified to be LIBOR plus 6.5%. Additionally, on January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), providing the Company with approximately $1.1 million in net funding. The note contained in the Agreement has a stated principal balance of $1.2 million with an annual interest rate of 13% and a five-year maturity date. Interest-only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula-driven success fee based on a multiple of the trailing twelve months EBITDA to be paid at maturity and for issuance of a warrant entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price.

In October 2008, the Company entered into an amendment to the Agreement with Canal (“Amendment”) securing additional Senior Subordinated Debt financing of $250,000, which was originally due and payable on February 15, 2009, and which can be extended by the Company until January 31, 2013, upon payment of an extension fee of $25,000. The Company intends to extend the maturity date and is currently in process to do so. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, if the additional debt is not paid in full on or by February 15, 2009, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
In conjunction with the closing on January 31, 2008, the Company terminated its lending relationship with and paid in full its debt obligations with National City Bank and the Hillstreet Fund, notwithstanding the put warrant liability for the Hillstreet Fund.
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
Net cash used in operating activities for 2008 of $573,000 consisted of the net loss of $799,000, offset by net non-cash sources of cash totaling $856,000, which included; depreciation and amortization of $603,000, non-cash compensation expense of $74,000, provisions for bad debt and obsolete inventory totaling $76,000, amortization of deferred financing costs of $58,000, and the accretion of discount and success fees on debt of $57,000. Additionally, net cash was used for the decrease in accounts payable of $895,000, other accrued liabilities of $278,000 and the payments of restructuring charges of $278,000, and partially offset by the decrease in accounts receivable of $734,000. Net cash provided by operating activities for 2007 was $109,000 and consisted of the net loss of $766,000, offset by net non-cash sources of cash totaling $924,000, which included depreciation and amortization of $623,000, the accretion of discount and success fees on debt of $508,000, and partially off-set by the fair value adjustment of the liability for the warrant of $415,000. Additionally, net cash was used 2007 for the increase in accounts receivable of $223,000 and the payments of restructuring charges of $402,000.
Net cash used in investing activities in 2008 of $223,000 consisted of equipment purchases of $61,000 and an investment of $162,000 in capitalized internally developed software. Net cash used in investing activities in 2007 of $63,000 was for the purchase of equipment.

Net cash provided by financing activities for the year ended December 31, 2008 was $548,000 as compared to $173,000 provided during 2007. Cash provided in the current year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $557,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $125,000, and deferred financing costs incurred of $158,000. Net cash provided by financing activities for the year ended December 31, 2007 was $173,000 and consisted of net borrowing under the Company’s revolving credit facility of $621,000, off-set by repayments on bank term debt of $283,000, repayments on the Ohio Development loan of $104,000, and capital lease principal payments of $66,000.
The Company operates at leased premises in Hudson, Ohio which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during fiscal year 2009.
As of December 31, 2008, we were in compliance with our bank financial covenants.
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:
Capital Lease Obligations
We have various capital lease obligations in connection with equipment purchases. Our outstanding capital lease obligations of $20,549 as of December 31, 2008, relate to manufacturing and test equipment and are included as part of short-term and long-term debt within our balance sheet.
Operating Lease Obligations
As of December 31, 2008, we have operating leases for our facilities with future minimum payments of $848,000 extending through March 31, 2014.

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
Severance Agreement Commitments
The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being due in April 2009. The balance due from these arrangements at December 31, 2008 is $42,000, which is included in short-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
Inflation
Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for either of the two years ended December 31, 2008.
ITEM7A: QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto commencing at page F-l.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal year ending December 31, 2008 covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.
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
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
On April 15, 2009, the Company issued a press release announcing its financial results for the fourth quarter of year ending December 31, 2008 and for the year then ended. A copy of the press release is attached to this Annual Report on Form 10-K as Exhibit 99.1.
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The following table sets forth certain information regarding our directors as of December 31, 2008:

Name	Since	Age	Positions
Samuel W. Tishler	2000	71	Chairman of the Board of Directors
Steven D. Runkel	2006	47	President, Chief Executive Officer, and Director
Creighton K. Early	2003	56	Director
Dennis R. Leibel	2006	64	Director
William Roberts	2006	54	Director
Mark Chapman	2006	47	Director
James Bole	2006	46	Director

Position with Company (in addition to Director) and Principal Occupations during the Past Five Years
Samuel W. Tishler, Chairman of our Board of Directors, is an independent consultant, retired in 2003 as vice president for Corporate Development for Acterna Corporation, (Nasdaq:ACTR), a manufacturer of telecommunications test equipment, and is an experienced strategic planning and venture investment professional. He was a vice president of Arthur D. Little Enterprises, Inc. from 1977 to 1986 and a founder of Arthur D. Little Ventures. He also was a vice president of Raytheon Ventures from 1987 to 1994, and in that capacity was responsible for its venture capital portfolio. Mr. Tishler has also served on many of the Boards of venture-backed companies, including Viewlogic Systems and Kloss Video Corporation. Mr. Tishler’s broad strategic planning background includes the early development of technology concepts from planning to development and execution.
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
Creighton K. Early resumed his position as a Consulting Principal with the Environmental Financial Consulting Group since his resignation as the Chief Executive Officer of DPAC, a position he held from May 1, 2004 until February 28, 2006. From December 18, 2003 to April 30, 2004, he was our interim-CEO. From April 2003 until May 2004, he was a Consulting Principal in the Environmental Financial Consulting Group. From 1988 through 2002, Mr. Early served in several management positions while employed by Earth Tech, Inc., an engineering consulting and asset management company. These positions included Chief Financial Officer from June 1988 through October 1999 and as President of the company’s Global Water Management Division from November 1999 through December 2002. Prior to joining Earth Tech, Mr. Early held senior level finance positions at electronics manufacturers Informer, Inc., Schiff Photo Mechanics and Hi-Tek Corporation. Mr. Early has a BS from Ohio State University and an MBA from the University of Michigan.

Dennis R. Leibel has served as a Director of the Company since February 2006 and chairs the Audit Committee. Mr. Leibel is a founding partner of Equire Associates LLC, a financial consulting business. Mr. Leibel is also a private investor and a retired financial and legal executive. Mr. Leibel also serves on the Board of Directors of Microsemi Corporation, where he is Chairman. Mr. Leibel holds a B.S. degree in accounting, a Juris Doctor degree and an L.L.M. degree.
William Roberts is a 30 year veteran in retailing. He currently is Executive Vice President of merchandising with Belk Inc. Belk is a $4 billion private retail chain based out of Charlotte, NC. Prior to Belk, Mr. Roberts has held various merchandising positions with May Department Stores and Macy’s.
Mark Chapman is Senior Vice President and General Manager at Comarco Inc (Nasdaq: CMRO), a provider of wireless network test equipment. Previously, he was an independent wireless consultant also acting as Vice President of Business Development for WiSpry, a venture funded fabless semiconductor company targeting broadband and wireless communications. From 2001 to 2003, Mr. Chapman served as president and CEO of Ditrans Corp, a developer of Digital Transceiver products. Mr. Chapman’s prior experience also includes various management, sales and marketing positions at Rockwell Semiconductor (now Conexant) where he had responsibility for various modem products and later wireless data products. Mr. Chapman also worked for Thorn EMI, a contractor for British Telecom; and Racal Milgo, Inc., a manufacturer of modems in Reading, England in various systems engineering positions. Mr. Chapman received a BSEE with first class honors from Robert Gordon’s University, Aberdeen, Scotland.
James Bole is Vice President of SOA Solutions at Software AG, a German global enterprise software company. Mr. Bole has more than 20 years of entrepreneurial software development and technical management experience in both startups and Fortune 100 companies. From 2001 to September 2006, Mr. Bole was Vice President of Products and Professional Services at Infravio, a venture capital-backed software startup acquired by webMethods. Prior to joining Infravio, Mr. Bole held executive positions at Lockheed Martin (NYSE: LMT), Formtek (acquired by Lockheed Martin), and WorkExchange Technologies. Mr. Bole holds a BS in Applied Mathematics/Computer Science from Carnegie Mellon University.

Executive Officers
The following information is provided with respect to DPAC’s current executive officers. Information for Mr. Steven D. Runkel is provided under the heading “Directors” above.
DPAC’s executive officers and their ages as of December 31, 2008 are as follows:

Name	Age	Positions

Stephen J. Vukadinovich	60	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.
Board of Director Meetings and Committees
During the year ended December 31, 2008, the board of Directors held 7 meetings. All members of the Board of directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.
During the year ended December 31, 2008, each Board of Directors member attended at least 75% of the meetings of the board of Directors and at least 75% of the meetings of the committees on which he served.
We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.
The Audit Committee meets periodically with the company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. As of the end of 2008 the Audit Committee was composed of Mr. Leibel, Mr. Tishler and Mr. Chapman, all of whom are independent directors. Mr. Leibel is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee operates under a formal charter that governs its duties and conduct.
The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. There are currently two members of the Compensation Committee, Mr. Roberts and Mr. Bole. The compensation committee does not operate under a charter.
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

Based solely upon a review of the copies of such forms furnished to us, we believe that during 2008 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Code of Ethics for Financial Professionals
Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon written request. Request can be made by mail or fax to:
DPAC Technologies Corp.
5675 Hudson Industrial Park
Hudson, Ohio 44236
Fax: 330-655-9020
ITEM 11: EXECUTIVE COMPENSATION
The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the year ended December 31, 2008 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the year ended December 31, 2008:
Summary Compensation Table

							Change in Pension
						Non-Equity	Value and
						Incentive Plan	Nonqualified
						Compen-	Deferred Compen-	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	sation	sation Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Steven D. Runkel	2008	250,000	20,000	0	39,836	0	0	27,908	337,744
Chief Executive Officer (1)	2007	226,923	0	0	79,720	0	0	30,548	337,191

Stephen J. Vukadinovich	2008	145,000	5,500	0	8,963	0	0	6,000	165,463
Chief Financial Officer (2)	2007	140,000	0	0	17,900	0	0	6,000	163,900

(1)
Mr. Runkel’s salary includes $23,000 in payments which were voluntarily deferred from 2007 because of the Company’s cash flow constraints. Mr. Runkel’s other compensation consisted of a vehicle allowance and apartment rental costs. Because Mr. Runkel does not live in Hudson, OH, the Company maintains an apartment in Hudson, OH for Mr. Runkel. Additionally, Mr. Runkel, who serves as a director of the Company, does not receive compensation for such service as a director.

(2)	Mr. Vukadinovich’s other compensation consisted of a vehicle allowance.

Option Grants
During 2008, the Company issued to employees, excluding Directors, stock option grants to purchase 2,950,000 shares of common stock, all vesting over a four year period.
The following tables contain information concerning the stock option grants to the Company’s Named Executive Officers for the year ended December 31, 2008.
Option Grants in Last Fiscal Year

		% of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date

Steven D. Runkel Chief Executive Officer	1,000,000	33.9%	$0.04	April 2018
Stephen J. Vukadinovich Chief Financial Officer	225,000	7.6%	$0.04	April 2018
Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive Plan
			Option Awards					Incentive Plan	Awards:
	Number of		Equity Incentive					Awards:	Market or Payout
	Securities	Number of	Plan Awards:					Number of	Value of
	Underlying	Securities	Number of			Number of	Market Value	Unearned	Unearned
	Un-	Underlying	Securities			Shares or	of Shares or	Shares, Units or	Shares, Units or
	exercised	Unexercised	Underlying	Option		Units of Stock	Units of Stock	Other Rights	Other Rights
	Options	Options	Unexercised	Exercise	Option	That Have	That Have	That Have Not	That Have Not
	(#)	(#)	Unearned Options	Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Steven D. Runkel	697,874		0	$0.02	02/28/2011	0	0	0	0
	697,874			$0.03	02/28/2012
	697,874			$0.06	02/28/2014
	250,000	750,000		$0.10	04/11/2017
		1,000,000		$0.04	04/01/2018

Stephen J. Vukadinovich	40,000		0	$5.63	05/08/2010	0	0	0	0
	7,500			$2.56	11/22/2010
	7,500			$1.91	12/29/2010
	8,000			$1.50	03/22/2011
	12,000			$1.78	06/01/2011
	4,000			$1.97	10/22/2011
	5,000			$2.12	12/03/2011
	12,000			$1.71	07/25/2012
	35,000			$0.94	04/10/2013
	100,000			$0.38	11/04/2014
	120,000			$0.16	02/28/2016
	56,250	168,750		$0.10	04/11/2017
		225,000		$0.04	04/01/2018
Employment Agreements
The Company has a written employment agreement with Mr. Runkel that specifies a base salary of $250,000 per year, an auto allowance of $750 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Runkel’s employment for any reason other than for “cause” or if Mr. Runkel terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Runkel will be entitled to a severance equal to the continuation of his base salary and auto allowance for twelve months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Runkel, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement with Mr. Runkel expired on March 31, 2009 and the Compensation Committee is currently working to replace the agreement with a new agreement.

Notwithstanding the salary that as specified by Mr. Runkel’s employment agreement, on July 18, 2008 he voluntarily agreed to a reduction in his total base salary from $250,000 annually to $200,000 annually. Additionally, the Company would pay to Mr. Runkel a quarterly bonus based on the achievement by the Company of certain quarterly performance targets (measured by reference to the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA)). Mr. Runkel would receive a bonus (in cash) of $6,250 for quarterly Company EBITDA of $250,000; $12,500 for EBITDA of $375,000 and $25,000 for EBITDA of $500,000.
The Company has a written employment agreement with Mr. Vukadinovich that specifies a base salary of $146,000 per year, an auto allowance of $500 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Vukadinovich’s employment for any reason other than for “cause” or if Mr. Vukadinovich terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Vukadinovich will be entitled to a severance equal to the continuation of his base salary and auto allowance for six months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Vukadinovich, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement with Mr. Vukadinovich expired on March 31, 2009 and the Compensation Committee is currently working to replace the agreement with a new agreement.
Compensation of Directors
The following table sets forth the compensation of the Board for the 2008 fiscal year:

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
Name	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
(1)	($)(2)	($)	($)(3)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Samuel W. Tishler	10,000	0	700	0	0	0	10,700
Steven D. Runkel	0	0	0	0	0	0	0
Creighton K. Early	11,000	0	700	0	0	0	11,700
Dennis R. Leibel	13,000	0	700	0	0	0	13,700
William Roberts	8,000	0	700	0	0	0	8,700
Mark Chapman	10,000	0	700	0	0	0	10,700
James Bole	8,000	0	700	0	0	0	8,700

(1)	Mr. Runkel’s compensation is included in the Executive Compensation summary table. Mr. Runkel does not receive any compensation related to being a director of the Company.

(2)
The values set forth in this column represent the cash retainer and fees earned by each director in 2008. Following the 2008 fiscal year, in January 2009, the Company issued stock options to each director (other than Mr. Runkel) at an exercise price of $0.03 in lieu of cash payment as follows: Messrs. Bole, Chapman, Tishler and Roberts, 266,667 options each; Mr. Leibel, 400,000 options; and Mr. Early 283,333 options. Because the grants of stock options were not made until January, 2009, the Company did not recognize a non-cash compensation charge related to such grants for 2008. These grants were not included in the values set forth in column (d).

(3)	Per FAS 123R, the Company recognized $4,200 of non-cash compensation expense in its consolidated financial statements related to stock option grants issued to directors for 2008.
The Company pays its non-employee directors a cash retainer of $2,000 per quarter. The Chair of the Audit Committee and the Chair of the Compensation Committee are each paid an additional $1,000 and $500 per quarter, respectively. In addition to such retainers, non-employee directors receive fees of $1,500 for each Board meeting attended. In addition, non-employee directors receive fees of $500 for each Audit Committee or Compensation Committee meeting attended. As indicated in footnote (2) to the Director compensation table above, in lieu of payment in cash of the retainer and fee amounts earned in 2008, the Company issued stock options in January 2009 to its directors in the amounts described in the footnote. The Board members are reimbursed their out-of-pocket expenses for attending Board and committee meetings.

Each non-employee director is granted annually an option to purchase up to 50,000 shares of the Company’s Common Stock at the fair market value of such shares at the time of such grant. Such option grants have a 10 year life and are immediately exercisable and fully vested at the time of grant. The annual stock options are granted on the first business day of each fiscal year. For the year ended December 31, 2008, options to purchase 50,000 shares of common stock were granted to each of the following directors: Mr. Early, Mr. Roberts, Mr. Tishler, Mr. Chapman, Mr. Bole and Mr. Leibel. All options granted had an exercise price of $0.014 per share.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables sets forth certain information as of February 25, 2009, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial		Percentage of
(and Address of Each 5% Beneficial Owner)	Ownership		Class (1)

Development Capital Ventures, LP 7500 Iron Bar Lane, Suite 209 Fort Mill, SC 29708-6908	105,013,858	(2)	70.4%

The HillStreet Fund, L.P. 300 Main Street, Suite 1C Cincinnati, Ohio 45202	5,443,457	(3)	5.1%

Current directors, director nominees, and executive officers:

Steven Runkel	4,425,638	(4)	4.2%
Kim Early	1,293,333	(5)	1.3%
William Roberts	10,335,713	(6)	9.9%
James Bole	1,821,429	(7)	1.8%
Mark Chapman	466,667	(8)	*
Dennis Leibel	600,000	(8)	*
Samuel Tishler	727,667	(9)	*
Stephen Vukadinovich	519,750	(8)	*

All executive officers and directors as a group (eight)	20,190,197		18.0%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of a warrant or option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes the equivalent of 47,058,824 common shares for the potential conversion of 20,000 shares of Class A Preferred Shares.

(3)	Consists of 5,443,457 shares subject to warrants that are exercisable within 60 days.

(4)	Includes 2,843,622 shares subject to options that are exercisable within 60 days.

(5)	Includes 1,253,333 shares subject to options that are exercisable within 60 days.

(6)	Includes 466,667 shares subject to options that are exercisable within 60 days and 1,764,706 shares for the potential conversion of 750 shares of Class A Preferred Shares.

(7)	Includes 466,667 shares subject to options that are exercisable within 60 days and 1,176,471 shares for the potential conversion of 500 shares of Class A Preferred Shares.

(8)	Consists only of shares subject to options that are exercisable within 60 days.

(9)	Includes 726,667 shares subject to options that are exercisable within 60 days.

*	Represents less than 1% of the outstanding shares.
Equity Compensation Plan Information

No. of Shares of
Common Stock
Remaining Available
for future Issuance
	Number of Shares of		under the Equity
	Common Stock to be	Weighted-Average	Compensation Plans
	Issued upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options	Outstanding Options	reflected in column 1)

Equity Compensation Plans Approved by Shareholders	12,882,125	$0.50	13,805,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	12,882,125	$0.50	13,805,000

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not Applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Maloney + Novotny LLC (formerly Hausser + Taylor LLC) (“Maloney + Novotny”) served as the company’s independent auditor for the years ended December 31, 2008 and 2007. The following is a summary of the fees billed to the Company by Maloney + Novotny, which served as the Company’s auditor, and for professional services rendered during the years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$91,340	$85,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$91,340	$85,000

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
Until October 19, 2007, Maloney + Novotny had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its shareholders provided non-audit services. As a result of this arrangement, Maloney + Novotny had no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of Maloney + Novotny. Maloney + Novotny managed and supervised the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
Our audit committee pre-approves all fees for services to be performed by our principal accountant in accordance with our audit committee charter.
ITEM 15: EXHIBITS
The following documents are filed as part of this Form 10-K:
2.1	Agreement dated March 7, 2005 between the Registrant and QuaTech, Inc., which is incorporated by reference to Exhibit 2.3 to the Registrant ‘s Form 8-K as filed March 8, 2005.

2.2
Agreement and Plan of Reorganization dated April 26, 2005 among the Registrant, DPAC Acquisition Sub, Inc. and QuaTech, Inc., is incorporated by reference to the to 2.4 to Form 8-K/A as filed by the Registrant on April 27, 2005.

3.1	Articles of Incorporation, as amended, which are incorporated by reference to the Registrant’s Current Report on Form 8-K, Date of Event July 11, 1988.

3.2	By-laws, as amended, which are incorporated by reference to Registrant’s Current Report on Form 8-K, Date of Event July 11, 1988.

3.3	Certificate of Determination dated January 3, 2008, which is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed February 5, 2008.

4.1
Common Stock Purchase Warrant dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K as filed February 5, 2008.

10.1	Lease for Premises at 7321 Lincoln Way, Garden Grove, California, dated June 19, 1997, incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.

10.2	Renewal of Garden Grove lease, incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 10-K filed June 1, 2004 for the year ended February 29, 2004.

10.3	1996 Stock Option Plan as incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form l0-KSB for the year ended February 29, 1996.*

10.4	1985 Stock Option Plan, as amended and incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.5	Form of Indemnification Agreement with officers and directors as incorporated by reference to Registrant’s Annual Report on Form l0-KSB for the year ended February 28, 1994.*

10.6	Description of CEO Severance Agreement dated March 18, 2004, incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed January 14, 2005.

10.7	Description of Supplemental Severance Policy, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed February 23, 2005.*

10.8
Employment Agreement, between Steven D. Runkel and DPAC Technologies Corp., effective as of February 28, 2006 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on March 6, 2006.

10.9
Subordinated Loan and Security Agreement, between WR Acquisition, Inc., as Borrower, and The HillStreet Fund, L.P., as Lender, as dated as of July 28, 2000 (the “HillStreet Loan Agreement”) incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on March 6, 2006.

10.10	First Amendment to the HillStreet Loan Agreement, dated as of August 5, 2005 incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8- K, as filed on March 6, 2006.

10.11	Second Amendment to the HillStreet Loan Agreement, dated as of January 27, 2006 incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8- K, as filed on March 6, 2006.

10.12	Third Amendment to the HillStreet Loan Agreement, dated as of February 28, 2006 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K, as filed on March 6, 2006.

10.13
Credit Agreement, between WR Acquisition, Inc., as Borrower, and National City Bank, as Lender, dated as of July 28, 2000 (the “National City Credit Agreement”) incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.14	First Amendment to the National City Credit Agreement, dated as of March 25, 2002 incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8- K, as filed March 6, 2006.

10.15	Second Amendment to the National City Credit Agreement, dated as of September 4, 2002 incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.16	Third Amendment to the National City Credit Agreement, dated as of November 25, 2003 incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.17	Fourth Amendment to the National City Credit Agreement, dated as of July 21, 2005 incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.18	Fifth Amendment to the National City Credit Agreement, dated as of February 28, 2006 incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.19
Loan Agreement, between QuaTech, Inc., as Borrower, and the Director of Development of the State of Ohio, as Lender, dated as of January 27, 2006 incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

10.20	Description of Director Compensation adopted March 14, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed March 20, 2006.

10.21	Letter Agreement dated December 5, 2007 between QuaTech, Inc. and National City Bank, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed December 7, 2007.

10.22
Credit Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed February 5, 2008.

10.23
Revolving Credit Promissory Note dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed February 5, 2008.

10.24
Security Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed February 5, 2008.

10.25
Subordination Agreement dated January 30, 2008 between the Registrant, QuaTech, Inc., Canal Mezzanine Partners, L.P. and Fifth Third Bank, between the Registrant, QuaTech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed February 5, 2008.

10.26
Acknowledgement Agreement dated January 30, 2008 between Fifth Third Bank and Development Capital Ventures, L.P., which is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K as filed February 5, 2008.

10.27
Senior Subordinated Note and Warrant Purchase Agreement dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K as filed February 5, 2008.

10.28
Senior Subordinated Note dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K as filed February 5, 2008.

10.29
Security Agreement dated January 31, 2008 between the Registrant, QuaTech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K as filed February 5, 2008.

10.30
Co-Sale Agreement dated January 31, 2008 between the Registrant, Development Capital Ventures, LP, William Roberts, Steven D. Runkel, and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K as filed February 5, 2008.

10.31
Registration Rights Agreement dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K as filed February 5, 2008.

10.32
Acknowledgement Agreement dated January 31, 2008 between Canal Mezzanine Partners, L.P. and Development Capital Ventures, LP, which is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K as filed February 5, 2008.

10.33
Subscription Agreement dated December 17, 2007 between the Registrant and Development Capital Ventures, LP, which is incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K as filed February 5, 2008.

10.34	Equipment Purchase Agreement dated as of December 30, 2008 between the Registrant and Tetrad Electronics, Inc.

10.35	First Amendment to Credit Agreement dated January 31, 2009 among the Registrant, QuaTech, Inc. and Fifth Third Bank.

10.36	Revolving Credit Promissory Note dated January 31, 2009 among the Registrant, QuaTech, Inc. and Fifth Third Bank.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on June 1, 2004 for the fiscal year ended February 29, 2004.

16.1	Letter from Bober, Markey, Fedorovich & Company, dated March 6, 2006, incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, as filed March 6, 2006.

21.1	List of Subsidiaries

23.1	Consent of Maloney + Novotny, LLC, a Registered Independent Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page to this report).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued April 15, 2009 announcing the financial results for the fourth quarter and year ended December 31, 2009.

*	Management compensatory plan or arrangement.
(c) Financial Statement Schedules Excluded from Annual Report: None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	DPAC TECHNOLOGIES CORP.
	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
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

/s/ Samuel W. Tishler Samuel W. Tishler Chairman of the Board	April 15, 2009

/s/ Steven D. Runkel Steven D. Runkel Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2009

/s/ William Roberts William Roberts, Director	April 15, 2009

/s/ Creighton K. Early Creighton K. Early	April 15, 2009

/s/ Mark Chapman Mark Chapman, Director	April 15, 2009

/s/ Dennis R. Leibel Dennis R. Leibel, Director	April 15, 2009

/s/ Jim Bole Jim Bole, Director	April 15, 2009

/s/ Stephen J. Vukadinovich Stephen J. Vukadinovich Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	April 15, 2009

DPAC TECHNOLOGIES CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

DPAC TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DPAC Technologies Corp.
Hudson, Ohio
We have audited the accompanying consolidated balance sheets of DPAC Technologies Corp. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DPAC Technologies Corp. and subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONEY + NOVOTNY LLC
Cleveland, Ohio
April 9, 2009

DPAC Technologies Corp.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,157	$257,189
Accounts receivable, net	886,489	1,645,540
Inventories	1,365,947	1,337,591
Prepaid expenses and other current assets	41,121	66,893

Total current assets	2,302,714	3,307,213

PROPERTY, Net	304,617	356,516
CAPITALIZED DEVELOPED SOFTWARE	162,375	—

FINANCING COSTS, Net	132,079	31,667
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
AMORTIZABLE INTANGIBLE ASSETS, Net	1,061,704	1,551,724
OTHER ASSETS	18,048	18,048

TOTAL	$10,387,040	$11,670,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,425,000	$1,982,000
Current portion of long-term debt	125,000	2,237,699
Current portion of capital lease obligations	9,140	11,910
Accounts payable	971,104	1,866,052
Accrued restructuring costs — current	42,366	268,988
Put warrant liability	116,100	129,000
Other accrued liabilities	419,400	556,128

Total current liabilities	3,108,110	7,051,777

LONG-TERM LIABILITIES:

Capital lease obligation, less current portion	11,409	21,619
Accrued restructuring costs, less current portion	—	51,692
Ohio Development loan, less current portion	2,040,262	2,119,633
Subordinated debt, less current portion	1,397,893	—

Total long-term liabilities	3,449,564	2,192,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 20,125 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2,014,203	—
Common stock, no par value — 120,000,000 shares authorized; 98,006,343 and 92,890,836 shares issued and outstanding in 2007 and 2006, respectively	5,376,609	5,062,528
Preferred stock dividends distributable in common stock; 4,041,631 common shares	47,813	—
Accumulated deficit	(3,609,259)	(2,636,578)

	3,829,366	2,425,950

TOTAL	$10,387,040	$11,670,671

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

NET SALES	$9,156,889	$12,125,349

COST OF GOODS SOLD	5,252,895	7,002,971

GROSS PROFIT	3,903,994	5,122,378

OPERATING EXPENSES
Sales and marketing	1,163,757	1,404,088
Research and development	835,863	1,179,196
General and administrative	1,530,999	1,775,817
Amortization of intangible assets	490,020	490,020

Total operating expenses	4,020,639	4,849,121

(LOSS) INCOME FROM OPERATIONS	(116,645)	273,257

OTHER (INCOME) EXPENSES:
Interest expense	694,909	1,454,962
Fair value adjustment for warrant liability	(12,900)	(415,300)

Total other expenses	682,009	1,039,662

LOSS BEFORE INCOME TAXES	(798,654)	(766,405)

INCOME TAX BENEFIT	—	(151)

NET LOSS	(798,654)	(766,254)

PREFERRED STOCK DIVIDENDS	174,027	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(972,681)	$(766,254)

NET LOSS PER SHARE:

Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	94,893,000	92,850,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

					Preferred stock
					dividends
	Preferred Stock		Common Stock		distributable in	Accumulated
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Total

BALANCE AT DECEMBER 31, 2006	—	$—	92,774,997	$4,992,515	$—	$(1,870,324)	3,122,191

EXERCISE OF STOCK OPTIONS	—	—	115,839	5,136	—	—	5,136

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	64,877	—	—	64,877
NET LOSS	—	—	—	—	—	(766,254)	(766,254)

BALANCE AT DECEMBER 31, 2007	—	—	92,890,836	5,062,528	—	(2,636,578)	2,425,950

ISSUANCE OF PREFERRED STOCK	20,125	2,014,203	—	—	—	—	2,014,203

PREFERRED STOCK DIVIDENDS PAID OR DISTRIBUTABLE IN COMMON STOCK	—	—	3,755,887	126,214	47,813	(174,027)	—

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	74,067	—	—	74,067
ISSUANCE OF WARRANT	—	—	—	63,800	—	—	63,800
PREFERRED STOCK FEES PAID IN COMMON STOCK	—	—	1,250,000	50,000	—	—	50,000
EXERCISE OF COMMON STOCK WARRANTS	—	—	109,620	—	—	—	—

NET LOSS	—	—	—	—	—	(798,654)	(798,654)

BALANCE AT DECEMBER 31, 2008	20,125	2,014,203	98,006,343	5,376,609	47,813	(3,609,259)	3,829,366

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(798,654)	$(766,254)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	603,383	623,067
Provision for bad debts	25,000	(841)
Provision for obsolete inventory	51,000	44,000
Accretion of discount and success fees on debt	57,322	508,988
Amortization of deferred financing costs	57,768	98,805
Fair value adjustment of liability for warrants	(12,900)	(415,300)
Non-cash compensation expense	74,067	64,877

Changes in operating assets and liabilities:
Accounts receivable	734,051	(223,413)
Inventories	(79,356)	118,654
Prepaid expenses and other assets	25,772	38,300
Accounts payable	(894,948)	378,136
Accrued restructuring charges	(278,314)	(401,726)
Other accrued liabilities	(136,728)	41,828

Net cash (used in) provided by operating activities	(572,537)	109,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(61,464)	(62,696)
Developed software	(162,375)	—

Net cash used in investing activities:	(223,839)	(62,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowing under revolving credit facility	(557,000)	621,000
Repayments on bank term loan	(112,699)	(283,337)
Repayments on Ohio Development loan	(125,000)	(104,167)
Proceeds from Subordinated Debt	1,450,000	—
Repayments of Subordinated Debt	(2,000,000)
Financing costs incurred	(158,180)	—
Principal payments on capital lease obligations	(12,980)	(65,797)
Net proceeds from issuance of preferred stock	2,064,203	—
Proceeds from issuance of common stock	—	5,136

Net cash provided by financing activities	548,344	172,835

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(248,032)	219,260

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	257,189	37,929

CASH and CASH EQUIVALENTS, END OF PERIOD	$9,157	$257,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$543,624	$833,823

Income taxes paid	$5,755	$5,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property under capital leases	$—	$13,769

Preferred stock fees and dividends paid in common stock	$224,027	$—

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
The Company calculates its reserve for excess and obsolete inventory based on the best estimate available as to the value of the items, and capitalizes labor and overhead to inventory based on estimates of applicable expenses. The Company estimates an allowance for doubtful accounts of its accounts receivable based upon a review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Additionally, the Company calculated its warranty reserve on the best available measure of claims. Because of the inherent uncertainties in estimating the above, it is at least reasonably possible that the estimates used could change within the near term.
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
Management estimates an allowance for doubtful accounts, which was $50,447, and $25,447 as of December 31, 2008 and 2007, respectively. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company incurred $25,000 and $0 bad debt expense for the years ended December 31, 2008 and 2007, respectively. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2008 and 2007 totaled $0 and $841, respectively.
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
Capitalized Developed Software
Certain software development costs are capitalized after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ''technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of December 31, 2008, certain development costs of the Company met the criteria of Statement of Financial Accounting Standards No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”) for the capitalization of software development costs. Accordingly, $162,375 of software development costs were capitalized as of December 31, 2008. The product was not yet generally released at December 31, 2008, and therefore no amortization was recorded.
Financing Costs
Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest method. Amortization expense totaled approximately $58,000 and $99,000 for the years ended December 31, 2008 and 2007, respectively.

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
Intangible assets with indefinite lives at December 31, 2008 and 2007 are comprised of goodwill of $3,822,503 and the QuaTech trade name and customer list of $2,583,000.
The Company operates in a single business segment as a single business unit and at least annually reviews the recoverability of the carrying value of goodwill and other intangibles using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill and other intangibles exceed the difference between the fair value of the Company and the fair value of all other assets and liabilities. At December 31, 2008, there was no impairment of goodwill and other intangibles based on the Company’s most recent analysis.
Amortizable Intangible Assets
Amortizable intangible assets at December 31, 2008 and 2007 of $1,061,704 and $1,551,724, respectively, consists of developed technology and customer related intangibles acquired in the DPAC — QuaTech merger on February 28, 2006. The fair value was determined to be $2,450,094 at the acquisition date and is being amortized over its estimated life of 5 years, with accumulated amortization of $1,388,390 and $898,370 at December 31, 2008 and 2007. Amortization expense for 2008 and 2007 was $490,020 per year and is expected to remain approximately $490,000 annually until the intangible assets are fully amortized.
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

Advertising Costs
The cost of advertising is charged to expense as incurred. Advertising expense for the years ended December 31, 2008 and 2007 totaled approximately $179,000 and $309,000, respectively.
Shipping and Handling Costs
The costs of shipping and handling billed to customers in sale transactions are recorded as revenue. Costs incurred for shipping and handling to customers are reported in cost of good sold. Total shipping and handling costs incurred to ship goods to customers were approximately $88,000 and $79,000 for the years ended December 31, 2008 and 2007, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, which are derived primarily from distributors, original equipment manufacturers, and end customers.
The Company maintains its cash balances primarily in two financial institutions which are insured under the Federal Deposit Insurance Corporation. The Company had no uninsured cash balances December 31, 2008.
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

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. During the years ended December 31, 2008 and 2007, the Company recorded a full valuation allowance associated with its net deferred tax assets.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon the Company’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense. Tax returns filed for the years ended December 31, 2005, 2006, 2007 and 2008 are still open to audit by the Internal Revenue Service.
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
The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2008	2007

Shares used in computing basic net income (loss) per share	94,893,000	92,850,000

Dilutive effect of stock options and warrants (1)	—	—

Shares used in computing diluted net income (loss) per share	94,893,000	92,850,000

(1)
For the 2008 and 2007 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 7,749,000 and 4,988,000 shares of Common Stock in 2008 and 2007, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

The number of shares of common stock, no par value, outstanding at December 31, 2008 and 2007 was 98,006,343 and 92,890,836, respectively.

Preferred Stock
At December 31, 2008 the Company had outstanding 20,125 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. To date, the Company has elected to pay such dividends in common stock. During the year ended December 31, 2008, the Company issued 3,755,887 common shares in payment of dividends of $126,214. At December 31, 2008, accrued dividends distributable in common stock of $47,813 equate to 4,041,631 common shares issuable.
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
Comprehensive Income
The Company had no items of other comprehensive income for 2008 and 2007.
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

Level 3	—	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at December 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Put Warrant Liability	$116,100	—	$116,100	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized gains of $12,900 and $415,300 for the years ended December 31, 2008 and 2007, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success liability as of December 31, 2008. There was no change in the valuation technique used by the Company since the last reporting period.
NOTE 2 — LIQUIDITY AND OPERATIONS
The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. This compares to a net loss of approximately $766,000 for 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.
Although the Company reported a loss of $799,000 for 2008, a significant portion of our operating expenses are non-cash, including depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt of $2,113,000, and which funds were used for working capital purposes and to bring our payables to a more current position. In addition, in October 2008, the Company secured additional Senior Subordinated Debt financing of $250,000.
In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels. It is anticipated that these reductions will result in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company entered into an agreement with one of its contract manufactures to sell certain equipment and inventory, sublease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 13). This transaction is expected to improve the operating efficiency of the Company and provide an increase in short term cash flows.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity through December 31, 2009, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At December 31, 2008, we had remaining net availability under our line of credit of approximately $93,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
NOTE 3 — INVENTORIES
At December 31, 2008 and 2007, inventory is comprised of the following:

	2008	2007
Raw materials and sub-assemblies	$878,669	$850,799
Finished goods	671,955	695,531
Less: reserve for excess and obsolete inventory	(184,677)	(208,738)

	$1,365,947	$1,337,591

Purchases of component parts from three major vendors represented 29%, 12% and 10% of the total inventory purchased in 2008 and 22%, 17%, and 10% in 2007. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — PROPERTY
At December 31, 2008 and 2007, property consists of the following:

	2008	2007
Leasehold improvements	$103,714	$103,714
Machinery and equipment	519,288	465,717
Computer software and equipment	609,792	601,899
Office furniture and equipment	79,602	79,602

	1,312,396	1,250,932
Less: Accumulated depreciation	(1,007,779)	(894,416)

Net property	$304,617	$365,516

Depreciation expense totaled approximately $113,000 and $133,000 for the years ended December 31, 2008 and 2007, respectively.
The Company had $46,919 of equipment purchased under Capital Leases included in Machinery and equipment at December 31, 2008 and 2007.
NOTE 5 — INCOME TAXES
The income tax benefit consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Current:
Federal	—	(5,994)
State	—	5,843

Total current	—	(151)

Deferred:
Federal	(205,047)	(791,199)
State	(24,123)	(93,082)

Total deferred	(229,170)	(884,281)

Change in valuation allowance	229,170	884,281

Deferred income tax benefit — net	—	—

Total income tax benefit	—	(151)

At December 31, 2008 and 2007, net deferred tax balances consisted of the following:

	2008	2007
Deferred tax assets
Accounts receivable	19,170	9,670
Accrued expenses	44,572	65,974
Inventory	77,729	86,869
Intangibles	554,036	461,564
General business credits	146,099	170,892
Incentive stock options	17,245	36,327
Stock warrants	44,118	49,020
Net operating loss caryforward	4,136,009	3,792,418

	5,038,978	4,672,734
Valuation allowance	(4,040,586)	(3,811,415)

Deferred tax assets, net	998,392	861,319

Deferred tax liabilities
Property, plant and equipment	(11,176)	(6,348)
Intangibles	(987,216)	(854,971)

Deferred tax liabilities, net	(998,392)	(861,319)

Deferred taxes, net	$—	$—

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $10,884,000 expires through 2028; however, as a result of the merger between QuaTech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $229,170 for 2008 and $884,281 for 2007. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
The 2008 and 2007 valuation allowances were calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets under SFAS No. 109. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.

A reconciliation of the Company’s effective tax rate compared to the federal statutory rate is as follows:

	2008	2007
Federal statutory rate	(34)%	(34)%
State taxes	0%	0%
Valuation allowance	31%	34%
Other	3%	0%

	0%	0%

NOTE 6 — DEBT
At December 31, 2008 and 2007, outstanding debt consisted of the following:

	2008	2007

Revolving credit facility	$1,425,000	$1,982,000

Long term debt:
Bank term debt	$—	$112,699
Less: current portion	—	(112,699)

Net long-term portion	$—	$—

Ohio Development Loan	$2,165,262	$2,244,633
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,040,262	$2,119,633

Subordinated debt	$1,450,000	$1,500,000
Accretion of success fee	—	500,000
Less: Unamortized discount for stock warrants	(52,107)	—

	1,397,893	2,000,000
Less: current portion	—	(2,000,000)

Net long-term portion	$1,397,893	$—

Total Current Portion of Long-term Debt	$125,000	$2,237,699

Total Net Long-term Debt	$3,438,155	$2,119,633

Put Warrant Liability	$116,100	$129,000

On January 31, 2008, the Company consummated equity and financing transactions which consisted of an issuance of preferred stock and the funding of a new senior bank line of credit and subordinated term loan. In conjunction with the closing on January 31, 2008, the Company terminated its lending relationships with and paid in full its debt obligations with National City Bank and the Subordinated Loan Agreement with the Hillstreet Fund, notwithstanding the put warrant liability for the Hillstreet Fund.

Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $3,000,000 working capital line of credit, with a floating interest rate at the bank’s prime rate (3.25% at December 31, 2008) plus 1.5%, and is payable quarterly. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at December 31, 2008 the Company had availability to draw up to a maximum of approximately $1,518,000, leaving net availability of $93,000. The average debt balance on the line of credit was $1,500,000 in 2008 and the weighted average interest rate was 6.2% for 2008, with the interest rate ranging from 4.75% to 7.5%. The line of credit contains certain financial and other covenants that the Company was in compliance with at December 31, 2008. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010. As amended on April 8, 2009, the maximum borrowings available under the line was reduced to $2,000,000 through December 31, 2009, and to $1,500,000 thereafter. Additionally, per the amendment, effective February 1, 2009, the interest rate was modified to be LIBOR plus 6.5%.
Ohio Development Loan
On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
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
The warrants have a 10 year life and are exercisable at any time. The subordinated note has been discounted by the fair value of the detachable warrants, with a corresponding contribution to capital. The discount, calculated to be $63,800 at time of issuance, is being amortized as additional interest expense and accretes the note to face value at maturity. The Company determined the fair value of the warrant by using the Black-Scholes pricing model and calculating 3% of fully diluted shares at time of issuance, including a potential 50 million common shares for the conversion of the outstanding Series A preferred stock, which equated to approximately 4.9 million shares and using the closing stock price on the date of the transaction of $0.014 per share.
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

In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal for $250,000, which was due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013, upon payment of an extension fee of $25,000. The Company intends to extend the maturity date and is in the process to do so. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, if the additional debt is not paid in full on or by February 15, 2009, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized gains of $12,900 and $415,300 for the years ended December 31, 2008 and 2007, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, exclusive of the put warrant liability and unamortized discount for stock warrants, maturing as of December 31st in future years is $125,000 in 2009, $125,000 in 2010, $1,915,000 in 2011, $0 in 2012, and $1,450,000 in 2012.
Interest expense incurred of $695,000 for the year ended December 31, 2008 included the following non-cash charges: accretion of success fees of $46,000, amortization of deferred financing costs of $58,000, and amortization of the discount for warrants of $46,000.
Interest expense incurred of $1,455,000 for the year ended December 31, 2007 included the following non-cash charges: accretion of success fees of $267,000, amortization of deferred financing costs of $99,000, and amortization of the discount for warrants of $242,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and operation facilities in Hudson, Ohio under an operating lease arrangement that expires on March 31, 2014. The minimum annual rentals under this lease are being charged to expense on a straight line basis over the lease term. Deferred rents were $21,150 as of December 31, 2008 and $9,330 as of December 31, 2007. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under both operating and capital leases. The following table summarizes the future minimum payments under the Company’s operating and capital leases at December 31, 2008:

Fiscal Year Ending	Capital	Operating

2009	$11,459	$167,175
2010	8,690	160,200
2011	3,620	160,200
2012	0	160,200
2013 and beyond	0	200,250

Total minimum lease payments	23,769	$848,025

Less amounts representing interest	(3,220)

Present value of minimum lease payments	20,549
Less current portion	(9,140)

Long-term portion	$11,409

Rent expense under leases was approximately $199,000 and $269,000 for the years ended December 31, 2008 and 2007, respectively.
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
NOTE 8 — RESTRUCTURING COSTS
As a result of the merger on February 28, 2006, QuaTech assumed accrued restructuring costs of approximately $1,119,000, which consisted primarily of accrued severance costs for prior employees of DPAC. Additionally, during 2006, the Company incurred approximately $78,000 in restructuring costs, which consisted of severance costs for the termination of an employee of QuaTech. The accrued restructuring costs are payable through April 2009.
A summary of the activity that affected the Company’s accrued restructuring costs for the years ended December 31, 2008 and 2007 is as follows:

Balance — December 31, 2006	$722,406
Amounts expensed	—
Amounts paid	(401,726)

Balance — December 31, 2007	$320,680
Amounts expensed	—
Amounts paid	(278,314)

Balance — December 31, 2008	$42,366

NOTE 9 — STOCK OPTION PLANS
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially called for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan of 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At December 31, 2008, 13,805,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.

A summary of activity for the stock option plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregrate
	Number of	Exercise	Contractural	Intrinsic
	Shares	Price	Life	Value

Outstanding — December 31, 2006	8,444,102	$0.86

Granted (weighted-average fair value of $0.08)	3,350,000	$0.10
Exercised	(115,839)	$0.04
Canceled	(1,133,262)	$0.37

Outstanding — December 31, 2007	10,545,001	$0.86

Granted (weighted-average fair value of $0.04)	3,250,000	$0.04
Exercised	—	$0.00
Canceled	(912,876)	$0.95

Outstanding — December 31, 2008	12,882,125	$0.50	6.3 Years	$—

Exercisable — December 31, 2008	8,119,625	$0.76	4.8 Years	$—

No options were exercised in 2008 and the intrinsic value of options exercised in 2007 was $4,674.

	Options Outstanding			Options Exercisable
		Weighted-	Wgt. Avg.		Weighted-
		Average	Remaining		Average
Range of	Number	Exercise	Contractual	Number	Exercise
Exercise Prices	Outstanding	Price	Life	Exercisable	Price

$0.01 – $0.49	10,573,325	$0.08	7.04	5,810,825	$0.09
$0.50 – $1.49	1,059,000	$1.04	4.22	1,059,000	$1.04
$1.50 – $2.49	684,800	$1.81	2.25	684,800	$1.81
$2.50 – $7.56	565,000	$5.82	1.65	565,000	$5.82

	12,882,125	$0.50	6.32	8,119,625	$0.76

During the years ended December 31, 2008 and 2007, the Company recognized compensation expense for stock options of $74,067 and $64,877. The expense is included in the consolidated statement of operations as general and administrative expense. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2008	2007

Expected life	6.5 years	3.5 years
Volatility	195%	130%
Interest rate	2.6%	4.6%
Dividends	None	None

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
NOTE 10 — CONCENTRATION OF CUSTOMERS
No single customer accounted for more than 10% of net sales in 2008 and one customer accounted for 10% of net sales in 2007. One customer accounted for 10% of accounts receivable at December 31, 2008.
NOTE 11 — SEGMENT INFORMATION
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
The Company had export sales that accounted for 26% of total net sales in both 2008 and 2007. Export sales were primarily to Canada and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
NOTE 12 — EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan covering substantially all employees. The Company matches 25% of employee deferral contributions up to 6% of eligible wages, as defined. The Company contributed matching contributions of approximately $23,000 and $24,000 in the years ended December 31, 2008 and 2007, respectively.
NOTE 13 — SUBSEQUENT EVENT
The Company entered into an Equipment Purchase Agreement (the “Agreement”) that was consummated in January 2009 with one of its contract manufacturers (“Manufacturer”) and has agreed to sell certain of its manufacturing capability (consisting of manufacturing equipment, fixtures, tools, shelving and tables) for a sale price of $74,000. The Manufacturer will also assume the obligations of QuaTech under a certain capital lease with a remaining balance of approximately $21,000 at December 31, 2008. Also pursuant to the Agreement, QuaTech has agreed to initially sell certain inventory valued at a sum of $150,000. QuaTech and Manufacturer have agreed that Manufacturer will purchase additional active inventory thereafter from QuaTech under terms and conditions to be determined. Also pursuant to the Agreement, the Company will sublease to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. Additionally, The Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. No gain or loss is anticipated with regard to the transaction as the assets were sold at the Company’s net carrying value of the assets.

EXHIBIT INDEX

10.34	Equipment Purchase Agreement dated as of December 30, 2008 between the Registrant and Tetrad Electronics, Inc.

10.35	First Amendment to Credit Agreement dated January 31, 2009 among the Registrant, QuaTech, Inc. and Fifth Third Bank.

10.36	Revolving Credit Promissory Note dated January 31, 2009 among the Registrant, QuaTech, Inc. and Fifth Third Bank.

21.1	List of Subsidiaries.

23.1	Consent of Maloney + Novotny, LLC, a Registered Independent Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued April 15, 2009 announcing the financial results for the fourth quarter and year ended December 31, 2009.