Form 10-Q
period 2009-03-31
DPAC TECHNOLOGIES CORP
filed 2009-05-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-14843

DPAC TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	33-0033759 (IRS Employer Identification No.)

5675 HUDSON INDUSTRIAL PARK, HUDSON, OHIO (Address of Principal Executive Offices)	44236 (Zip Code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of April 30, 2009 was 101,905,328.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,380	$9,157
Accounts receivable, net	895,885	886,489
Inventories	1,150,135	1,365,947
Prepaid expenses and other current assets	161,423	41,121

Total current assets	2,310,823	2,302,714

PROPERTY, Net	249,858	304,617
CAPITALIZED DEVELOPED SOFTWARE	191,657	162,375

FINANCING COSTS, Net	135,680	132,079
TRADEMARKS	3,822,503	3,822,503
GOODWILL	2,583,000	2,583,000
OTHER INTANGIBLE ASSETS, Net	939,199	1,061,704
OTHER ASSETS	18,048	18,048

TOTAL	$10,250,768	$10,387,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,410,000	$1,425,000
Short term note	67,549	—
Current portion of long-term debt	125,000	125,000
Current portion of capital lease obligations	1,100	9,140
Accounts payable	1,082,109	971,104
Accrued restructuring costs — current	4,407	42,366
Put warrant liability	116,100	116,100
Other accrued liabilities	356,538	419,400

Total current liabilities	3,162,803	3,108,110

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	—	11,409
Ohio Development loan, less current portion	2,020,419	2,040,262
Subordinated debt, less current portion	1,401,082	1,397,893

Total long-term liabilities	3,421,501	3,449,564

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 20,125 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,014,203	2,014,203
Common stock, no par value; 120,000,000 shares authorized; 101,905,328 and 98,006,343 shares outstanding at March 31, 2009 and December 31, 2008, respectively	5,485,124	5,376,609
Preferred stock dividends distributable in common stock	47,813	47,813
Accumulated deficit	(3,880,676)	(3,609,259)

Total stockholders’ equity	3,666,464	3,829,366

TOTAL	$10,250,768	$10,387,040

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:
	March 31,	March 31,
	2009	2008

NET SALES	$1,992,429	$3,033,323

COST OF GOODS SOLD	1,094,750	1,781,500

GROSS PROFIT	897,679	1,251,823

OPERATING EXPENSES
Sales and marketing	253,174	324,136
Research and development	205,139	262,834
General and administrative	402,127	485,935
Amortization of intangible assets	122,505	122,505

Total operating expenses	982,945	1,195,410

(LOSS) INCOME FROM OPERATIONS	(85,266)	56,413

OTHER EXPENSES:
Other	483	—
Interest expense	137,855	266,191
Fair value adjustment for warrant liability	—	129,000

TOTAL OTHER EXPENSES	138,338	395,191

LOSS BEFORE INCOME TAXES	(223,604)	(338,778)

INCOME TAX PROVISION	—	1,300

NET LOSS	$(223,604)	$(340,078)

PREFERRED STOCK DIVIDENDS	47,813	30,588

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(271,417)	$(370,666)

NET LOSS PER SHARE:

Net Loss — Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	100,701,000	92,891,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended:
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,604)	$(340,078)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,825	148,728
Loss on the sale of assets	484	—
Provision for obsolete inventory	12,000	12,000
Accretion of discount and success fees on debt	14,596	19,255
Amortization of deferred financing costs	13,899	9,160
Adjustment to put warrant liability	—	129,000
Non-cash compensation expense	60,702	17,656

Changes in operating assets and liabilities:
Accounts receivable	(9,396)	(109,686)
Inventories	3,812	(74,829)
Prepaid expenses and other assets	(120,302)	(65,142)
Accounts payable	185,005	(305,638)
Accrued restructuring charges	(37,959)	(70,724)
Other accrued liabilities	(62,862)	(19,278)

Net cash used in operating activities	(18,800)	(649,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(9,342)	(15,401)
Net cash from sale of assets	150,000	—
Capitalized developed software	(29,282)	—

Net cash provided (used) in investing activities:	111,376	(15,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facility	(15,000)	(542,000)
Net borrowing under short term notes	67,549	—
Repayments on bank term loan	—	(112,699)
Repayments on Ohio Development loan	(31,250)	(31,250)
Proceeds from Subordinated term debt	—	1,200,000
Repayment of Subordinated Debt	—	(2,000,000)
Financing costs incurred	(17,500)	(124,494)
Principal payments on capital lease	(2,152)	(2,842)
Net proceeds from issuance of preferred stock	—	2,064,203

Net cash provided by financing activities	1,647	450,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,223	(214,059)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	9,157	257,189

CASH & CASH EQUIVALENTS, END OF PERIOD	$103,380	$43,130

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$110,135	$199,741

Income taxes paid	$—	$1,300

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock fees and dividends paid in common stock	$47,813	$80,588

See accompanying notes to consolidated financial statements.

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

DPAC TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — Summary of Significant Accounting Policies
Nature of Operations
DPAC Technologies Corp., (“DPAC”) through its wholly owned subsidiary, QuaTech Inc., (“QuaTech”) designs and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). QuaTech designs communication and data acquisition products for personal computer based systems. The Company sells to customers in both domestic and foreign markets.
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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2008 which was filed on Form 10-K on April 15, 2009.
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

New Accounting Pronouncements
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 were adopted on January 1, 2009 by the Company and did not have a material impact on our consolidated financial statements.
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No.142, Goodwill and Other Intangible Assets. We adopted this FSP effective January 1, 2009. The adoption of this standard did not have material impact on our consolidated financial statements.
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

Fair Value Measurement at March 31, 2009 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$116,100	—	$116,100	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss in the first quarter 2009 and recognized a charge of $129,000 for the three months ended March 31, 2008 related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of March 31, 2009. There was no change in the valuation technique used by the Company since the last reporting period.
Note 2 — Liquidity and Operations
The Company incurred a net loss of $224,000 for the first quarter of 2009 and ended the quarter with a cash balance of $103,000 and a deficit in working capital of $852,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. This compares to a net loss of approximately $766,000 for 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first quarter of 2009, non-cash operating expenses included depreciation and amortization of $145,000, non-cash compensation for stock option of $61,000, and non-cash interest expense of $28,000. For 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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
In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels. It is anticipated that these reductions will result in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company consummated an agreement with one of its contract manufacturers and sold certain equipment and inventory, sublet a portion of its facility to the manufacturer, and will further engage the manufacturer to produce more of the Company’s products (see Note 10). This transaction is expected to improve the operating efficiency of the Company and provide an increase in short term cash flows.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At March 31, 2009, we had remaining net availability under our line of credit of approximately $190,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.

NOTE 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Raw materials and sub-assemblies	$714,778	$878,699
Finished goods	682,034	671,955
Less: reserve for excess and obsolete inventories	(246,677)	(184,677)

Total net inventories	$1,150,135	$1,365,947

Purchases of component parts and finished assemblies from three major vendors represented 37%, 18% and 14% of the total inventory purchased in the quarter ended March 31, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — Debt
At March 31, 2009 and December 31, 2008, outstanding debt is comprised of the following:

	March 31,	December 31,
	2009	2008
Revolving credit facility	$1,410,000	$1,425,000

Short term note	$67,549	$—

Long term debt:
Ohio Development Loan	$2,145,419	$2,165,262
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,020,419	$2,040,262

Subordinated debt	$1,450,000	$1,450,000
Less: Unamortized discount for stock warrants	(48,918)	(52,107)

	1,401,082	1,397,893
Less: current portion	—	—

Net long-term portion	$1,401,082	$1,397,893

Total Current Portion of Long-term Debt	$125,000	$125,000

Total Net Long-term Debt	$3,421,501	$3,438,155

Put warrant liability	$116,100	$116,100

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
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.53% at March 31, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at March 31, 2009 the Company had availability to draw up to a maximum of approximately $1,600,000. The line of credit contains certain financial and other covenants that the Company was in compliance with at March 31, 2009. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010.

Short Term Note
The short term note is with a financial institution and was funded for $67,549 to finance insurance premiums. The note bears interest at 8.24% per annum, and calls for 9 monthly payments of $7,765 beginning in April 2009.
Ohio Development Loan
On January 27, 2006 QuaTech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which QuaTech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, QuaTech is obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the balance due on February 1, 2011. On February 1, 2011 QuaTech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of QuaTech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued to the note obligation as additional interest each month over the term of the loan.
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
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal for $250,000, which was due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013, upon payment of an extension fee of $25,000. The Company intends to extend the maturity date and is in the process of doing so. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, if the additional debt is not paid in full on or by February 15, 2009, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for the three months ended March 31, 2009 and a charge to earnings of $129,000 for the three months ended March 31, 2008. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate amounts of combined long term debt, exclusive of the put warrant liability and unamortized discount for stock warrants, maturing as of March 31st in future years is $125,000 in 2010, $2,020,419 in 2011, $0 in 2012, and $1,450,000 in 2013.
NOTE 5 — Concentration of Customers
Sales to a single customer accounted for 21% and 10% of net sales for the three months ended March 31, 2009 and 2008, respectively. Accounts receivable from one customer accounted for 15% of net accounts receivable at March 31, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	March 31,
	2009	2008
Shares used in computing basic net income per share	100,701,000	90,891,000
Dilutive effect of stock options and warrants(1)	—	—

Shares used in computing diluted net income per share	100,701,000	92,891,000

(1)
Potential common shares of 7,550,000 and 4,030,000 have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2009 and 2008, respectively, as the effect would be anti-dilutive. Also excluded are the potential of 50 million common shares that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at March 31, 2009 was 101,905,328.
At March 31, 2009 the Company had outstanding 21,250 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. To date, the Company has elected to pay such dividends in common stock. At March 31, 2009, accrued dividends of $47,813 equate to 2,988,282 common shares issuable.
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an increase to the total number of option shares available in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At March 31, 2009, 11,860,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the three-month periods ended March 31, 2009 and 2008, the Company recognized compensation expense for stock options of $60,702 and $17,656 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at March 31, 2009 was $187,000, which is expected to be recognized over a weighted-average period of 1.5 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Three
	Months Ended March 31,
	2009	2008
Expected life	6.5 Years	6.5 Years
Volatility	297%	164%
Interest rate	2.0%	3.5%
Dividend yield	None	None
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding — December 31, 2008	12,882,125	$0.50
Granted (weighted-average fair value of $0.02)	3,250,000	$0.03
Exercised	—	—
Canceled	(105,000)	$1.19

Outstanding — March 31, 2009	14,827,126	$0.43	6.6 Years	$1,800

Exercisable — March 31. 2009	10,064,626	$0.61	5.7 Years	$1,800

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
The Company had export sales of 17% and 22% of net sales for the three months ended March 31, 2009 and 2008, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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

NOTE 10 — Sale of Manufacturing Capability
The Company entered into an Equipment Purchase Agreement (the “Agreement”) that was consummated in the first quarter of 2009 with one of its contract manufacturers (“Manufacturer”) and has sold certain of its manufacturing capability (consisting of manufacturing equipment, fixtures, tools, shelving and tables) for a sale price of $74,000. The Manufacturer also assumed the obligations of QuaTech under a certain capital lease with a remaining balance of approximately $21,000 at December 31, 2008. Also pursuant to the Agreement, QuaTech sold certain inventory valued at a sum of $150,000. QuaTech and Manufacturer have agreed that Manufacturer will purchase additional active inventory from QuaTech under terms and conditions to be determined. Also pursuant to the Agreement, the Company sublet to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. Additionally, the Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. A negligible loss was recorded with regard to the transaction as the assets were sold at the Company’s approximate net carrying value of the assets.
NOTE 11 — Commitments and Contingencies
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
DPAC, through its wholly owned subsidiary, QuaTech, designs and sells device connectivity and device networking solutions for a broad market. QuaTech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers (“OEM”). QuaTech also offers data acquisition products to a limited number of OEM customers and resellers.

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

This overview of our business reflects DPAC’s acquisition of QuaTech, which was completed by way of a reverse merger (the “Merger”) in which QuaTech became a wholly owned subsidiary of DPAC. The Merger, as previously reported, was consummated on February 28, 2006.
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
These risks should be read in connection with the detailed risks associated with DPAC and QuaTech set forth under the caption “Risk Factors” contained in the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.

Results of Operations and Financial Condition
Three Months Ended March 31, 2009 and 2008
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	March 31, 2009		March 31, 2008		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,992,429	100%	$3,033,323	100%	$(1,040,894)	-34%
COST OF GOODS SOLD	1,094,750	55%	1,781,500	59%	(686,750)	-39%

GROSS PROFIT	897,679	45%	1,251,823	41%	(354,144)	-28%
OPERATING EXPENSES
Sales and marketing	253,174	13%	324,136	11%	(70,962)	-22%
Research and development	205,139	10%	262,834	9%	(57,695)	-22%
General and administrative	402,127	20%	485,935	16%	(83,808)	-17%
Amortization of intangible assets	122,505	6%	122,505	4%	—	0%

Total operating expenses	982,945	49%	1,195,410	39%	(212,465)	-18%

INCOME (LOSS) FROM OPERATIONS	(85,266)	-4%	56,413	2%	(141,679)	-251%

OTHER (INCOME) EXPENSE:
Other	483	0%	—	0%	483
Interest expense	137,855	7%	266,191	9%	(128,336)	-48%
Fair value adjustment for warrant liability	—	0%	129,000	4%	(129,000)	-100%

Total other expenses	138,338	7%	395,191	13%	(256,853)	-65%

LOSS BEFORE INCOME TAXES	(223,604)	-11%	(338,778)	-11%	115,174	-34%
INCOME TAX PROVISION	—	0%	1,300	0%	(1,300)	-100%

NET LOSS	$(223,604)	-11%	$(340,078)	-11%	$116,474	-34%

PREFERRED STOCK DIVIDENDS	47,813	2%	30,588	1%	17,225

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(271,417)	-14%	$(370,666)	-12%	$99,249	-27%

Net Sales. Net sales of $2.0 million for the quarter ended March 31, 2009 decreased by $1.0 million or 34% as compared to net sales for the prior year first quarter. Net sales related to the Company’s Device Connectivity products decreased $171,000, or 11% from the quarter ended March 31, 2008, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $870,000, or 58% from the prior year period. The decrease in revenues for the Device Networking product line is primarily due to a general decrease in IT infrastructure spending across the industries to which we sell, which impacted the majority of our customer base beginning in the second half of 2008 and has continued through the first quarter of 2009.
Gross Profit. Gross profit decreased by $354,000 or 28% as a result of the decrease in net sales. Gross profit as a percentage of net sales increased from 41% to 45% due primarily to the change in product mix and lower fixed overhead costs. Additionally, during the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2009 of $253,000 decreased by $71,000 or 22% from the prior year first quarter. The decrease is due primarily to a decrease in sales commissions of $23,000 and advertising costs of $40,000.

Research and Development Expenses. Research and development expenses of $205,000 for the first quarter of 2009 decreased by $58,000 or 22% as compared to the first quarter of 2008. During the first quarter of 2009, approximately $29,000 of payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the amount capitalized. Additionally, there was a $41,000 decrease in personnel costs incurred in the first quarter of 2009 as compared to 2008. These reductions were partially offset by an increase in material consumed for new product development. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses of $402,000 incurred for the first quarter of 2009 decreased by $84,000 or 17% from the prior year period. The decrease is due primarily to a decrease in personnel costs of $41,000, director fees of $25,000, and legal fees of $14,000.
Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $138,000 during the first quarter of 2009, as compared to $266,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense for the first quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the first quarter of 2008: accretion of success fees of $17,000, amortization of deferred financing costs of $59,000, and amortization of the discount for warrants of $2,000.
Fair Value Adjustment of Put Warrant Liability. Under SFAS 150, the Company is required to adjust the liability for the put warrant associated with the HillStreet Fund to its fair value, through earnings, at the end of each reporting period. During the first quarter of 2009, the company recorded no gain or loss and during the first quarter of 2008, recorded a charge to earning of $129,000.
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
Preferred Stock Dividends. During the quarter ended March 31, 2008, the Company issued 21,250 shares of convertible, cumulative, 9% series A preferred stock, $100 par value. The dividends are payable quarterly and, to date, the Company has elected to pay the dividends in common stock.
Liquidity and Capital Resources
The Company incurred a net loss of $224,000 for the first quarter of 2009 and ended the quarter with a cash balance of $103,000 and a deficit in working capital of $852,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. This compares to a net loss of approximately $766,000 for 2007 with a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first quarter of 2009, non-cash operating expenses included depreciation and amortization of $145,000, non-cash compensation for stock option of $61,000, and non-cash interest expense of $28,000. For 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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

In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels. It is anticipated that these reductions will result in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company consummated an agreement with one of its contract manufacturers and sold certain equipment and inventory, sublet a portion of its facility to the manufacturer, and will further engage the manufacturer to produce more of the Company’s products. This transaction is expected to improve the operating efficiency of the Company and provide an increase in short term cash flows.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At March 31, 2009, we had remaining net availability under our line of credit of approximately $190,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.53% at March 31, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at March 31, 2009 the Company had availability to draw up to a maximum of approximately $1,600,000. The line of credit contains certain financial and other covenants that the Company was in compliance with at March 31, 2009. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010.
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
Net cash used in operating activities for the three months ended March 31, 2009 was $19,000 as compared to $650,000 used in the first three months of 2008. The net loss of $224,000 incurred in the first three months of 2009 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $247,000. Cash was primarily used to fund an increase in prepaid and other assets of $120,000, pay down other accrued liabilities by $63,000 and accrued restructuring costs by $38,000. An increase in accounts payable contributed $185,000 to cash.
Net cash provided by investing activities in the three months ended March 31, 2009 consisted of net cash received from the sale of assets of $150,000, partially offset by property additions of $9,000 and capitalized software costs of $29,000.
Net cash provided by financing activities for the three months ended March 31, 2009 was $2,000 as compared to $451,000 provided during the first three months of 2008. The current year period consisted of borrowing under short term notes of $67,000, substantially offset by net repayments to the revolving credit facility of $15,000, principal payments on the Ohio Development loan of $31,000, and financing costs incurred of $18,000. Cash provided in the prior year period consisted of proceeds from the issuance of preferred stock of $2.0 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $542,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $31,000, and deferred financing costs incurred of $124,000.
As of March 31, 2009, we were in compliance with our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Severance Agreement Commitments. The Company is party to severance agreements with former employees and is obligated to continue payments under these agreements, with the latest obligation being paid in April 2009. The balance due on these arrangements at March 31, 2009 was $4,000 in short-term obligations. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1 of the notes to DPAC’s audited financial statements, filed on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including capitalized developed software, acquired intangibles, goodwill and trademarks, accrual of income tax liability estimates, accounting for our put warrant liability, and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post—delivery obligations other than warranty. In those instances where customers have right of return, which typically would be for initial stocking orders for distributors, revenue is deferred until confirmation has been received from the customer indicting that the product has shipped and completed the sales cycle. Some distributors have annual stock rotation or return provisions which are typically limited to 5% of the previous twelve months of shipments. In these situations, we reserve the appropriate percentage against shipments throughout the period as deferred revenue. We do not typically have any post delivery obligations other than warranty. The Company also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period. Development revenue is recognized when services are performed and was not material for any of the periods presented.

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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of March 31, 2009, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs. Accordingly, $192,657 of software development costs are capitalized as of March 31, 2009. Amortization of these costs will being in the second quarter of 2009.
In accordance with SFAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis at the end of the fourth quarter, and more often if circumstances should dictate, for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and annually reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS No. 142. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2008. No event has occurred as of or since the period ended December 31, 2008 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.
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
Item 4T — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report, as required by Exchange Act Rule 13a-15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: May 15, 2009	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: May 15, 2009	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.