Form 10-Q
period 2009-06-30
DPAC TECHNOLOGIES CORP
filed 2009-08-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

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
(800) 553-1170
(Registrant’s Telephone Number, Including Area Code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of August 5, 2009 was 105,162,795.

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

PART I—FINANCIAL INFORMATION

Item 1 —	Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,954	$9,157
Accounts receivable, net	929,778	886,489
Inventories	1,001,044	1,365,947
Prepaid expenses and other current assets	83,288	41,121

Total current assets	2,062,064	2,302,714

PROPERTY, Net	239,493	304,617
CAPITALIZED DEVELOPED SOFTWARE	191,657	162,375

FINANCING COSTS, Net	117,873	132,079
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLES	6,405,503	6,405,503
OTHER INTANGIBLE ASSETS, Net	816,694	1,061,704
OTHER ASSETS	18,048	18,048

TOTAL	$9,851,332	$10,387,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,405,243	$1,425,000
Short term note	37,527	—
Current portion of long-term debt	125,000	125,000
Current portion of capital lease obligations	—	9,140
Accounts payable	1,095,368	971,104
Accrued restructuring costs — current	—	42,366
Put warrant liability	116,100	116,100
Other accrued liabilities	358,737	419,400

Total current liabilities	3,137,975	3,108,110

LONG-TERM LIABILITIES:
Accrued restructuring costs, less current portion	—	11,409
Ohio Development loan, less current portion	2,000,576	2,040,262
Subordinated debt, less current portion	1,404,271	1,397,893
Total long-term liabilities	3,404,847	3,449,564

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 par value; 30,000 shares authorized; 20,125 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,014,203	2,014,203
Common stock, no par value; 120,000,000 shares authorized; 105,162,795 and 98,006,343 shares outstanding at June 30, 2009 and December 31, 2008, respectively	5,552,739	5,376,609
Preferred stock dividends distributable in common stock	47,813	47,813
Accumulated deficit	(4,306,245)	(3,609,259)

Total stockholders’ equity	3,308,510	3,829,366

TOTAL	$9,851,332	$10,387,040

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

NET SALES	$1,717,525	$2,555,130	$3,709,953	$5,588,453

COST OF GOODS SOLD	1,076,065	1,426,667	2,170,814	3,208,167

GROSS PROFIT	641,460	1,128,463	1,539,139	2,380,286

OPERATING EXPENSES
Sales and marketing	238,235	312,168	491,408	636,304
Research and development	215,466	297,212	420,605	560,046
General and administrative	295,542	412,555	697,669	898,490
Amortization of intangible assets	122,505	122,505	245,010	245,010

Total operating expenses	871,748	1,144,440	1,854,692	2,339,850

(LOSS) INCOME FROM OPERATIONS	(230,288)	(15,977)	(315,553)	40,436

OTHER (INCOME) EXPENSE:
Other	—	—	483	—
Interest expense	147,469	155,312	285,324	421,503
Fair value adjustment for put warrant liability	—	(64,500)	—	64,500

Total other expenses	147,469	90,812	285,807	486,003

LOSS BEFORE INCOME TAXES	(377,757)	(106,789)	(601,360)	(445,567)

INCOME TAX PROVISION	—	4,455	—	5,755

NET LOSS	$(377,757)	$(111,244)	$(601,360)	$(451,322)

PREFERRED STOCK DIVIDENDS	47,813	47,813	95,626	78,401

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(425,570)	$(159,057)	$(696,986)	$(529,723)

NET LOSS PER SHARE:

Net Loss — Basic and diluted	$0.00	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	103,039,000	93,599,000	101,822,000	93,245,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(601,360)	$(451,322)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,880	300,065
Loss on the sale of assets	483	—
Provision for bad debts	1,000	—
Provision for obsolete inventory	24,000	30,000
Accretion of discount and success fees on debt	29,192	42,765
Amortization of deferred financing costs	21,706	21,650
Adjustment to put warrant liability	—	64,500
Non-cash compensation expense	80,504	34,463

Changes in operating assets and liabilities:
Accounts receivable	(44,289)	391,601
Inventories	140,903	(384,324)
Prepaid expenses and other assets	(42,167)	(29,626)
Accounts payable	198,264	(601,573)
Accrued restructuring charges	(42,366)	(133,977)
Other accrued liabilities	(60,663)	(78,354)

Net cash used in operating activities	(5,913)	(794,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(20,526)	(37,252)
Net cash from sale of assets	150,000	—
Capitalized developed software	(29,282)	—

Net cash provided by (used in) investing activities:	100,192	(37,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	(19,757)	(362,000)
Net borrowing under short term notes	37,527	—
Repayments on bank term loan	—	(112,699)
Repayments on Ohio Development loan	(62,500)	(62,500)
Proceeds from Subordinated term debt	—	1,200,000
Repayment of Subordinated Debt	—	(2,000,000)
Financing costs incurred	(7,500)	(124,494)
Principal payments on capital lease	(3,252)	(5,792)
Net proceeds from issuance of preferred stock	—	2,064,203

Net cash (used in) provided by financing activities	(55,482)	596,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,797	(234,666)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	9,157	257,189

CASH & CASH EQUIVALENTS, END OF PERIOD	$47,954	$22,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$225,999	$305,286

Income taxes paid	$—	$5,755

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock fees and dividends paid in common stock	$95,626	$128,401

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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
We have evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2008 which were filed on Form 10-K on April 15, 2009.
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

New Accounting Pronouncements
In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 were adopted on January 1, 2009 by the Company and did not have a material impact on our consolidated financial statements.
In April 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No.142, Goodwill and Other Intangible Assets. We adopted this FSP effective January 1, 2009. The adoption of this standard did not have material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard requires us to evaluate subsequent events through the date that the financial statements are issued and to disclose the date of evaluation. We adopted the standard as of June 30, 2009, which did not impact our financial position or results of operations.
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

Fair Value Measurement at June 30, 2009 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$116,100	—	$116,100	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or charge in the six month period ending June 30, 2009 and recognized a charge of $64,500 for the six months ended June 30, 2008 related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of June 30, 2009. There was no change in the valuation technique used by the Company since the last reporting period.
Note 2 — Liquidity and Operations
The Company incurred a net loss of $378,000 for the second quarter of 2009 and $601,000 for the six months ended June 30, 2009, and ended the period with a cash balance of $48,000 and a deficit in working capital of $1,076,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first six months of 2009, non-cash operating expenses included depreciation and amortization of $289,000, non-cash compensation for stock options of $81,000, and non-cash interest expense of $51,000. For the year ended December 31, 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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
Subsequent to June 30, 2009, the Company has implemented additional cost reduction measures by reducing headcount by 3 individuals and implementing a salary reduction program for all employees of 10%. These measures are expected to result in annual operating costs reductions of approximately $400,000.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At June 30, 2009, we had remaining net availability under our line of credit of approximately $125,000. The Company was not in compliance with certain bank financial covenants at June 30, 2009. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.

NOTE 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials and sub-assemblies	$585,755	$878,669
Finished goods	673,966	671,955
Less: reserve for excess and obsolete inventories	(258,677)	(184,677)

Total net inventories	$1,001,044	$1,365,947

Purchases of component parts and finished assemblies from two major vendors represented 49% and 23% of the total inventory purchased in the three months ended June 30, 2009, and 43% and 21% for the six month period ended June 30, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — Debt
At June 30, 2009 and December 31, 2008, outstanding debt is comprised of the following:

	June 30,	December 31,
	2009	2008
Revolving credit facility	$1,405,243	$1,425,000

Short term note	$37,527	$—

Long term debt:
Ohio Development Loan	$2,125,576	$2,165,262
Less: current portion	(125,000)	(125,000)

Net long-term portion	$2,000,576	$2,040,262

Subordinated debt	$1,450,000	$1,450,000
Less: Unamortized discount for stock warrants	(45,729)	(52,107)

	1,404,271	1,397,893
Less: current portion	—	—

Net long-term portion	$1,404,271	$1,397,893

Total Current Portion of Long-term Debt	$125,000	$125,000

Total Net Long-term Debt	$3,404,847	$3,438,155

Put warrant liability	$116,100	$116,100

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
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.31% at June 30, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at June 30, 2009 the Company had availability to draw up to a maximum of approximately $1,530,000. The line of credit contains certain financial covenants that the Company was in not in compliance with at June 30, 2009. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010.

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
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal for $250,000, which was due and payable on February 15, 2009, and which maturity date can be extended by the Company until January 31, 2013, upon payment of an extension fee of $25,000. The Company is currently in negotiations with Canal to extend the maturity date. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS 150”), the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. There was no change in the calculated liability based on the Company’s stock price at June 30, 2009, therefore no gain or charge was recognized for the six months ended June, 2009. A charge to earnings of $64,500 was recorded for the six months ended June 30, 2008. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate amounts of combined long term debt, exclusive of the put warrant liability and unamortized discount for stock warrants, maturing as of June 30th in future years is $125,000 in 2010, $2,000,576 in 2011, $0 in 2012, and $1,450,000 in 2013.
NOTE 5 — Concentration of Customers
Sales to a single customer accounted for 15% of net sales for the six months ended June 30, 2009. No single customer accounted for more than 10% of net sales for the three or six months ended June 30, 2008. Accounts receivable from two customers each accounted for 13% of net accounts receivable at June 30, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	June 30,
	2009	2008
Shares used in computing basic net income per share	103,039,000	93,599,000
Dilutive effect of stock options and warrants(1)(3)	—	—

Shares used in computing diluted net income per share	103,039,000	93,599,000

	Six-months ended
	June 30,
	2009	2008

Shares used in computing basic net income per share	101,822,000	93,245,000
Dilutive effect of stock options and warrants(2)(3)	—	—

Shares used in computing diluted net income per share	101,822,000	93,245,000

(1)
Potential common shares of 8,099,000 and 4,448,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended June 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 8,046,000 and 4,593,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the six month periods ended June 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(3)
Also excluded from both 2009 and 2008 three and six month computations are the potential of 50 million common shares that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at June 30, 2009 was 105,162,795.

At June 30, 2009 the Company had outstanding 20,125 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. To date, the Company has elected to pay such dividends in common stock. At June 30, 2009, accrued dividends of $47,813 equate approximately to 2,079,000 common shares issuable.
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an increase to the total number of option shares available in the plan by 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At June 30, 2009, 11,932,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the six-month periods ended June 30, 2009 and 2008, the Company recognized compensation expense for stock options of $80,504 and $34,463 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at June 30, 2009 was $168,000, which is expected to be recognized over a weighted-average period of 1.5 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Six
	Months Ended June 30,
	2009	2008
Expected life	6.5 Years	6.5 Years
Volatility	297%	195%
Interest rate	2.0%	2.8%
Dividend yield	None	None

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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2009:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2008	12,882,125	$0.50
Granted (weighted-average fair value of $0.03)	2,050,001	$0.03
Exercised	—	—
Canceled	(177,500)	$1.61

Outstanding — June 30, 2009	14,754,626	$0.42	6.4 Years	$1,800

Exercisable — June 30, 2009	11,342,126	$0.53	5.8 Years	$1,800

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
The Company had export sales of 21% and 19% of net sales for the three and six months ended June 30, 2009 and 28% and 25% of net sales for the three and six months ended June 30, 2008, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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

NOTE 10 — Sale of Manufacturing Capability
The Company entered into an Equipment Purchase Agreement (the “Agreement”) that was consummated in the first quarter of 2009 with one of its contract manufacturers (“Manufacturer”) and sold certain of its manufacturing capability (consisting of manufacturing equipment, fixtures, tools, shelving and tables) for a sale price of $74,000. The Manufacturer also assumed the obligations of QuaTech under a certain capital lease with a remaining balance of approximately $21,000 at December 31, 2008. Also pursuant to the Agreement, QuaTech sold certain inventory valued at a sum of $150,000. QuaTech and Manufacturer have agreed that Manufacturer will purchase additional active inventory from QuaTech under terms and conditions to be determined. Also pursuant to the Agreement, the Company sublet to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. Additionally, the Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. A negligible loss was recorded with regard to the transaction as the assets were sold at the Company’s approximate net carrying value of the assets.
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
The Company’s written severance agreements with the current CEO and CFO that provided for compensation equivalent to one year of compensation and six months of compensation, respectively, should either individual be terminated for any reason other than cause, expired as of June 30, 2009. The Company anticipates that new contracts with similar terms will be implemented.

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

Results of Operations and Financial Condition
Three Months Ended June 30, 2009 and 2008
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	June 30, 2009		June 30, 2008		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,717,525	100%	$2,555,130	100%	$(837,605)	-33%
COST OF GOODS SOLD	1,076,065	63%	1,426,667	56%	(350,602)	-25%

GROSS PROFIT	641,460	37%	1,128,463	44%	(487,003)	-43%
OPERATING EXPENSES
Sales and marketing	238,235	14%	312,168	12%	(73,933)	-24%
Research and development	215,466	13%	297,212	12%	(81,746)	-28%
General and administrative	295,542	17%	412,555	16%	(117,013)	-28%
Amortization of intangible assets	122,505	7%	122,505	5%	—	0%

Total operating expenses	871,748	51%	1,144,440	45%	(272,692)	-24%

LOSS FROM OPERATIONS	(230,288)	-13%	(15,977)	-1%	(214,311)	1341%

OTHER (INCOME) EXPENSE:
Interest expense	147,469	9%	155,312	6%	(7,843)	-5%
Fair value adjustment for warrant liability	—	0%	(64,500)	-3%	64,500	-100%

Total other expenses	147,469	9%	90,812	4%	56,657	62%

LOSS BEFORE INCOME TAXES	(377,757)	-22%	(106,789)	-4%	(270,968)	254%
INCOME TAX PROVISION	—	0%	4,455	0%	(4,455)	-100%

NET LOSS	$(377,757)	-22%	$(111,244)	-4%	$(266,513)	240%

PREFERRED STOCK DIVIDENDS	47,813	3%	47,813	2%	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(425,570)	-25%	$(159,057)	-6%	$(266,513)	168%

Net Sales. Net sales of $1.7 million for the quarter ended June 30, 2009 decreased by $838,000 or 33% as compared to the prior year second quarter net sales. Net sales related to the Company’s Device Connectivity products decreased $574,000, or 37% from the quarter ended June 30, 2008, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $264,000, or 26% from the prior year period. The decrease in revenues is primarily due to a general decrease in IT infrastructure spending across the industries to which we sell, which impacted the majority of our customer base beginning in the second half of 2008 and has continued through the second quarter of 2009.
Gross Profit. Gross profit decreased by $487,000 or 43% as a result of the decrease in net sales. Gross profit as a percentage of net sales decreased from 44% to 37% due primarily to the decrease in revenues and the change in product mix. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 2009 of $238,000 decreased by $74,000 or 24% from the prior year second quarter. The decrease is due primarily to a decrease in advertising and related expenses totaling $66,000.

Research and Development Expenses. Research and development expenses of $215,000 for the second quarter of 2009 decreased by $82,000 or 28% as compared to the second quarter of 2008. The decrease was due to a reduction in salary and consultant expenses. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses of $296,000 incurred for the second quarter of 2009 decreased by $117,000 or 28% from the prior year period. The decrease is due primarily to a decrease in personnel costs of $27,000, director fees of $24,000, and a general decrease in most expense line items.
Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $147,000 during the second quarter of 2009, as compared to $155,000 incurred in the same period of the prior year. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense for the second quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $8,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the second quarter of 2008: accretion of success fees of $3,000, amortization of deferred financing costs of $12,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. Under SFAS 150, the Company is required to adjust the liability for the put warrant associated with the HillStreet Fund to its fair value, through earnings, at the end of each reporting period. During the second quarter of 2009, the company recorded no gain or loss and during the second quarter of 2008, recorded a gain of $64,500.
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
Preferred Stock Dividends. During the quarter ended March 31, 2008, the Company issued 20,125 shares of convertible, cumulative, 9% series A preferred stock, $100 par value. The dividends are payable quarterly and, to date, the Company has elected to pay the dividends in common stock.

Six Months Ended June 30, 2009 and 2008
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Six Months Ended:
	June 30, 2009		June 30, 2008		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$3,709,953	100%	$5,588,453	100%	$(1,878,500)	-34%
COST OF GOODS SOLD	2,170,814	59%	3,208,167	57%	(1,037,353)	-32%

GROSS PROFIT	1,539,139	41%	2,380,286	43%	(841,147)	-35%
OPERATING EXPENSES
Sales and marketing	491,408	13%	636,304	11%	(144,896)	-23%
Research and development	420,605	11%	560,046	10%	(139,441)	-25%
General and administrative	697,669	19%	898,490	16%	(200,821)	-22%
Amortization of intangible assets	245,010	7%	245,010	4%	—	0%

Total operating expenses	1,854,692	50%	2,339,850	42%	(485,158)	-21%

INCOME (LOSS) FROM OPERATIONS	(315,553)	-9%	40,436	1%	(355,989)	-880%

OTHER (INCOME) EXPENSE:
Other	483	0%	—		483
Interest expense	285,324	8%	421,503	8%	(136,179)	-32%
Fair value adjustment for warrant liability	—	0%	64,500	1%	(64,500)	-100%

Total other expenses	285,807	8%	486,003	9%	(200,196)	-41%

LOSS BEFORE INCOME TAXES	(601,360)	-16%	(445,567)	-8%	(155,793)	35%
INCOME TAX PROVISION	—	0%	5,755	0%	(5,755)	-100%

NET LOSS	$(601,360)	-16%	$(451,322)	-8%	$(150,038)	33%

PREFERRED STOCK DIVIDENDS	95,626	3%	78,401	1%	17,225

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(696,986)	-19%	$(529,723)	-9%	$(167,263)	32%

Net Sales. Net sales of $3.7 million for the six month period ended June 30, 2009 decreased by $1.9 million or 34% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $745,000, or 24% from the six months ended June 30, 2008, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $1.1 million, or 46% from the prior year period.
Gross Profit. Gross profit decreased by $841,000, or 35%, for the six month period as a result of the decrease in revenues. Gross profit as a percentage of net sales decreased from 43% to 41% due to the decreased revenue levels and change in product mix. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2009 of $491,000 decreased by $145,000 or 23% from the prior year period. The decrease is due primarily to a decrease in advertising and related expenses of $102,000 and in sales commissions of $28,000.
Research and Development Expenses. Research and development expenses of $421,000 for the first six months of 2009 decreased by $139,000 or 25% as compared to the same period of 2008. The decrease is due primarily to a decrease in personnel costs incurred of $65,000 and consulting fees of $45,000. Additionally, during the first quarter of 2009, approximately $29,000 of payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the amount capitalized. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the six months ended June 30, 2009 of $698,000 decreased by $201,000 or 22% from the prior year period. The decrease was due primarily to decreases in salaries and benefits of $71,000, director fees of $24,000 and a general decrease in most expense line items.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $285,000 during the first six months of 2009 as compared to $422,000 incurred in the prior year period. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense during the first six months of 2009: accretion of success fees of $23,000, amortization of deferred financing costs of $22,000, and amortization of the discount for warrants of $6,000. The following non-cash charges are included in interest expense during the first six months of 2008: accretion of success fees of $37,000, amortization of deferred financing costs of $22,000, and amortization of the discount for warrants of $5,000. Also included in 2008 is the write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement.
Fair Value Adjustment of Put Warrant Liability. For the six months ended June 30, 2009, the company recorded a $64,500 charge to earnings related to the adjustment of the liability for the warrant associated with the Hillstreet subordinated debt. Under SFAS 150, the Company is required to adjust the warrant to its fair value through earnings at the end of each reporting period. There was no change in the calculated liability based on the Company’s stock price, and therefore no gain or charge was recorded for the 2009 period.
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
Preferred Stock Dividends. During the quarter ended March 31, 2008, the Company issued 20,125 shares of convertible, cumulative, 9% series A preferred stock, $100 par value. The dividends are payable quarterly and, to date, the Company has elected to pay the dividends in common stock.
Liquidity and Capital Resources
The Company incurred a net loss of $378,000 for the second quarter of 2009 and $601,000 for the six months ended June 30, 2009, and ended the period with a cash balance of $48,000 and a deficit in working capital of $1,076,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans, discussed below.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first six months of 2009, non-cash operating expenses included depreciation and amortization of $289,000, non-cash compensation for stock options of $81,000, and non-cash interest expense of $51,000. For the year ended December 31, 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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
Subsequent to June 30, 2009, the Company has implemented additional cost reduction measures by reducing headcount by 3 individuals and implementing a salary reduction program for all employees of 10%. These measures are expected to result in annual operating costs reductions of approximately $400,000.

Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At June 30, 2009, we had remaining net availability under our line of credit of approximately $125,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.31% at June 30, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at June 30, 2009 the Company had availability to draw up to a maximum of approximately $1,530,000. The line of credit contains certain financial covenants that the Company was in not in compliance with at June 30, 2009. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010.
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
Net cash used in operating activities for the six months ended June 30, 2009 was $6,000 as compared to $794,000 used in the first six months of 2008. The net loss of $601,000 incurred in the first six months of 2009 was partially offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $456,000. Cash was primarily used to fund an increase in accounts receivable and prepaid assets totaling $86,000, pay down other accrued liabilities by $61,000 and accrued restructuring costs by $42,000. A decrease in inventories of $141,000 and an increase in accounts payable of $198,000 contributed to cash.
Net cash provided by investing activities in the six months ended June 30, 2009 consisted of net cash received from the sale of assets of $150,000, partially offset by property additions of $21,000 and capitalized software costs of $29,000.
Net cash used in financing activities for the six months ended June 30, 2009 was $55,000 as compared to $597,000 provided during the first six months of 2008. The current year period consisted of net borrowing under short term notes of $38,000, offset by net repayments to the revolving credit facility of $20,000, principal payments on the Ohio Development loan of $63,000, and financing costs incurred of $8,000. Cash provided in the prior year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $362,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $63,000, and deferred financing costs incurred of $124,000.
As of June 30, 2009, we were not in compliance with certain of our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $50,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Severance Agreement Commitments. The Company was party to severance agreements with former employees and was obligated to make payments under these agreements through April 2009. These obligations were paid in full and there is no further liability for theses agreements at June 30, 2009. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of June 30, 2009, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs. Accordingly, $191,657 of software development costs are capitalized as of June 30, 2009. Amortization of these costs will begin in the third quarter of 2009.
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

Item 4T — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report, as required by Exchange Act Rule 13a—15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DPAC TECHNOLOGIES CORP.
(Registrant)

August 14, 2009	By:	/s/ STEVEN D. RUNKEL

Date		Steven D. Runkel,
Chief Executive Officer

August 14, 2009	By:	/s/ STEPHEN J. VUKADINOVICH

Date		Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.