Form 10-Q
period 2009-09-30
DPAC TECHNOLOGIES CORP
filed 2009-11-16
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of November 10, 2009 was 107,241,600.

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
HOW TO OBTAIN DPAC’S SEC FILINGS
All reports filed by DPAC with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549

PART I—FINANCIAL INFORMATION
Item 1 — Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,134	$9,157
Accounts receivable, net	707,294	886,489
Inventories	1,104,493	1,365,947
Prepaid expenses and other current assets	121,701	41,121

Total current assets	1,938,622	2,302,714

PROPERTY, Net	811,779	466,992

FINANCING COSTS, Net	106,370	132,079
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLES	6,405,503	6,405,503
OTHER INTANGIBLE ASSETS, Net	744,189	1,061,704
OTHER ASSETS	18,048	18,048

TOTAL	$10,024,511	$10,387,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,465,243	$1,425,000
Short term note	15,011	—
Current portion of long-term debt	125,000	125,000
Current portion of capital lease obligations	—	9,140
Accounts payable	1,132,958	971,104
Accrued restructuring costs — current	—	42,366
Put warrant liability	145,100	116,100
Other accrued liabilities	323,286	419,400

Total current liabilities	3,206,598	3,108,110

LONG-TERM LIABILITIES:
Capital lease obligation, less current portion	—	11,409
Ohio Development loan, less current portion	1,980,733	2,040,262
Subordinated debt, less current portion	1,407,460	1,397,893

Total long-term liabilities	3,388,193	3,449,564

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, no par value; 30,000 shares authorized; 30,000 and 21,250 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,499,203	2,014,203
Common stock, no par value; 120,000,000 shares authorized; 107,241,600 and 98,006,343 shares outstanding at September 30, 2009 and December 31, 2008, respectively	5,620,354	5,376,609
Preferred stock dividends distributable in common stock	47,813	47,813
Accumulated deficit	(4,737,650)	(3,609,259)

Total stockholders’ equity	3,429,720	3,829,366

TOTAL	$10,024,511	$10,387,040

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

NET SALES	$1,425,770	$1,737,094	$5,135,724	$7,325,547

COST OF GOODS SOLD	869,320	1,022,366	3,040,134	4,230,533

GROSS PROFIT	556,450	714,728	2,095,590	3,095,014

OPERATING EXPENSES
Sales and marketing	182,276	274,054	673,686	910,358
Research and development	178,432	116,207	599,036	676,253
General and administrative	260,022	319,984	957,692	1,218,474
Amortization of intangible assets	132,088	122,505	377,098	367,515
Restructuring costs	12,097	—	12,097	—

Total operating expenses	764,915	832,750	2,619,609	3,172,600

LOSS FROM OPERATIONS	(208,465)	(118,022)	(524,019)	(77,586)

OTHER EXPENSE:
Other	—	—	483	—
Interest expense	146,126	152,509	431,450	574,012
Fair value adjustment for put warrant liability	29,000	—	29,000	64,500

Total other expenses	175,126	152,509	460,933	638,512

LOSS BEFORE INCOME TAXES	(383,591)	(270,531)	(984,952)	(716,098)

INCOME TAX PROVISION	—	—	—	5,755

NET LOSS	$(383,591)	$(270,531)	$(984,952)	$(721,853)

PREFERRED STOCK DIVIDENDS	47,813	47,813	143,439	126,214

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(431,404)	$(318,344)	$(1,128,391)	$(848,067)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	105,856,000	96,043,000	103,167,000	94,178,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(984,952)	$(721,853)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	442,378	451,265
Loss on the sale of assets	483	—
Provision for bad debts	1,000	25,000
Write off of bad debts	(24,673)	—
Provision for obsolete inventory	36,000	39,000
Accretion of discount and success fees on debt	43,789	66,274
Amortization of deferred financing costs	35,609	38,368
Adjustment to put warrant liability	29,000	64,500
Non-cash compensation expense	100,306	54,265

Changes in operating assets and liabilities:
Accounts receivable	202,868	758,236
Inventories	25,454	(168,158)
Prepaid expenses and other assets	(45,580)	(1,075)
Accounts payable	235,854	(634,394)
Accrued restructuring charges	(42,366)	(228,539)
Other accrued liabilities	(96,114)	(119,431)

Net cash used in operating activities	(40,944)	(376,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(61,430)	(143,925)
Net cash from sale of assets	150,000	—

Net cash provided by (used in) investing activities:	88,570	(143,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	40,243	(617,000)
Net borrowing under short term notes	15,011	—
Repayments on bank term loan	—	(112,699)
Repayments on Ohio Development loan	(93,751)	(93,750)
Proceeds from Subordinated term debt	—	1,200,000
Repayment of Subordinated Debt	—	(2,000,000)
Financing costs incurred	(9,900)	(152,679)
Principal payments on capital lease obligations	(3,252)	(8,855)
Net proceeds from issuance of preferred stock	—	2,064,203

Net cash (used in) provided by financing activities	(51,649)	279,220

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,023)	(241,247)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	9,157	257,189

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,134	$15,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$358,634	$432,119

Income taxes paid	$—	$5,755

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock fees and dividends paid in common stock	$143,439	$176,214

Issuance of preferred stock	$450,000	$—

Acquisition of SocketSerial assets	$(450,000)	$—

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
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
We have evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
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
Fair Value Measurements
In September 2006, the FASB issued ASC No. 820, Fair Value Measurements (“ASC 820,” and previously referred to as Statement No. 157). The accounting pronouncement establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations in which there is little, if any, market activity for the asset or liability.

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at June 30, 2009 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$145,100	—	$145,100	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a $29,000 charge for the nine months ended September 30, 2009 and recognized a charge of $64,500 for the nine months ended September 30, 2008 related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of September 30, 2009. There was no change in the valuation technique used by the Company since the last reporting period.
New Accounting Pronouncements
In June 2009 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards (“FAS 168”). FAS 168 established the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, as the single source of authoritative nongovernmental U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards. We adopted the provisions of FAS 168 on a prospective basis effective September 30, 2009. The adoption of FAS 168 had no effect on our consolidated financial statements other than current references to GAAP which were replaced with references to the applicable Codification.
In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact this guidance may have on its financial statements.
Note 2 — Liquidity and Operations
The Company incurred a net loss of $384,000 for the third quarter of 2009 and $985,000 for the nine months ended September 30, 2009, and ended the period with a cash balance of $5,000 and a deficit in working capital of $1,268,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans.

Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first nine months of 2009, non-cash operating expenses included depreciation and amortization of $443,000, non-cash compensation for stock options of $100,000, and non-cash interest expense of $79,000. For the year ended December 31, 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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
In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels. It is anticipated that these reductions will result in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company consummated an agreement with one of its contract manufacturers and sold certain equipment and inventory, sublet a portion of its facility to the manufacturer, and will further engage the manufacturer to produce more of the Company’s products (see Note 12). This transaction is expected to improve the operating efficiency of the Company and provide an increase in short term cash flows.
In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount by 3 individuals and implementing a salary reduction program for all employees of 10%. These measures are expected to result in annual operating costs reductions of approximately $400,000.
On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Management believes that margins generated from future revenues of this product line will help enable the Company to maintain a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At September 30, 2009, we had remaining net availability under our line of credit of approximately $77,000. The Company was not in compliance with certain bank financial covenants at September 30, 2009. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
NOTE 3 — Product Line Acquisition
On September 30, 2009, in a non-cash transaction for the Company, the Company acquired from Socket Mobile, Inc. (“Socket”) the SocketSerial product line and all assets of Socket which pertain to Socket’s serial card business (the “Business”), including the tangible personal property and assets of Socket related to the Business; rights to any contract, purchase order, license or other agreement to the ownership, manufacture and distribution of the assets; certain rights to the intellectual property and proprietary rights related to or useful in connection with the Business and customer lists. (collectively, the “Assets”).
The Assets were acquired for a purchase price of $500,000, of which $450,000 was payable at closing, and a contingent $50,000 payment would be payable upon the attainment by QuaTech of $250,000 in quarterly sales revenue from the sale of SocketSerial products in any quarter through the quarter ending December 31, 2010. The purchase price was allocated as follows:

Equipment	$10,000
Developed software	390,000
Customer list	50,000

Total	$450,000

Development Capital Ventures, L.P. (“DCV”), a majority shareholder of the Company, agreed to serve as an intermediary in the transaction by funding the purchase and taking initial ownership of the Acquired Assets, and, upon completion of the transaction immediately transferred the Acquired Assets to QuaTech in consideration for the issuance of 8,750 shares of Series A Convertible Preferred Stock. DCV and QuaTech agreed that the shares of Preferred Stock would be exchanged for a senior subordinated secured note and related Preferred Stock purchase warrant under terms and conditions agreed to between the parties, to occur upon the earlier of December 31, 2009 or the date upon which all necessary consents to such exchange have been obtained. It is unknown at this time whether or not the necessary consents will be obtained.
NOTE 4 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Raw materials and sub-assemblies	$631,773	$878,669
Finished goods	743,397	671,955
Less: reserve for excess and obsolete inventories	(270,677)	(184,677)

Total net inventories	$1,104,493	$1,365,947

Purchases of finished assemblies from three major vendors represented 48%, 22% and 10% of the total inventory purchased in the three months ended September 30, 2009, and two vendors accounted for 45% and 21% for the nine month period ended September 30, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 5 — Property
Property consist of the following:

	September 30,	December 31,
	2009	2008
Leasehold improvements	$103,714	$103,714
Machinery and equipment	390,048	519,288
Computer software and equipment	610,569	609,792
Office furniture and equipment	79,602	79,602
Internally developed software	191,657	162,375
Developed software	390,000	—

	1,765,590	1,474,771
Less: Accumulated depreciation and amortization	(953,811)	(1,007,779)

Net property	$811,779	$466,992

NOTE 6 — Debt
At September 30, 2009 and December 31, 2008, outstanding debt is comprised of the following:

	September 30,	December 31,
	2009	2008
Revolving credit facility	$1,465,243	$1,425,000

Short term note	$15,011	$—

Long term debt:
Ohio Development Loan	$2,105,733	$2,165,262
Less: current portion	(125,000)	(125,000)

Net long-term portion	$1,980,733	$2,040,262

Subordinated debt	$1,450,000	$1,450,000
Less: Unamortized discount for stock warrants	(42,540)	(52,107)

	1,407,460	1,397,893

Less: current portion	—	—

Net long-term portion	$1,407,460	$1,397,893

Total Current Portion of Long-term Debt	$125,000	$125,000

Total Net Long-term Debt	$3,388,193	$3,438,155

Put warrant liability	$145,100	$116,100

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
Revolving Credit Facility
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.24% at September 30, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at September 30, 2009 the Company had availability to draw up to a maximum of approximately $1,542,000. The line of credit contains certain financial covenants that the Company was in not in compliance with at September 30, 2009. The Credit Facility is secured by substantially all of the assets of the Company and expires on January 31, 2010.
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
The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan.
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal for $250,000, which was due and payable on February 15, 2009, and which maturity date could have been extended by the Company until January 31, 2013, upon payment of an extension fee of $25,000. The Company is currently in negotiations with Canal to extend the maturity date. The additional debt bears interest at 13% per annum, payable monthly. In connection with the Amendment, Canal is entitled to exercise an additional warrant to purchase the common stock of the Company in an amount representing 0.75% of the Company’s fully diluted common stock on the date of exercise, and to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recorded a $29,000 charge to earning for the three and nine months ended September 30, 2009, based on the change in the Company’s share price and estimated put warrant liability. A charge to earnings of $0 and $64,500 was recorded for the three and nine months ended September 30, 2008, respectively. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, exclusive of the put warrant liability and unamortized discount for stock warrants, maturing as of September 30th in future years is $125,000 in 2010, $1,980,733 in 2011, $0 in 2012, and $1,450,000 in 2013.
NOTE 7 — Concentration of Customers
Sales to two customers each accounted for 15% and 10% of net sales for the three months ended September 30, 2009. No single customer accounted for more than 10% of net sales for the three or nine months ended September 30, 2008. Accounts receivable from one customer accounted for 16% of net accounts receivable at September 30, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.

NOTE 8 — Net Income (Loss) Per Share
The Company computes net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted-average number of shares outstanding for a period. Common stock equivalents are excluded from the calculation in loss periods, as the effect is anti-dilutive.
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	September 30,
	2009	2008
Shares used in computing basic net income per share	105,856,000	96,043,000
Dilutive effect of stock options and warrants(1)(3)	—	—

Shares used in computing diluted net income per share	105,856,000	96,043,000

	Nine-months ended
	September 30,
	2009	2008
Shares used in computing basic net income per share	103,167,000	94,178,000
Dilutive effect of stock options and warrants(2)(3)	—	—

Shares used in computing diluted net income per share	103,167,000	94,178,000

(1)
Potential common shares of 8,076,000 and 7,923,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended September 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 8,089,000 and 7,813,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the nine month periods ended September 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(3)
Also excluded from both 2009 and 2008 three and nine month computations are the potential of approximately 71 million common shares that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at September 30, 2009 was 107,241,600.
At September 30, 2009 the Company had outstanding 30,000 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. To date, the Company has elected to pay such dividends in common stock. At September 30, 2009, accrued dividends of $47,813 equate approximately to 2,214,000 common shares issuable.
8,750 shares of the of the Series A Convertible preferred stock outstanding at September 30, 2009 are subject to an agreement between DCV and QuaTech that provides for these shares to be exchanged for a senior subordinated secured note and related Preferred Stock purchase warrant agreement, to occur upon the earlier of December 31, 2009 or the date upon which all necessary consents to such exchange have been obtained. It is unknown at this time whether or not the necessary consents will be obtained. (See note 3)
Series A preferred stock can, at the option of the holder, be converted into fully paid shares of common stock. The number of shares of common stock into which shares of Series A preferred may be converted shall be obtained by multiplying the number of shares of Series A preferred to be converted by the Original Issue Price of $100 and dividing the result by the product of $0.034 (the “Reference Price”) times 1.25, which equates to approximately 71 million common shares should the total number of outstanding preferred shares be converted. After December 31, 2009, the Company can redeem the Series A preferred shares at a price per share equal to the Original Issue Price. The holders of preferred stock have preference in the event of liquidation or dissolution of the Company over the holders of common stock.

NOTE 9 — Stock Options
Stock-Based Compensation
The Company recognizes compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. The Company estimates the fair value of share-based payment awards on the date of grant using a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan of 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At September 30, 2009, 12,030,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices equal to the closing stock price on the date of grant and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the nine-month periods ended September 30, 2009 and 2008, the Company recognized compensation expense for stock options of $100,306 and $54,265 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at September 30, 2009 was $148,000, which is expected to be recognized over a weighted-average period of 1.3 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the nine months ended September 30, 2009:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2008	12,882,125	$0.50
Granted (weighted-average fair value of $0.03)	2,050,001	$0.03
Exercised	—	—
Canceled	(275,500)	$1.40

Outstanding —September 30, 2009	14,656,626	$0.42	6.2 Years	$13,700

Exercisable — September 30, 2009	11,281,626	$0.53	5.6 Years	$13,700

NOTE 10 — Segment Information
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
The Company had export sales of 22% and 20% of net sales for the three and nine months ended September 30, 2009 and 37% and 28% of net sales for the three and nine months ended September 30, 2008, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
NOTE 11 — Income Taxes
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
The valuation allowance was calculated by using an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
NOTE 12 — Sale of Manufacturing Capability
The Company entered into an Equipment Purchase Agreement (the “Agreement”) that was consummated in the first quarter of 2009 with one of its contract manufacturers (“Manufacturer”) and sold certain of its manufacturing capability (consisting of manufacturing equipment, fixtures, tools, shelving and tables) for a sale price of $74,000. The Manufacturer also assumed the obligations of QuaTech under a certain capital lease with a remaining balance of approximately $21,000 at December 31, 2008. Also pursuant to the Agreement, QuaTech sold certain inventory valued at a sum of $150,000. QuaTech and Manufacturer have agreed that Manufacturer will purchase additional active inventory from QuaTech as required. Also pursuant to the Agreement, the Company sublet to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. Additionally, the Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. A negligible loss was recorded with regard to the transaction as the assets were sold at the Company’s approximate net carrying value of the assets.
NOTE 13 — Commitments and Contingencies
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

Results of Operations and Financial Condition
Three Months Ended September 30, 2009 and 2008
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended
	September 30, 2009		September 30, 2008		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,425,770	100%	$1,737,094	100%	$(311,324)	-18%
COST OF GOODS SOLD	869,320	61%	1,022,366	59%	(153,046)	-15%

GROSS PROFIT	556,450	39%	714,728	41%	(158,278)	-22%
OPERATING EXPENSES
Sales and marketing	182,276	13%	274,054	16%	(91,778)	-33%
Research and development	178,432	13%	116,207	7%	62,225	54%
General and administrative	260,022	18%	319,984	18%	(59,962)	-19%
Amortization of intangible assets	132,088	9%	122,505	7%	9,583	8%
Restructuring costs	12,097	1%	—	0%	12,097	—

Total operating expenses	764,915	54%	832,750	48%	(67,835)	-8%

LOSS FROM OPERATIONS	(208,465)	-15%	(118,022)	-7%	(90,443)	77%

OTHER EXPENSE:
Interest expense	146,126	10%	152,509	9%	(6,383)	-4%
Fair value adjustment for warrant liability	29,000	2%	—	0%	29,000	—

Total other expenses	175,126	12%	152,509	9%	22,617	15%

LOSS BEFORE INCOME TAXES	(383,591)	-27%	(270,531)	-16%	(113,060)	42%
INCOME TAX PROVISION	—	0%	—	0%	—	—

NET LOSS	$(383,591)	-27%	$(270,531)	-16%	$(113,060)	42%

PREFERRED STOCK DIVIDENDS	47,813	3%	47,813	3%	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(431,404)	-30%	$(318,344)	-18%	$(113,060)	36%

Net Sales. Net sales of $1.4 million for the quarter ended September 30, 2009 decreased by $311,000 or 18% as compared to the prior year third quarter net sales. Net sales related to the Company’s Device Connectivity products decreased $368,000, or 32% from the quarter ended September 30, 2008, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $57,000, or 10% from the prior year period. The decrease in revenues is primarily due to a general decrease in IT infrastructure spending across the industries to which we sell, which impacted the majority of our customer base beginning in the second half of 2008 and has continued through the third quarter of 2009.
Gross Profit. Gross profit decreased by $153,000 or 22% as a result of the decrease in net sales. Gross profit as a percentage of net sales decreased from 41% to 39% due primarily to the decrease in revenues and the change in product mix. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2009 of $183,000 decreased by $92,000 or 33% from the prior year third quarter. The decrease is due primarily to a decrease in salary and benefits of $53,000 and in advertising, trade shows, travel and related expenses totaling $36,000.

Research and Development Expenses. Research and development expenses of $178,000 for the third quarter of 2009 increased by $82,000 or 28% as compared to the third quarter of 2008. The increase was the result of $88,000 of costs incurred during the third quarter of 2008 related to software development being capitalized, thereby reducing the expense recognized in that period. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses of $260,000 incurred for the third quarter of 2009 decreased by $60,000 or 19% from the prior year period. The decrease is due to a decrease in bad debt expense of $25,000, legal and accounting fees of $17,000, and a general decrease in most expense line items.
Amortization of Intangible Assets. $122,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and in the current year period, an additional $10,000 is for the amortization of internally developed software being capitalized over 5 years.
Restructuring Costs. Restructuring costs of $12,000 in the current year period are for severance payments made to 3 individuals terminated in the third quarter. All costs were paid during the period and no additional restructuring costs are anticipated.
Interest Expense. The Company incurred interest and financing costs of $146,000 during the third quarter of 2009, as compared to $153,000 incurred in the same period of the prior year. The decrease is due to lower average effective interest rates. The following non-cash charges are included in interest expense for the third quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the third quarter of 2008: accretion of success fees of $20,000, amortization of deferred financing costs of $17,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. Based on the Company’s share price, the Company adjusts the liability for the put warrant associated with the HillStreet Fund to its fair value, through earnings, at the end of each reporting period. During the third quarter of 2009, the company recorded a $29,000 charge to earnings.
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
Preferred Stock Dividends. The Company has outstanding shares of convertible, cumulative, 9% series A preferred stock, $100 par value. The dividends are payable quarterly and, to date, the Company has elected to pay the dividends in common stock.

Nine Months Ended September 30, 2009 and 2008
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Nine Months Ended
	September 30, 2009		September 30, 2008		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$5,135,724	100%	$7,325,547	100%	$(2,189,823)	-30%
COST OF GOODS SOLD	3,040,134	59%	4,230,533	58%	(1,190,399)	-28%

GROSS PROFIT	2,095,590	41%	3,095,014	42%	(999,424)	-32%
OPERATING EXPENSES
Sales and marketing	673,686	13%	910,358	12%	(236,672)	-26%
Research and development	599,036	12%	676,253	9%	(77,217)	-11%
General and administrative	957,692	19%	1,218,474	17%	(260,782)	-21%
Amortization of intangible assets	377,098	7%	367,515	5%	9,583	3%
Restructuring costs	12,097	0%	—	0%	12,097	—

Total operating expenses	2,619,609	51%	3,172,600	43%	(552,991)	-17%

LOSS FROM OPERATIONS	(524,019)	-10%	(77,586)	-1%	(446,433)	575%

OTHER EXPENSE:
Other	483	0%	—		483
Interest expense	431,450	8%	574,012	8%	(142,562)	-25%
Fair value adjustment for warrant liability	29,000	1%	64,500	1%	(35,500)	-55%

Total other expenses	460,933	9%	638,512	9%	(177,579)	-28%

LOSS BEFORE INCOME TAXES	(984,952)	-19%	(716,098)	-10%	(268,854)	38%
INCOME TAX PROVISION	—	0%	5,755	0%	(5,755)	-100%

NET LOSS	$(984,952)	-19%	$(721,853)	-10%	$(263,099)	36%

PREFERRED STOCK DIVIDENDS	143,439	3%	126,214	2%	17,225

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,128,391)	-22%	$(848,067)	-12%	$(280,324)	33%

Net Sales. Net sales of $5.1 million for the nine months ended September 30, 2009 decreased by $2.2 million or 30% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $1.1 million, or 26% from the nine months ended September 30, 2008, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $1.1 million, or 35% from the prior year period.
Gross Profit. Gross profit decreased by $999,000, or 32%, for the nine month period as a result of the decrease in revenues. Gross profit as a percentage of net sales decreased from 42% to 41% due to the decreased revenue levels and change in product mix. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2009 of $674,000 decreased by $237,000 or 26% from the prior year period. The decrease is due primarily to a decrease in salaries and related expenses of $105,000 and in advertising related expenses of $122,000.
Research and Development Expenses. Research and development expenses of $599,000 for the first nine months of 2009 decreased by $77,000 or 11% as compared to the same period of 2008. The decrease is due primarily to a decrease in personnel costs incurred of $99,000 and consulting fees of $50,000. Additionally, during the 2009 period approximately $29,000 of payroll related expenses were capitalized as software development costs as compared to $88,000 of incurred costs capitalized during the 2008 period. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the nine months ended September 30, 2009 of $958,000 decreased by $261,000 or 21% from the prior year period. The decrease was due primarily to decreases in salaries and benefits of $88,000, director fees of $49,000, legal and accounting fees of $47,000 and a general decrease in most expense line items.

Amortization of Intangible Assets. Amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and in the current year period, an additional $10,000 of expense for the amortization of internally developed software being capitalized over 5 years.
Restructuring Costs. Restructuring costs of $12,000 in the current year period are for severance payments made to 3 individuals terminated in the third quarter. All costs were paid during the period and no additional restructuring costs are anticipated.
Interest Expense. The Company incurred interest and financing costs of $431,000 during the first nine months of 2009 as compared to $574,000 incurred in the prior year period. The decrease is due to lower average debt balances and lower effective interest rates. The following non-cash charges are included in interest expense during the first nine months of 2009: accretion of success fees of $34,000, amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $10,000. The following non-cash charges are included in interest expense during the first nine months of 2008: accretion of success fees of $58,000, amortization of deferred financing costs of $38,000, and amortization of the discount for warrants of $9,000. Also included in 2008 is the write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement.
Fair Value Adjustment of Put Warrant Liability. For the nine months ended September 30, 2009, the company recorded a $29,000 charge to earnings compared to a $64,500 charge to earnings for the 2008 period, related to the adjustment of the liability for the warrant associated with the Hillstreet subordinated debt. Company adjusts the put warrant liability to its fair value through earnings at the end of each reporting period based on the Company’s share price at the end of each reporting period.
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
Liquidity and Capital Resources
The Company incurred a net loss of $384,000 for the third quarter of 2009 and $985,000 for the nine months ended September 30, 2009, and ended the period with a cash balance of $5,000 and a deficit in working capital of $1,268,000. The Company incurred a net loss of approximately $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000. These factors created substantial doubt about the Company’s ability to continue as a going concern. In order to mitigate these negative factors, the Company has undertaken a number of initiatives and has implemented various other plans, discussed below.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first nine months of 2009, non-cash operating expenses included depreciation and amortization of $443,000, non-cash compensation for stock options of $100,000, and non-cash interest expense of $79,000. For the year ended December 31, 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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

In the third quarter of, 2009, the Company implemented additional cost reduction measures by reducing headcount by 3 individuals and implementing a salary reduction program for all employees of 10%. These measures are expected to result in annual operating costs reductions of approximately $400,000.
On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Management believes that margins generated from future revenues of this product line will help enable the Company to maintain a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will enable the Company to generate sufficient cash flows from operations and funding from its bank line of credit to maintain liquidity for the near term, at currently projected revenue levels. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At September 30, 2009, we had remaining net availability under our line of credit of approximately $77,000. Future availability may be impacted by the amount of qualifying receivables and there is no assurance that the Company will be able to obtain additional funding if and when it may need it.
The Company has a revolving line of credit with a bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. The facility bears a floating interest rate at the 30 day LIBOR (.24% at September 30, 2009) plus 6.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at September 30, 2009 the Company had availability to draw up to a maximum of approximately $1,542,000. The line of credit contains certain financial covenants that the Company was in not in compliance with at September 30, 2009. The Credit Facility is secured by substantially all the assets of the Company and expires on January 31, 2010.
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
Net cash used in operating activities for the nine months ended September 30, 2009 was $41,000 as compared to $377,000 used in the first nine months of 2008. The net loss of $985,000 incurred in the first nine months of 2009 was partially offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $664,000. Cash was used to fund an increase in prepaid assets of $46,000, pay down other accrued liabilities by $96,000 and accrued restructuring costs by $42,000. A decrease in accounts receivable of $203,000 and an increase in accounts payable of $236,000 contributed to cash.
Net cash provided by investing activities of $89,000 for the nine months ended September 30, 2009 consisted of cash received from the sale of assets of $150,000 and partially offset by property additions of $61,000.
Net cash used in financing activities for the nine months ended September 30, 2009 was $52,000 as compared to $279,000 provided during the first nine months of 2008. Cash used in the current year period consisted of principal repayments on the Ohio Development loan of $94,000, and financing costs incurred of $10,000, partially offset by net borrowing under the revolving credit facility and short term notes totaling $55,000. Cash provided in the prior year period consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.2 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $617,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $94,000, and deferred financing costs incurred of $153,000.
As of September 30, 2009, we were not in compliance with certain of our bank financial covenants.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $50,000 in capital equipment during the remainder of the fiscal year.

Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Severance Agreement Commitments. The Company was party to severance agreements with former employees and was obligated to make payments under these agreements through April 2009. These obligations were paid in full and there is no further liability for theses agreements at September 30, 2009. The severance liability primarily arose from the accrued restructuring costs assumed at time of the merger and is included in accrued restructuring costs in the financial statements.
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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of September 30, 2009, $191,657 of software development costs were capitalized. Amortization of these costs began in the third quarter of 2009 over a 5 year period.
Goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis at the end of the fourth quarter, and more often if circumstances should dictate, for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and annually reviews the recoverability of the carrying value of goodwill using the methodology prescribed in FASB guidance. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2008. No event has occurred as of or since the period ended December 31, 2008 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.
Deferred tax assets and liabilities are recorded in accordance with FASB guidance. The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns. The Company estimates and provides an allowance for deferred tax assets based on estimated realization of the asset utilizing information related to historical taxable income and projected taxable income.

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. In accordance with FASB guidance, the Company has classified the fair value of the put warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. Changes in our stock price can have a material impact to the put warrant valuation and, therefore, to our financial statements. Additionally, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The Company amortizes deferred debt issuance costs using the effective interest method.
Item 4T — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report, as required by Exchange Act Rule 13a–15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1
Asset Purchase Agreement among Socket Mobile, Inc., Development Capital Ventures, L.P. and QuaTech Inc., dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed October 6, 2009).

10.1
Supply and Licensing Agreement between QuaTech, Inc. and Socket Mobile, Inc., dated September 30, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed October 6, 2009).

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: November 16, 2009	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: November 16, 2009	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement among Socket Mobile, Inc., Development Capital Ventures, L.P. and QuaTech Inc., dated September 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed October 6, 2009).

10.1
Supply and Licensing Agreement between QuaTech, Inc. and Socket Mobile, Inc., dated September 30, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed October 6, 2009).

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.