Form 10-K
period 2009-12-31
DPAC TECHNOLOGIES CORP
filed 2010-04-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Common Stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The issuer’s revenues for the year ended December 31, 2009 were $6,807,418.
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on March 22, 2010 based on a closing price of $0.02 for the Common Stock of the Company was $685,000.
The number of shares of registrant’s Common Stock outstanding at March 12, 2010 was 109,414,896 shares.
Documents Incorporated By Reference
None.

DPAC TECHNOLOGIES CORP.
FORM 10-K
for the year ended December 31, 2009
I N D E X

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to DPAC Technologies Corp.’s (“DPAC” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that DPAC or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of DPAC may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect DPAC’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that DPAC files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q or Form 10-QSB and Annual Reports on Form 10-K or Form 10-KSB.
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

Merger
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
Subsequent to the acquisition, Quatech evaluated the market opportunities in both the data acquisition and device connectivity markets and made the determination to focus product development, along with sales and marketing activities, on the device connectivity product lines. All product development activities related to the data acquisition products were suspended. Sales and marketing activities in support of the data acquisition products were restricted to the support of a limited number of existing original equipment manufacturers and resellers.
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

In 2001, Quatech initiated the development of its serial device server product line that would allow devices with traditional serial ports to be connected to a Local Area Network (LAN) through a TCP/IP connection. This product line was released for commercial availability in late 2003. Quatech has continued the development of this product line through the release of new product models, including products capable of connecting to the network through a wireless 802.11 interface.
In October 2009, Quatech acquired the SocketSerial product line from Socket Mobile. The products in the SocketSerial product line consist of a CompactFlash serial card, a PC serial card, a PC dual serial card, and a PC quad serial card, all with fixed and removable cable models. Also included are a USB to Serial Adapter, USB to Ethernet Adapter and a license to sell the Cordless Serial Adapter. In addition, Quatech has added several of the North American and International distribution partners that had historically sold the SocketSerial products to its list of distribution partners for both its device and networking connectivity product lines.
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
Distribution, Marketing and Customers
Quatech sells its products through a global network of distributors, system integrators, value added resellers, and original equipment manufacturers. Internationally, Quatech sells and markets its products through over 50 distributors and resellers in more than 30 countries. Quatech customers operate in a broad array of markets including retail point of sale, industrial automation, financial services and banking, telecommunications, transportation management, access control and security, gaming, data acquisition, and homeland security. All customers are supported from Quatech’s headquarters in Hudson, OH or from sales and technical support personnel located in Southern California. No single customer accounted for more than 10% of net sales in 2009.

International Sales
The Company had export sales that accounted for 23% and 26% of total net sales in 2009 and 2008, respectively. Export sales were primarily to Canada and Western European and South American countries. Foreign sales are made in U.S dollars. Specific demand shifts by customers could result in significant changes in our export sales from year to year.
All of Quatech’s assets are located in the United States. The Company does not own or operate any manufacturing operations or sales offices in foreign countries.
Operations
Quatech procures all parts and certain services involved in the production of its products, and subcontracts almost all of its product manufacturing to outside partners who specialize in such services. Quatech believes that this approach is optimal as it reduces fixed costs, extends manufacturing capacity and increases production flexibility.
Quatech’s products are manufactured using both standard and semi-custom components. Most of these components are available from multiple sources in the domestic electronics distribution market. There are, however, several components that are provided only by single-source providers.
The manufacturing for the wireless product is being done offshore. We are reliant on the offshore manufacturer to provide a quality product and meet our production requirements. We currently have a ten to fifteen week lead-time on various products and schedule the manufacturing requirements based on our sales forecasts. Changes to the sales forecast could affect the inventory level of the wireless product. There is currently no second source for the production of the wireless module, but Quatech does have the right to transfer production to another manufacturer if there are problems with the manufacturer. If Quatech were required to change its primary offshore manufacturer, it would require significant time. This may lead to not having sufficient inventory to meet pending sales requirements. We believe that the offshore manufacturer is of sufficient size and resources to meet any production requirements that we may have, including any foreseeable increased volume needs for the wireless products.
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
Research and Development
Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for 2010 will focus on developing new wireless and related products and expanding our product offerings.

Quatech’s engineering, research and development expenses were $775,000 in 2009 and $836,000 in 2008. Additionally, the Company capitalized, $29,000 and $162,000 of software development costs incurred in 2009 and 2008, respectively. Quatech does not rely upon patent protection to protect its competitive position. The nature of the market Quatech competes in places a heavy emphasis on the ability of Quatech to service and support the customer along with the reliability of the product’s design and manufacturing. Engineering activities consist of the design and development of new products and the redesign of existing products to keep current with changes in the industry and products offered by the Company’s competitors. The Company also designs and develops new products for specific customers and such activities are often conducted in partnership with our customers.
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

Backlog
As of December 31, 2009 Quatech had backlog orders which management believed to be firm commitments of approximately $540,000. As of December 31, 2008 Quatech had backlog orders which management believed to be firm commitments of approximately $300,000. All of these orders pending as of December 31, 2009 are expected to ship in calendar year 2010. Backlog as of any particular date is not necessarily indicative of Quatech’s future sales trends.
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
Personnel
As of December 31, 2009, Quatech employed 19 full time employees, 16 of which are located at Quatech’s facility in Hudson, Ohio, 3 of which are located in Southern California. Of the 19 full-time employees, 3 were in general and administration, 6 were in sales, marketing and customer support, 6 were in engineering, research and development, and 4 were in operations and manufacturing. The Company occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and no employees are represented by a union.
ITEM 1A: RISK FACTORS
Cautionary Statements
Investors should carefully consider the risks described below and all other information in the Form 10-K. The risk and uncertainties described below are not the only one facing the Company. Additional risks and uncertainties not presently known to the Company may also impair the Company’s business and operations.
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

Potential Future Insufficiency of Capital and Financial Resources
Our financial statements have been prepared on a going concern basis. The report of our Independent Registered Public Accounting Firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph noting that certain conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to achieve positive cash flows, including the acquisition of a product line and reduction and management of our operating costs. Our current senior credit facility will mature and become payable in July of 2010, and we will be required to refinance this credit facility. We may require additional financing to meet our ongoing obligations through the end of the year ending December 31, 2010. Our continued ability to obtain financing when needed may be unavailable if and when needed. If we obtain additional financing, the terms and conditions of the financing could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital include but are not limited to additional costs and expenses, including higher interest rates and the acceleration of maturity dates on other debt financing. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.
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
Credit Risks and Dependence on Major Customers
We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Estimated credit losses are provided for in the financial statements. Our inability to collect receivables from any larger customer could have a material adverse effect on our business, financial condition, and results of operations.
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
The wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, and discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

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
Variability of Gross Margin
Gross profit as a percentage of sales was 41% for the year ended December 31, 2009 as compared to 43% for the year ended December 31, 2008. In the first quarter of 2009, we sold our manufacturing capability to one of our contract manufacturers. This resulted in lower fixed costs but may negatively impact future gross margins due to higher variable costs. Any change in the gross margins can typically be attributed to the mix of products, average selling prices, revenue levels, the use of outside contract manufacturers, and increases to our fixed cost structure. As we market our products, the product mix may change over time and result in changes in the gross margin.

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
Additional Capital Funding May Impair Value of Investment
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
Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. At December 31, 2009, we have reserved a total of 12,304,000 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being “in-the-money,” the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant’s exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2: PROPERTIES
Quatech’s principal place of business is located at 5675 Hudson Industrial Parkway, Hudson, Ohio 44236 where the company leases approximately 17,100 square feet of combined office, warehousing and product assembly space. Quatech has leased the space through April 2014. Quatech has sublet 4,911 square feet of manufacturing space in this facility to one of its contract manufacturers. The sublease is on an open end basis.
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
ITEM 4: (REMOVED AND RESERVED)

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the Over The Counter Bulletin Board under the symbol “DPAC.OB.” The following table sets forth the high and low closing sale prices on the Nasdaq Small Cap Market as reported by The Nasdaq Stock Market.

	High	Low

Fiscal Year ended December 31, 2008:
Quarter Ended
March 31, 2008	$0.05	$0.01
June 30, 2008	$0.05	$0.03
September 30, 2008	$0.06	$0.03
December 31, 2008	$0.05	$0.01

Fiscal Year ended December 31, 2009:
Quarter Ended
March 31, 2009	$0.03	$0.01
June 30, 2009	$0.04	$0.01
September 30, 2009	$0.03	$0.01
December 31, 2009	$0.04	$0.01
Holders
There were approximately 196 shareholders of record as of March 22, 2010. Development Capital Ventures, LP, holds approximately 59% of the common shares outstanding at March 22, 2010.
Dividends
We have not paid dividends on our common stock in either of the past two fiscal years. We do not expect to pay any dividends on our common stock in the foreseeable future. There are currently contractual arrangements in our loan agreements and other restrictions that preclude our ability to pay dividends.
ITEM 6: SELECTED FINANCIAL DATA
Not applicable

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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
Revenue Recognition
The majority of our revenue is derived from the sales of products. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post-delivery obligations other than warranty. Revenue is recognized from the sale of products at the point of passage of title, which is at the time of shipment to customers, including OEMs, distributors and other strategic end user customers. Revenue recognition is deferred in all instances when the earnings process is incomplete, such as sales to certain customers that may have certain rights of return and price protection provisions. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in our distribution channel at the end of each reporting period which has not sold-through is deferred. Quatech also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period.
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

Property, Plant and Equipment
The Company periodically reviews the recoverability of its long-lived assets. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.
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
Goodwill and Intangibles
We review the recoverability of the carrying value of goodwill and intangibles on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill or intangibles has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to its carrying value. In estimating the fair value of the entire Company, the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. The valuation analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. The first step of the goodwill impairment test consists of comparing the carrying value of the reporting unit to its fair value. If the fair value of the entire Company is determined to be less than the carrying value of goodwill, we would be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss for our goodwill. Recording an impairment charge for goodwill could have a material adverse impact on our operating results for the period in which such charge was recorded. As of December 31, 2009, based on the Company’s most recent analysis, there was no impairment of goodwill.
Deferred Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. During the years ended December 31, 2009 and 2008, the Company recorded a full valuation allowance associated with its net deferred tax assets.

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
Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $11,861,000 expires through 2029; however, as a result of the merger between Quatech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $419,790 for 2009 and $229,170 for 2008. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
On January 1, 2007, the Company adopted the provision of ASC 740, “Income Taxes”. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. There were no adjustments to the financial statements as a result of the adoption of ASC 740. It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.
Recently Issued Accounting Standards
In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.
Effective July 1, 2009, the Company adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The Company is currently evaluating the impact of adopting this guidance on its financial statements.
In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently evaluating the impact of adopting this guidance on its financial statements.
In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company’s financial statements.
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
Results of Operations
The following table summarized DPAC’s results of operations as a percentage of net sales for the two years ended December 31, 2009 and 2008:

	2009		2008		Change
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Net sales	$6,807,418	100%	$9,156,889	100%	$(2,349,471)	-26%
Cost of goods sold	4,008,510	59%	5,252,895	57%	(1,244,385)	-24%
Gross profit	2,798,908	41%	3,903,994	43%	(1,105,086)	-28%
Sales and marketing expenses	824,659	12%	1,163,757	13%	(339,098)	-29%
Research and development	775,106	11%	835,863	9%	(60,757)	-7%
General and administrative expenses	1,247,519	18%	1,530,999	17%	(283,480)	-19%
Amortization of intangible assets	509,185	7%	490,020	5%	19,165	4%
Restructuring costs	12,097	0%	—	0%	12,097
Total operating expenses	3,368,566	49%	4,020,639	44%	(652,073)	-16%
Loss from operations	(569,658)	-8%	(116,645)	-1%	(453,013)	388%
Interest expense	579,553	9%	694,909	8%	(115,356)	-17%
Fair value adjustment for warrant liability	(15,800)	0%	(12,900)	0%	(2,900)	22%
Loss before income taxes	(1,133,411)	-17%	(798,654)	-9%	(334,757)	42%
Income tax provision	—	0%	—	0%	—
Net loss	$(1,133,411)	-17%	$(798,654)	-9%	(334,757)	42%

Preferred stock dividends	210,939	3%	174,027	2%	36,912	21%
Net loss attributable to commons shareholders	$(1,344,350)	-20%	$(972,681)	-11%	$(371,669)	38%
Net Sales
Net sales for the year ended December 31, 2009 of $6,807,000 decreased by $2,349,000 or 26% compared to net sales for the year ended December 31, 2008. Net sales related to the Company’s Device Connectivity products decreased $1,439,000 or 26%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, decreased by $910,000, or 25% from the year ended December 31, 2008. The decrease in revenues for both product lines is primarily due to the global economic decline and a general decrease in IT infrastructure spending across the industries to which we sell, which impacted the majority of our customer base beginning in the second half of 2008 and continued through 2009.

Gross Profit
Gross profit decreased by $1,105,000 or 28% to $2,799,000 in 2009 from $3,904,000 in 2008 due to the decrease in net sales. Gross profit as a percentage of sales decreased to 41% in 2009 from 43% in 2008. The decrease in gross profit percentage is due to fixed operating expenses spread over a lower revenue base as fixed expenses represented a larger percentage of cost of goods sold as a result of the lower revenue figures.
Sales and Marketing
Sales and marketing expenses of $825,000 decreased by $339,000 or by 29% from $1,164,000 in 2008. The decrease is due primarily to a decrease in salaries and related expenses of $130,000, a decrease in advertising, Internet search engine costs and trade show and travel expenses of $169,000, and a decrease in commissions of $33,000.
Research and Development
Research and development expenses of $775,000 in 2009 decreased by $61,000, or 7%, as compared to 2008. The decrease is due to a decrease in personnel and consulting costs incurred, including benefits and travel related costs, of $192,000. These reductions were partially offset by incurred software developments costs of $29,000 being capitalized in 2009 versus $162,000 of incurred costs capitalized in 2008. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expense
General and administrative expenses incurred for 2009 of $1,248,000 decreased by $283,000 or 19% from the prior year. The decrease was due primarily to decreases in salaries and benefits of $108,000, facilities and depreciation expenses of $56,000, bad debt expense of $25,000, director fees of $21,000, legal and accounting fees of $37,000 and a general decrease in most expense line items.
Amortization Expense
Amortization expense is for the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years of $490,000, and an additional $19,000 of expense in 2009 for the amortization of internally developed software being capitalized over 5 years.
Interest Expense
The Company incurred interest and financing costs of $580,000 in 2009 as compared to $695,000 incurred in 2008. Interest expense in 2008 included the payment and write-off of deferred financing fees in the amount of $50,000 due to the termination of a financing placement agreement. The following non-cash charges are included in interest expense during 2009: accretion of success fees of $46,000, amortization of deferred financing costs of $50,000, and amortization of the discount for warrants of $13,000. The following non-cash charges are included in interest expense during 2008: accretion of success fees of $46,000, amortization of deferred financing costs of $58,000, and amortization of the discount for warrants of $12,000.

Fair Value Adjustment of Put Warrant Liability.
For 2009, the Company recorded a net gain of $15,800 related to the adjustment of the liability for the put warrant compared to a net gain of $12,900 for 2008. The Company is required to adjust the put warrant liability to its fair value through earnings at the end of each reporting period. At December 31, 2009, based on the Company’s common stock average share price of $0.015, the Company calculated the fair value of the put warrants to be $100,300. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. A full valuation allowance was recorded against the Company’s related deferred tax assets for 2009 and 2008. The Company recorded no income tax provision for 2009 or 2008.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company incurred a net loss of $1.1 Million for 2009 and ended the year with a cash balance of $18,000 and a deficit in working capital of $1.3 million. The Company incurred a net loss of $799,000 for 2008 and ended the year with a cash balance of $9,000 and a deficit in working capital of $805,000.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During 2009, non-cash operating expenses included depreciation and amortization of $595,000, non-cash compensation for stock options of $119,000, and non-cash interest expense of $108,000. For the year ended December 31, 2008, non-cash expenses included depreciation and amortization of $603,000, non-cash interest expense of $116,000, and non-cash compensation expense for stock options of $74,000.
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
In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with the then current economic conditions and a downturn in the Company’s revenue levels. These reductions resulted in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company consummated an agreement with one of its contract manufacturers and sold certain equipment and inventory, sublet a portion of its facility to the manufacturer, and will further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash.

In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount by 3 individuals and implementing a salary reduction program for all employees of 10%. These measures are expected to result in annual operating costs reductions of approximately $400,000.
On September 30, 2009, the Company acquired the SocketSerial product line in a non-cash transaction for the Company. Management believes that margins generated from future revenues of this product line will help enable the Company to achieve a cash flow break even from operations.
Net cash used in operating activities for 2009 was $4,000 compared to $573,000 used in 2008. The net loss of $1,133,000 incurred in 2009 was partially offset by non-cash items totaling $831,000, including depreciation and amortization of $595,000, non-cash compensation expense of $119,000, and accretion of success fees and amortization of deferred financing costs totaling $108,000. Cash was used to fund an increase in accounts receivable of $214,000 and prepaid assets of $33,000, pay down other accrued liabilities by $70,000 and accrued restructuring costs by $42,000. An increase in accounts payable of $616,000 contributed to cash. 2008 consisted of the net loss of $799,000, offset by net non-cash sources of cash totaling $856,000, which included: depreciation and amortization of $603,000, non-cash compensation expense of $74,000, provisions for bad debt and obsolete inventory totaling $76,000, amortization of deferred financing costs of $58,000, and the accretion of discount and success fees on debt of $57,000. Additionally, net cash was used for the decrease in accounts payable of $895,000, other accrued liabilities of $137,000 and the payment of restructuring charges of $278,000, and partially offset by the decrease in accounts receivable of $734,000.
Net cash provided by investing activities of $124,000 for 2009 consisted of cash received from the sale of assets of $190,000 and partially offset by property additions of $37,000 and capitalized developed software of $29,000. Net cash used in investing activities in 2008 consisted of increases to capitalized developed software of $162,000 and property additions of $61,000.
Net cash used in financing activities for 2009 was $122,000 as compared to $548,000 provided during 2008. Cash used in the current year consisted of principal repayments on the Ohio Development loan of $104,000, principal repayments on subordinated debt of $20,000, and financing costs incurred of $20,000, partially offset by proceeds from the issuance of preferred stock of $35,000. Cash provided in the prior year consisted of proceeds from the issuance of preferred stock of $2.1 million and proceeds from new subordinated term debt of $1.5 million. These amounts were partially offset by the principal pay-off of the previously existing subordinated term debt of $2.0 million, net repayments under revolving credit facilities of $557,000, pay-off of bank term debt of $113,000, principal payments on the Ohio Development loan of $125,000, and deferred financing costs incurred of $158,000.
The Company operates at leased premises in Hudson, Ohio which are adequate for the Company’s needs for the near term.
The Company does not expect acquiring more than $100,000 in capital equipment during fiscal year 2010.
As of December 31, 2009, we were not in compliance with our bank financial covenants. Defaults were waived by the bank by agreement reached on March 30, 2010, as previously reported.

The report of the independent registered public accounting firm included an explanatory paragraph regarding certain conditions that raise substantial doubt about our ability to continue as a going concern. These conditions include the inherent uncertainty in refinancing our bank line of credit, which matures on July 31, 2010 as well as continuing operating losses and declines in our working capital balances. Our ability to continue as a going concern is dependent upon our ability to establish positive cash flows from operations and to refinance or extend our line of credit. We believe that the steps we have taken, including the acquisition of a product line and the reduction of our operating expenses as described above will enable us to achieve positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first quarter of 2010, resulting in a 75% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $945,000 at the beginning of the second quarter of 2010. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity will have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we can return to revenue growth and attain positive cash flow from operations, we anticipate requirements for cash will include funding of higher receivable and inventory balances.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:
Operating Lease Obligations
As of December 31, 2009, we have operating leases for our facilities with future minimum payments of $680,000 extending through March 31, 2014.
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
Inflation
Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for either of the two years ended December 31, 2009.

ITEM7A: QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto commencing at page F-l.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal year ending December 31, 2009 covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary delay by the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The following table sets forth certain information regarding our directors as of December 31, 2009:

Name	Since	Age	Positions
Samuel W. Tishler	2000	72	Chairman of the Board of Directors
Steven D. Runkel	2006	48	President, Chief Executive Officer, and Director
Don Murfin	2009	66	Director
Dennis R. Leibel	2006	65	Director
William Roberts	2006	55	Director
Mark Chapman	2006	48	Director
James Bole	2006	47	Director
Position with Company (in addition to Director) and Principal Occupations during the Past Five Years
Samuel W. Tishler, Chairman of our Board of Directors, is an independent consultant, retired in 2003 as vice president for Corporate Development for Acterna Corporation, a manufacturer of telecommunications test equipment, and is an experienced strategic planning and venture investment professional. He was a vice president of Arthur D. Little Enterprises, Inc. from 1977 to 1986 and a founder of Arthur D. Little Ventures. He also was a vice president of Raytheon Ventures from 1987 to 1994, and in that capacity was responsible for its venture capital portfolio. Mr. Tishler has also served on many of the Boards of venture-backed companies, including Viewlogic Systems and Kloss Video Corporation.
Mr. Tishler’s broad strategic planning background includes the early development of technology concepts from planning to development and execution. This strategic background and experience with smaller companies allow him to provide significant leadership to the Board of Directors and the Company, as a smaller reporting company.
Steven D. Runkel is our Chief Executive Officer (CEO) and President, and has served in that role since February, 2006. From July, 2000 until February, 2006 he was Quatech, Inc.’s CEO and President. Quatech, Inc. and DPAC merged in February of 2006. From May of 1999 until July 2000, he was a Sr. Practice Director for Oracle Corporation with a focus on Customer Relationship Management (CRM) system implementations. From April 1995 to April 1999 he served in a number of executive management positions for Innovative Systems Inc., a CRM software and services company. These positions included President and Chief Operating Officer from June 1997 to April 1999. Prior to joining Innovative Systems, Mr. Runkel held leadership positions at Formtek, Inc. and Harris Corporation. Mr. Runkel has a BS from Pennsylvania State University.

The company believes that Mr. Runkel’s background in customer relationship management is critical to DPAC’s core business strategy of service and support to its customers.
Donald L. Murfin joined the DPAC Board of Directors in September 2009. Previously, Mr. Murfin had been a Director of Quatech from July 2000 until August 2005. Mr. Murfin is a founding General Partner of DCC Growth Fund, LP and Development Capital Ventures, LP, a small business investment company licensed by the U.S. Small Business Administration. Prior to those organizations, Mr. Murfin was a founding General Partner of Chemicals & Materials Enterprise Associates, LP, a venture capital limited partnership affiliated with New Enterprise Associates. From 1965 through 1988, Mr. Murfin was employed by The Lubrizol Corporation in various research and management positions including Vice President of the corporation and President of Lubrizol Enterprises, Inc., the corporation’s venture capital subsidiary. Mr. Murfin holds a BS in Organic Chemistry from The University of Iowa, attended the graduate school of chemistry at The University of Akron, and attended business school at Garfield College.
Mr. Murfin’s background in finance is considered a significant benefit to the Company.
Dennis R. Leibel has served as a Director of the Company since February 2006 and chairs the Audit Committee. Mr. Leibel is a private investor and a retired financial and legal executive. Mr. Leibel also serves on the Board of Directors of Microsemi Corporation, where he is Chairman, and was formerly a member of the Board of Directors or Commerce Energy Group, Inc. until 2008. Mr. Leibel holds a B.S. degree in accounting, a Juris Doctor degree and an L.L.M. degree.
Mr. Leibel’s experience both in financial matters and as a practicing attorney are significant benefits to DPAC as a smaller reporting company.
William Roberts is a 30 year veteran in retailing. He currently is Chairman, Belk Northern Division, a division of Belk Inc. Belk is a $4 billion private retail chain based out of Charlotte, NC. Prior to Belk, Mr. Roberts has held various merchandising positions with May Department Stores and Macy’s.
Mr. Roberts experience in the retailing and merchandising fields benefit the company insofar as its core business (as described above) primarily relates to establishing strong relationships with its customers.
Mark Chapman is an independent wireless consultant. Most recently, he was Senior Vice President and General Manager at Comarco Inc (NASDAQ: CMRO), and President of Ascom Inc , a division of Ascom (ASCN.SW), a Swiss provider of wireless network test equipment which acquired Comarco’s WTS division in Jan 2009. Prior roles included acting Vice President of Business Development for WiSpry, a venture funded fabless semiconductor company targeting broadband and wireless communications as well as various consulting assignments. From 2001 to 2003, Mr. Chapman served as President and CEO of Ditrans Corp, a developer of Digital Transceiver products. Mr. Chapman’s prior experience also includes various management, sales and marketing positions at Rockwell Semiconductor (now Conexant) where he had responsibility for various modem products and later wireless data products. Mr. Chapman received a BSEE with first class honors from Robert Gordon’s University, Aberdeen, Scotland.
Mr. Chapman’s technical background and wide ranging experience in industries similar to DPAC’s represent knowledge, skills and experience that are highly beneficial to the company.

James Bole is President and CEO of Almaden Systems LLC, a private information technology consultancy. Prior to founding Almaden Systems, Jim served as Vice President of Products and Services at RNA Networks, and previous to that Vice President of SOA Solutions at Software AG, a German global enterprise software company. Mr. Bole has more than 25 years of entrepreneurial software development and technical management experience in both startups and Fortune 100 companies. From 2001 to September 2006, Mr. Bole was Vice President of Products and Professional Services at Infravio, a venture capital-backed software startup acquired by Software AG/webMethods. Prior to joining Infravio, Mr. Bole held executive positions at Lockheed Martin (NYSE: LMT), Formtek (acquired by Lockheed Martin), and WorkExchange Technologies. Mr. Bole holds a BS in Applied Mathematics/Computer Science from Carnegie Mellon University.
Mr. Bole’s technical background and management experience, both with large enterprises and smaller companies, are highly valuable to the company as a smaller reporting company.
Executive Officers
The following information is provided with respect to DPAC’s current executive officers. Information for Mr. Steven D. Runkel is provided under the heading “Directors” above.
DPAC’s executive officers and their ages as of December 31, 2009 are as follows:

Name	Age	Positions

Stephen J. Vukadinovich	61	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.
Board of Director Meetings and Committees
During the year ended December 31, 2009, the board of Directors held 6 meetings. All members of the Board of directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.
During the year ended December 31, 2009, each Board of Directors member attended at least 75% of the meetings of the board of Directors and at least 75% of the meetings of the committees on which he served.
We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.
The Audit Committee meets periodically with the company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. As of the end of 2009 the Audit Committee was composed of Mr. Leibel, Mr. Tishler and Mr. Chapman, all of whom are independent directors. Mr. Leibel is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee operates under a formal charter that governs its duties and conduct.

The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. There are currently two members of the Compensation Committee, Mr. Roberts and Mr. Bole. The compensation committee does not operate under a charter.
The Board of Directors does not maintain a standing nominating committee. The board believes that given its small relative size and familiarity with the company, the costs associated with maintaining such an additional committee are outweighed and that the board and the company would not benefit materially by expending board time and resources with such a formal process. In connection with the resignation by Mr. Creighton K. Early and his replacement by Mr. Murfin, the board believes that the informal process of selecting and evaluating Mr. Murfin was appropriate given the size of the company and the board. The Board does not have a specific policy as to diversity of the Board. However, with respect to diversity in its deliberations, the Board considers the extent to which potential candidates possess sufficiently beneficial skill sets and characteristics that would contribute to the Board’s overall effectiveness.
Board Leadership Structure. Mr. Tischler serves as our Chairman of the Board of Directors. Mr. Runkel has served as our CEO since the acquisition of Quatech by the company in 2006. The Board believes that the company benefits from having a non-employee chairperson, which affords management greater time resources with which to focus on the core business of the company. The Board does not currently have a designated lead independent director. The Board believes that the appointment of a designated lead independent director is not necessary at this time because of the Company’s small size and because the independent directors play an active role in Board matters.
Board Role in Risk Oversight. The Board administers its risk oversight function directly and through the Audit Committee. The Board and the Audit Committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps taken to monitor and control those risks.
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
Based solely upon a review of the copies of such forms furnished to us, we believe that during 2009 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except with respect to an initial filing on Form 3 for Mr. Murfin and a late Form 4 by Development Capital Ventures, LP, our largest stockholder.
Code of Ethics for Financial Professionals
Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon written request. Request can be made by mail or fax to:
DPAC Technologies Corp.
5675 Hudson Industrial Park
Hudson, Ohio 44236
Fax: 330-655-9020

ITEM 11: EXECUTIVE COMPENSATION
The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the year ended December 31, 2009 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the year ended December 31, 2009:
Summary Compensation Table

							Change in Pension
						Non-Equity	Value and
						Incentive Plan	Nonqualified
						Compen-	Deferred Compen-	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	sation	sation Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven D. Runkel	2009	190,700	0	0	0	0	0	9,000	199,700
Chief Executive Officer (1)	2008	250,000	20,000	0	39,836	0	0	27,908	337,744

Stephen J. Vukadinovich	2009	140,000	0	0	0	0	0	6,000	150,000
Chief Financial Officer (2)	2008	145,000	5,500	0	8,963	0	0	6,000	165,463

(1)
Mr. Runkel’s base salary was voluntarily reduced in July 2009 from $200,000 to $180,000. Mr. Runkel’s 2008 salary includes $23,000 in payments which were voluntary deferred from 2007 because of the Company’s cash flow restraints. Mr. Runkel’s other compensation for 2009 consisted of a vehicle allowance and for 2008 consisted of a vehicle allowance and apartment rental costs. Because Mr. Runkel did not live in Hudson, OH until January 2009, the Company maintained an apartment in Hudson, OH for Mr. Runkel until that time. Additionally, Mr. Runkel, who serves as a director of the Company, does not receive compensation for such service as a director.

(2)	Mr. Vukadinovich’s base salary was reduced in July 2009 from $145,000 to $131,000 due to the Company’s cash flow constraints. Mr. Vukadinovich’s other compensation consisted of a vehicle allowance.

Option Grants
During 2009, excluding non-employee Directors, the Company issued no stock options to employees or officers.
The following tables contain information concerning the stock option grants to the Company’s Named Executive Officers for the year ended December 31, 2009.
Option Grants in Last Fiscal Year

% of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date

Steven D. Runkel Chief Executive Officer	—	N/A	N/A	N/A
Stephen J. Vukadinovich Chief Financial Officer	—	N/A	N/A	N/A
Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
			Option Awards					Equity Incentive	Equity Incentive
			Equity Incentive					Plan Awards:	Plan Awards:
	Number of	Number of	Plan Awards:					Number of	Market or Payout
	Securities	Securities	Number of			Number of	Market Value	Unearned	Value of Unearned
	Underlying	Underlying	Securities			Shares or	of Shares or	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Underlying	Option		Units of Stock	Units of Stock	Other Rights	Other Rights
	Options	Options	Unexercised	Exercise	Option	That Have	That Have	That Have	That Have
	(#)	(#)	Unearned Options	Price	Expiration	Not Vested	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Steven D. Runkel	697,874		0	$0.02	02/28/2011	0	0	0	0
	697,874			$0.03	02/28/2012
	697,874			$0.06	02/28/2014
	500,000	500,000		$0.10	04/11/2017
	250,000	750,000		$0.04	04/01/2018

Stephen J.	40,000		0	$5.63	05/08/2010	0	0	0	0
Vukadinovich	7,500			$2.56	11/22/2010
	7,500			$1.91	12/29/2010
	8,000			$1.50	03/22/2011
	12,000			$1.78	06/01/2011
	4,000			$1.97	10/22/2011
	5,000			$2.12	12/03/2011
	12,000			$1.71	07/25/2012
	35,000			$0.94	04/10/2013
	100,000			$0.38	11/04/2014
	120,000			$0.16	02/28/2016
	112,500	112,500		$0.10	04/11/2017
	56,250	168,750		$0.04	04/01/2018

Employment Agreements
The Company had a written employment agreement with Mr. Runkel that specified a base salary of $250,000 per year, an auto allowance of $750 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Runkel’s employment for any reason other than for “cause” or if Mr. Runkel terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Runkel will be entitled to a severance equal to the continuation of his base salary and auto allowance for twelve months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Runkel, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement with Mr. Runkel expired on March 31, 2009. The Compensation Committee is currently considering a new employment contract for Mr. Runkel, the terms of which are expected to be similar to those in his expired agreement.
Notwithstanding the salary that as specified by Mr. Runkel’s employment agreement, on July 18, 2008 he voluntarily agreed to a reduction in his total base salary from $250,000 annually to $200,000 annually. Additionally, the Company would pay to Mr. Runkel a quarterly bonus based on the achievement by the Company of certain quarterly performance targets (measured by reference to the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). Mr. Runkel would receive a bonus (in cash) of $6,250 for quarterly Company EBITDA of $250,000; $12,500 for EBITDA of $375,000 and $25,000 for EBITDA of $500,000. Additionally, in July 2009, Mr. Runkel voluntarily agreed to a further reduction in his total base salary from $200,000 to $180,000.
The Company had a written employment agreement with Mr. Vukadinovich that specified a base salary of $146,000 per year, an auto allowance of $500 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Vukadinovich’s employment for any reason other than for “cause” or if Mr. Vukadinovich terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Vukadinovich will be entitled to a severance equal to the continuation of his base salary and auto allowance for six months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Vukadinovich, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement with Mr. Vukadinovich expired on March 31, 2009. The Compensation Committee is currently considering a new employment contract for Mr. Vukadinovich, the terms of which are expected to be similar to those in his expired agreement.
Notwithstanding the salary that as specified by Mr. Vukadinovich’s employment agreement, in July 2009, he voluntarily agreed to a reduction in his total base salary from $146,000 annually to $131,000 annually.

Compensation of Directors
The following table sets forth the compensation of the Board for the 2009 fiscal year:

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
Name	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
(1)	($)	($)	($)(2)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Samuel W. Tishler	0	0	6,333	0	0	0	6,333
Steven D. Runkel	0	0	0	0	0	0	0
Creighton K. Early	0	0	6,667	0	0	0	6,667
Dennis R. Leibel	0	0	9,000	0	0	0	9,000
William Roberts	0	0	6,333	0	0	0	6,333
Mark Chapman	0	0	6,333	0	0	0	6,333
James Bole	0	0	6,333	0	0	0	6,333
Don Murfin	0	0	0	0	0	0	0

(1)
Mr. Runkel’s compensation is included in the Executive Compensation summary table. Mr. Runkel does not receive any compensation related to being a director of the Company. Mr. Early resigned from the Board effective November 18, 2009 and was replaced by Mr. Murfin effective the same date.

(2)	The Company recognized $41,000 of non-cash compensation expense in its consolidated financial statements related to stock option grants issued to directors for 2009.
Prior to 2009, the Company paid its non-employee directors a cash retainer of $2,000 per quarter. The Chair of the Audit Committee and the Chair of the Compensation Committee are each paid an additional $1,000 and $500 per quarter, respectively. In addition to such retainers, non-employee directors receive fees of $1,500 for each Board meeting attended. In addition, non-employee directors receive fees of $500 for each Audit Committee or Compensation Committee meeting attended. The Board members are reimbursed their out-of-pocket expenses for attending Board and committee meetings. For 2009, the Directors agreed to forgo all cash payments and receive compensation in the form of additional stock option grants. The Compensation Committee is currently taking under consideration future Director compensation.
Each non-employee director is granted annually an option to purchase up to 50,000 shares of the Company’s Common Stock at the fair market value of such shares at the time of such grant. Such option grants have a 10 year life and are immediately exercisable and fully vested at the time of grant. The annual stock options are granted on the first business day of each fiscal year. For the year ended December 31, 2009, options to purchase 50,000 shares, plus additional shares in lieu of cash compensation, of common stock were granted to each of the following directors in the total amount of shares per director as indicated: Mr. Early — 333,333 shares, Mr. Roberts — 316,667 shares, Mr. Tishler — 316,667 shares, Mr. Chapman — 316,667 shares, Mr. Bole — 316,667 shares, and Mr. Leibel — 450,000 shares. All options granted had an exercise price of $0.03 per share.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables sets forth certain information as of January 31, 2010, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

	Amount and Nature of		Percentage of
Name of Beneficial Owner (and Address of Each 5% Beneficial Owner)	Beneficial Ownership		Class (1)

Development Capital Ventures, LP	132,535,665	(2)	74.9%
7500 Iron Bar Lane, Suite 209 Fort Mill, SC 29708-6908

The HillStreet Fund, L.P.	5,443,457	(3)	4.7%
300 Main Street, Suite 1C Cincinnati, Ohio 45202

Current directors, director nominees, and executive officers:
Steven Runkel	4,425,638	(4)	3.9%
William Roberts	12,360,429	(5)	10.9%
James Bole	3,171,239	(6)	2.8%
Mark Chapman	466,667	(7)	*
Dennis Leibel	600,000	(7)	*
Samuel Tishler	727,667	(8)	*
Don Murfin	—		*
Stephen Vukadinovich	519,750	(7)	*

All executive officers and directors as a group (eight)	22,271,390		18.3%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of a warrant or option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes the equivalent of 67,647,059 common shares for the potential conversion of 28,750 shares of Class A Preferred Shares.

(3)	Consists of 5,443,457 shares subject to warrants that are exercisable within 60 days.

(4)	Includes 2,843,622 shares subject to options that are exercisable within 60 days.

(5)	Includes 466,667 shares subject to options that are exercisable within 60 days and 1,764,706 shares for the potential conversion of 750 shares of Class A Preferred Shares.

(6)	Includes 466,667 shares subject to options that are exercisable within 60 days and 1,176,471 shares for the potential conversion of 500 shares of Class A Preferred Shares.

(7)	Consists only of shares subject to options that are exercisable within 60 days.

(8)	Includes 726,667 shares subject to options that are exercisable within 60 days.

*	Represents less than 1% of the outstanding shares.

Equity Compensation Plan Information

No. of Shares of
Common Stock
Remaining Available
for future Issuance
	Number of Shares of		under the Equity
	Common Stock to be	Weighted-Average	Compensation Plans
	Issued upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options	Outstanding Options	reflected in column 1)

Equity Compensation Plans Approved by Shareholders	14,550,936	$0.42	16,512,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	14,550,936	$0.42	16,512,000

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As previously reported in the company’s current report on Form 8-K (filed with the SEC on October 6, 2009) in connection with the acquisition of the SocketSerial assets reported therein, our majority stockholder Development Capital Ventures, LP (“DCV”) facilitated the purchase of such assets through the purchase of shares of our Series A Preferred Stock for an approximate dollar value of $500,000. Mr. Don Murfin, a director of DPAC, is also a shareholder, director and officer of DCV’s sole general partner.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Maloney + Novotny LLC (formerly Hausser + Taylor LLC) (“Maloney + Novotny”) served as the company’s independent auditor for the years ended December 31, 2009 and 2008. The following is a summary of the fees billed to the Company by Maloney + Novotny for professional services rendered during the years ended December 31, 2009 and 2008:

Fee Catgegory	2009	2008
Audit Fees	$92,300	$91,340
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	4,055	—

Total Fees	$96,355	$91,340

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

10.13
Credit Agreement, between WR Acquisition, Inc., as Borrower, and National City Bank, as Lender, dated as of July 28, 2000 (the “National City Credit Agreement”) incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K, as filed March 6, 2006.

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

10.34
Equipment Purchase Agreement dated as of December 30, 2008 between the Registrant and Tetrad Electronics, Inc., which is incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.35
Asset Purchase Agreement By and Among Socket Mobile, Inc., Development Capital Ventures, L.P. and Quatech Inc., made as of the close of business on September 30, 2009, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed October 6, 2009.

10.36
Supply and Licensing Agreement between Quatech, Inc. and Socket Mobile, Inc., effective as of September 30, 2009, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed October 6, 2009.

10.37
First Amendment to Credit Agreement dated January 31, 2009 among the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.38
Revolving Credit Promissory Note dated January 31, 2009 among the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.39
Second Amendment to Credit Agreement, by and among DPAC Technologies Corp., Quatech, Inc. and Fifth Third Bank, dated as of March 30, 2010, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed April 5, 2010.

10.40
Amended and Restated Revolving Note made by DPAC Technologies Corp. and Quatech, Inc. in favor of Fifth Third Bank, dated as of March 30, 2010, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed April 5, 2010.

10.41
Letter Agreement among DPAC Technologies Corp. and Development Capital Ventures, LP dated September 30, 2009, which is incorporated by reference to Exhibit 7 to Development Capital Ventures, LP’s Schedule 13D, Amendment No. 2 with respect to the Registrant.

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

Date: April 15, 2010	DPAC TECHNOLOGIES CORP.
	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
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

/s/ Samuel W. Tishler	April 15, 2010
Samuel W. Tishler
Chairman of the Board

/s/ Steven D. Runkel	April 15, 2010
Steven D. Runkel
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ William Roberts	April 15, 2010
William Roberts, Director

/s/ Don Murfin	April 15, 2010
Don Murfin

/s/ Mark Chapman	April 15, 2010
Mark Chapman, Director

/s/ Dennis R. Leibel	April 15, 2010
Dennis R. Leibel, Director

/s/ Jim Bole	April 15, 2010
Jim Bole, Director

/s/ Stephen J. Vukadinovich	April 15, 2010
Stephen J. Vukadinovich
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

DPAC TECHNOLOGIES CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

DPAC TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DPAC Technologies Corp.
Hudson, Ohio
We have audited the accompanying consolidated balance sheets of DPAC Technologies Corp. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DPAC Technologies Corp. and subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
MALONEY + NOVOTNY LLC
Cleveland, Ohio
April 14, 2010

DPAC Technologies Corp.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,532	$9,157
Accounts receivable, net	1,124,598	886,489
Inventories	1,076,739	1,365,947
Prepaid expenses and other current assets	73,914	41,121

Total current assets	2,292,783	2,302,714

PROPERTY, Net	745,756	466,992

FINANCING COSTS, Net	101,911	132,079
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLES	6,405,503	6,405,503
AMORTIZABLE INTANGIBLE ASSETS, Net	621,684	1,061,704
OTHER ASSETS	18,817	18,048

TOTAL	$10,186,454	$10,387,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,425,243	$1,425,000
Current portion of long-term debt	230,000	125,000
Current portion of capital lease obligations	—	9,140
Accounts payable	1,513,568	971,104
Accrued restructuring costs — current	—	42,366
Put warrant liability	100,300	116,100
Other accrued liabilities	367,144	419,400

Total current liabilities	3,636,255	3,108,110

LONG-TERM LIABILITIES:

Capital lease obligation, less current portion	—	11,409
Ohio Development loan, less current portion	2,106,724	2,040,262
Subordinated debt, less current portion	1,160,649	1,397,893

Total long-term liabilities	3,267,373	3,449,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 stated value; 30,000 shares authorized; 30,000 and 21,250 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,499,203	2,014,203
Common stock, no par value - 120,000,000 shares authorized; 109,414,896 and 98,006,343 shares issued and outstanding at December 31, 2009 and 2008, respectively	5,687,232	5,376,609
Preferred stock dividends distributable in common stock; 3,571,429 and 4,041,633 common shares at December 31, 2009and 2008, respectively	50,000	47,813
Accumulated deficit	(4,953,609)	(3,609,259)

Total stockholders’ equity	3,282,826	3,829,366

TOTAL	$10,186,454	$10,387,040

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

NET SALES	$6,807,418	$9,156,889

COST OF GOODS SOLD	4,008,510	5,252,895

GROSS PROFIT	2,798,908	3,903,994

OPERATING EXPENSES
Sales and marketing	824,659	1,163,757
Research and development	775,106	835,863
General and administrative	1,247,519	1,530,999
Amortization of intangible assets	509,185	490,020
Restructuring costs	12,097	—

Total operating expenses	3,368,566	4,020,639

LOSS FROM OPERATIONS	(569,658)	(116,645)

OTHER (INCOME) EXPENSES:
Interest expense	579,553	694,909
Fair value adjustment for put warrant liability	(15,800)	(12,900)

Total other expenses	563,753	682,009

LOSS BEFORE INCOME TAXES	(1,133,411)	(798,654)

INCOME TAX PROVISION	—	—

NET LOSS	(1,133,411)	(798,654)

PREFERRED STOCK DIVIDENDS	210,939	174,027

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,344,350)	$(972,681)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	104,367,000	94,893,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

					Preferred stock
					dividends
	Preferred Stock		Common Stock		distributable in	Accumulated
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Total

BALANCE AT DECEMBER 31, 2007	—	$—	92,890,836	$5,062,528	$—	$(2,636,578)	$2,425,950
ISSUANCE OF PREFERRED STOCK	21,250	2,014,203	—	—	—	—	2,014,203
PREFERRED STOCK DIVIDENDS PAID OR DISTRIBUTABLE IN COMMON STOCK	—	—	3,755,887	126,214	47,813	(174,027)	—
COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS	—	—	—	74,067	—	—	74,067
FAIR VALUE OF CANAL WARRANT	—	—	—	63,800	—	—	63,800
PREFERRED STOCK FEES PAID IN COMMON STOCK	—	—	1,250,000	50,000	—	—	50,000
EXERCISE OF COMMON STOCK WARRANTS	—	—	109,620	—	—	—	—
NET LOSS	—	—	—	—	—	(798,654)	(798,654)

BALANCE AT DECEMBER 31, 2008	21,250	2,014,203	98,006,343	5,376,609	47,813	(3,609,259)	3,829,366
ISSUANCE OF PREFERRED STOCK	8,750	485,000					485,000
PREFERRED STOCK DIVIDENDS PAID OR DISTRIBUTABLE IN COMMON STOCK			11,408,553	191,252	2,187	(210,939)	(17,500)
COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS				119,371			119,371
NET LOSS	—	—	—	—	—	(1,133,411)	(1,133,411)

BALANCE AT DECEMBER 31, 2009	30,000	$2,499,203	109,414,896	$5,687,232	$50,000	$(4,953,609)	$3,282,826

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,133,411)	$(798,654)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594,997	603,383
Provision for bad debts	(23,773)	25,000
Provision for obsolete inventory	48,000	51,000
Accretion of discount and success fees on debt	58,385	57,322
Amortization of deferred financing costs	50,068	57,768
Fair value adjustment of liability for warrants	(15,800)	(12,900)
Non-cash compensation expense	119,371	74,067

Changes in operating assets and liabilities:
Accounts receivable	(214,336)	734,051
Inventories	41,208	(79,356)
Prepaid expenses and other assets	(33,079)	25,772
Accounts payable	616,464	(894,948)
Accrued restructuring charges	(42,366)	(278,314)
Other accrued liabilities	(69,756)	(136,728)

Net cash used in operating activities	(4,028)	(572,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from sales of assets	190,901	—
Property additions	(37,140)	(61,464)
Developed software	(29,282)	(162,375)

Net cash provided by (used in) investing activities:	124,479	(223,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) under revolving credit facility	243	(557,000)
Repayments on bank term loan	—	(112,699)
Repayments on Ohio Development loan	(104,167)	(125,000)
Proceeds from Subordinated Debt	—	1,450,000
Repayments of Subordinated Debt	(20,000)	(2,000,000)
Financing costs incurred	(19,900)	(158,180)
Principal payments on capital lease obligations	(3,252)	(12,980)
Net proceeds from issuance of preferred stock	35,000	2,064,203

Net cash provided by (used in) financing activities	(112,076)	548,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,375	(248,032)

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	9,157	257,189

CASH and CASH EQUIVALENTS, END OF PERIOD	$17,532	$9,157

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$463,397	$543,624

Income taxes paid	$—	$5,755

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock fees and dividends paid in common stock	$143,149	$224,027

Issuance of preferred stock for acquisition of SocketSerial assets	$450,000	$—

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
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include continued operating losses, declines in working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matures on July 31, 2010. Our ability to continue as a going concern is dependent upon our ability to establish positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The Company’s continued ability to obtain financing may be unavailable if and when needed. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some historical amounts have been reclassified to be consistent with the current financial presentation.
Liquidity
The Company ended 2009 with a cash balance of $17,000 and a deficit in working capital of $1,343,000 and ended 2008 with a cash balance of $9,000 and a deficit in working capital of $805,000. This compares to a cash balance of $257,000 and a deficit in working capital of $3,745,000 at the end of 2007. The Company has taken the following actions to reduce expense and increase capital. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. In October 2008, the Company secured additional Senior Subordinated Debt financing of $250,000. In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company entered into an agreement with one of its contract manufactures to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 13 for more information). This transaction provided $150,000 in cash and is expected to improve the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information), and management believes that margins generated from future revenues of this product line will help enable the Company to achieve a cash flow break even from operations.

Although the Company reported a loss of $1,133,000 for 2009, a significant portion of our operating expenses are non-cash, including depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000. Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first quarter of 2010, resulting in a 75% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $945,000 at the beginning of the second quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. At December 31, 2009 we had remaining net availability under our line of credit of approximately $131,000. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.
Merger
On April 28, 2005, DPAC entered into a merger agreement, as amended, with Quatech for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Quatech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction is considered a “reverse merger” under which Quatech is considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of Quatech are reflected in the results of the combined company (the “Company”) prior to the merger date. The results of operations are those of Quatech and DPAC combined after the merger date. All intercompany transactions and balances have been eliminated in consolidation.
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
Management estimates an allowance for doubtful accounts, which was $26,674, and $50,447 as of December 31, 2009 and 2008, respectively. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company incurred $1,000 and $25,000 of bad debt expense for the years ended December 31, 2009 and 2008, respectively. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2009 and 2008 totaled $24,773 and $0, respectively.
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
Capitalized Developed Software
Certain software development costs are capitalized after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. The Company capitalized software development costs of $29,282 and $162,375 for the years ended December 31, 2009 and 2008, respectively.

Financing Costs
Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest method. Amortization expense totaled approximately $50,000 and $58,000 for the years ended December 31, 2009 and 2008, respectively.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value. The Company utilizes the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. Management estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. The Company utilized methods that focused on its ability to produce income (“Income Approach”) and the estimated consideration it would receive if there were a sale of the Company (“Market Approach”). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company’s market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation were based on trends of historical performance and management’s estimate of future performance; cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital determined to be appropriate for the Company. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill and other intangibles exceed the difference between the fair value of the Company and the fair value of all other assets and liabilities. At December 31, 2009, there was no impairment of goodwill and other intangibles based on the Company’s most recent analysis.
Intangible assets with indefinite lives at December 31, 2009 and 2008 are comprised of goodwill of $3,822,503 and the Quatech trade name and customer list of $2,583,000.
Amortizable Intangible Assets
Net amortizable intangible assets at December 31, 2009 and 2008 of $621,684 and $1,061,704, respectively, consists of developed technology and customer related intangibles acquired in the DPAC — Quatech merger on February 28, 2006. The fair value was determined to be $2,450,094 at the acquisition date and is being amortized over its estimated life of 5 years, with accumulated amortization of $1,878,310 and $1,388,390 at December 31, 2009 and 2008. Additionally, the 2009 balance includes $50,000 for the fair value of the customer list acquired on September 30, 2009 with the SocketSerial product line. Amortization expense for 2009 and 2008 was $490,020 per year and is expected to remain approximately $490,000 annually until the intangible assets are fully amortized. The SocketSerial customer list has an expected life of 5 years and will begin to be amortized in January 2010.

Revenue Recognition
Revenue on sales to customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in our distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue net of related cost of revenue is classified as an other current liability on the Company’s balance sheet.
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
Advertising Costs
The cost of advertising is charged to expense as incurred. Advertising expense for the years ended December 31, 2009 and 2008 totaled approximately $64,000 and $179,000, respectively.
Shipping and Handling Costs
The costs of shipping and handling billed to customers in sale transactions are recorded as revenue. Costs incurred for shipping and handling to customers are reported in cost of good sold. Total shipping and handling costs incurred to ship goods to customers were approximately $68,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, which are derived primarily from distributors, original equipment manufacturers, and end customers.
The Company maintains its cash balances primarily in one financial institution which is insured under the Federal Deposit Insurance Corporation. The Company had no uninsured cash balances at December 31, 2009.
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

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. During the years ended December 31, 2009 and 2008, the Company recorded a full valuation allowance associated with its net deferred tax assets.
As of December 31, 2009, the Company’s income tax years from 2006 and thereafter remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.
Net Income (Loss) per Share
Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.
The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2009	2008

Shares used in computing basic net income (loss) per share	104,367,000	94,893,000

Dilutive effect of stock options and warrants (1)(2)	—	—

Shares used in computing diluted net income (loss) per share	104,367,000	94,893,000

(1)
For the 2009 and 2008 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 8,181,000 and 7,749,000 shares of Common Stock in 2009 and 2008, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

(2)
Also excluded from both the 2009 and 2008 periods computations are the potential of approximately 71 million and 50 million common shares that would have been issued upon the conversion of the total number of shares of Preferred Stock outstanding at each date, respectively, at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at December 31, 2009 and 2008 was 109,414,896 and 98,006,343, respectively.
Preferred Stock
At December 31, 2009 the Company had outstanding 30,000 shares of convertible, voting, cumulative, 9% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. If the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange on December 31, 2009, effective beginning January 1, 2010 dividends shall accrue and be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior the dividend payment date. All dividends paid through December 31, 2009, have been paid with the issuance of common shares. During the year ended December 31, 2009, the Company issued 11,408,553 common shares in payment of dividends of $191,252. At December 31, 2009, the Company had accrued dividends of $67,500, of which $50,000 is distributable in common stock, equating to 3,571,429 common shares issuable, and $17,500 of which is accrued to be paid in cash.

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
Fair Value of Financial Instruments
The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to the relatively short period of time to maturity.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability:

December 31, 2009	$100,300	—	$100,300	—

December 31, 2008	$116,100	—	$116,100	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized gains of $15,800 and $12,900 for the years ended December 31, 2009 and 2008, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied by the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of December 31, 2009 or 2008. There was no change in the valuation technique used by the Company since the last reporting period.
Comprehensive Income
The Company had no items of other comprehensive income for 2009 and 2008.
Recently Issued Accounting Standards
In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.
Effective July 1, 2009, the Company adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.
In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently evaluating the impact of adopting this guidance on its financial statements.
In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company’s financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year’s presentation.
NOTE 2 — PRODUCT LINE ACQUISITION
On September 30, 2009, in a non-cash transaction for the Company, the Company acquired from Socket Mobile, Inc. (“Socket”) the SocketSerial product line and all assets of Socket which pertain to Socket’s serial card business (the “Business”), including the tangible personal property and assets of Socket related to the Business; rights to any contract, purchase order, license or other agreement to the ownership, manufacture and distribution of the assets; certain rights to the intellectual property and proprietary rights related to or useful in connection with the Business and customer lists; the SocketSerial brand name and the SocketSerial website. The products in the SocketSerial product line consist of a CompactFlash serial card, a PC serial card, a PC dual serial card, and a PC quad serial card, all with fixed and removable cable models. Also included are a USB to Serial Adapter, USB to Ethernet Adapter and a license to sell the Cordless Serial Adapter. Quatech intends to continue to manufacture and distribute the SocketSerial product line and assumed existing customer support responsibilities. The transaction was completed with the assistance of Development Capital Ventures, LP (“DCV”), the Company’s majority shareholder. DCV initially purchased the Assets from Socket and immediately transferred the Assets to the Company in exchange for 8,750 shares of the Company’s Series A Preferred Stock.
The Assets were acquired for a purchase price of $500,000, of which $450,000 was payable at closing, and a contingent $50,000 payment will be payable upon the attainment by Quatech of $250,000 in quarterly sales revenue from the sale of SocketSerial products in any quarter through the quarter ending December 31, 2010. The purchase price was allocated as follows:

Equipment	$10,000
Developed software	390,000
Customer list	50,000

Total	$450,000

The acquired Assets were not placed fully into service until December 31, 2009 and will begin being depreciated in January 2010 under their respective lives, estimated to be 5 years, on a straight line basis.
NOTE 3 — INVENTORIES
At December 31, 2009 and 2008, inventories are comprised of the following:

	2009	2008
Raw materials and sub-assemblies	$811,600	$878,669
Finished goods	547,816	671,955
Less: reserve for excess and obsolete inventory	(282,677)	(184,677)

	$1,076,739	$1,365,947

Purchases of finished assemblies from two major vendors represented 43% and 23% of the total inventory purchased in 2009 and purchases from three major vendors represented 29%, 12%, and 10% of inventory purchased in 2008. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — PROPERTY
At December 31, 2009 and 2008, property consisted of the following:

	2009	2008
Leasehold improvements	$103,714	$103,714
Machinery and equipment	328,197	519,288
Computer software and equipment	611,462	609,792
Office furniture and equipment	79,602	79,602
Internally developed software	191,657	162,375
Developed embedded software	390,000	—

	1,704,632	1,474,771
Less: Accumulated depreciation	(958,876)	(1,007,779)

Net property	$745,756	$466,992

Depreciation expense totaled approximately $86,000 and $113,000 for the years ended December 31, 2009 and 2008, respectively.
The Company had $0 and $46,919 of equipment purchased under Capital Leases included in Machinery and equipment at December 31, 2009 and 2008, respectively.

NOTE 5 — INCOME TAXES
The income tax benefit consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Current:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred:
Federal	(375,602)	(205,047)
State	(44,188)	(24,123)

Total deferred	(419,790)	(229,170)
Change in valuation allowance	419,790	229,170

Deferred income tax provision — net	—	—

Total income tax provision	$—	$—

At December 31, 2009 and 2008, net deferred tax balances consisted of the following:

	2009	2008
Deferred tax assets
Accounts receivable	$10,136	$19,170
Accrued expenses	40,911	44,572
Inventory	115,853	77,729
Intangibles	646,507	554,036
General business credits	135,562	146,099
Nonqualified stock options	62,606	17,245
Stock warrants	38,114	44,118
Net operating loss caryforward	4,507,300	4,136,009

	5,556,989	5,038,978
Valuation allowance	(4,460,376)	(4,040,586)

Deferred tax assets, net	1,096,613	998,392

Deferred tax liabilities
Property, plant and equipment	(33,743)	(11,176)
Intangibles	(1,062,870)	(987,216)

Deferred tax liabilities, net	(1,096,613)	(998,392)

Deferred taxes, net	$—	$—

Amounts included in balance sheets:
Current deferred tax assets	$—	$—
Long-germ deferred tax liability	—	—

Deferred taxes, net	$—	$—

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $11,861,000 expires through 2029; however, as a result of the merger between Quatech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $419,790 for 2009 and $229,170 for 2008. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The 2009 and 2008 valuation allowances were calculated using an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
A reconciliation of the Company’s effective tax rate compared to the federal statutory rate is as follows:

	2009	2008
Federal statutory rate	(34)%	(34)%
State taxes	0	0
Valuation allowance	34	31
Other	0	3

	0%	0%

NOTE 6 — DEBT
At December 31, 2009 and 2008, outstanding debt consisted of the following:

	2009	2008

Revolving credit facility	$1,425,243	$1,425,000

Long term debt:
Ohio Development Loan:
Principal balance	$1,933,279	$2,037,445
Accrued participation fee	173,445	127,817

	2,106,724	2,165,262

Less: current portion	—	(125,000)

Net long-term portion	2,106,724	2,040,262

Subordinated debt:
Principal balance	$1,430,000	$1,450,000
Accrued success fee	—	—
Less: Unamortized discount for stock warrants	(39,351)	(52,107)

	1,390,649	1,397,893
Less: current portion	(230,000)	—

Net long-term portion	$1,160,649	$1,397,893

Total Current Portion of Long-term Debt	$230,000	$125,000

Total Net Long-term Debt	$3,267,373	$3,438,155

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
Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum $2,000,000 working capital line of credit through December 31, 2009, and $1,500,000 thereafter. At December 31, 2009, the facility had a floating interest rate at the 30 day LIBOR (.24% at December 31, 2009) plus 6.5%. On March 30, 2010, the Company entered into a Second Amendment to Credit Agreement, effective as of January 31, 2010, extending the maturity date to July 31, 2010, and modifying the interest rate to the Bank’s Revolver LIBOR Rate, plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. The Company must pay to the Bank an extension fee of $25,000 at maturity (subject to reduction if all amounts owed to the Bank are repaid prior to the maturity date). Additionally, the Company paid to the Bank $7,500 in fees. The Bank waived certain events of default occurring under the Credit Agreement, including covenant non-compliance. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at December 31, 2009 the Company had availability to draw up to a maximum of approximately $1,556,000, leaving net availability of $131,000. For 2009, the average debt balance on the line of credit was $1,409,000 and the weighted average interest rate was 6.5%, with the interest rate ranging from 4.75% to 7.0%. The line of credit contains certain financial covenants that the Company was in not in compliance with at December 31, 2009. As previously reported, defaults were waived by the Bank in an agreement dated March 30, 2010. The Credit Facility is secured by substantially all of the assets of the Company and expires on July 31, 2010.

Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. In November 2009, the Company and the Director of Development of the State of Ohio came to an agreement of understanding to modify the repayment schedule and extend the maturity date. Per the agreement of understanding, the Company is required to make only monthly interest payments from November 2009 through December 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due January 31, 2013. At maturity, Quatech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan. Documentation pertaining to finalizing the agreement of understanding between the Company and the Director of Development of the State of Ohio was not complete at the time of this filing.
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
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal of $250,000, which was due and payable on February 15, 2009. In March 2010, the Company and Canal came to agreement, effective November 1, 2009, that Quatech would be obligated to make monthly principal payments of $20,000 plus interest through March 31, 2010 and beginning April 1, 2010, monthly principal payments of $25,000 plus interest until the additional financing loan is paid in full. The agreement also increases the interest on the additional financing from 13% to 16% per annum.
The warrants associated with the Canal debt have a 10 year life and are exercisable at any time. The subordinated note has been discounted by the fair value of the detachable warrants, with a corresponding contribution to capital. The discount, calculated to be $63,800 at time of issuance, is being amortized as additional interest expense and accretes the note to face value at maturity. The Company determined the fair value of the warrant by using the Black-Scholes pricing model and calculating 3% of fully diluted shares at time of issuance, including a potential 50 million common shares for the conversion of the outstanding Series A preferred stock, which equated to approximately 4.9 million shares and using the closing stock price on the date of the transaction of $0.014 per share.

The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. No success fee was accrued at December 31, 2009 based on the formula calculation.
In connection with the Amendment for additional financing, Canal is entitled to increase the multiplier in the success fee, as described above, from 5.5% to 6.0%.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company was obligated to issue 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized gains of $15,800 and $12,900 for the years ended December 31, 2009 and 2008, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, excluding the put warrant liability, maturing as of December 31st in future years is $230,000 in 2010, $125,000 in 2011, $125,000 in 2012, and $3,017,000 in 2013.
Interest expense incurred of $580,000 for the year ended December 31, 2009 included the following non-cash charges: accretion of success fees of $46,000, amortization of deferred financing costs of $50,000, and amortization of the discount for warrants of $13,000.
Interest expense incurred of $695,000 for the year ended December 31, 2008 included the following non-cash charges: accretion of success fees of $46,000, amortization of deferred financing costs of $58,000, and amortization of the discount for warrants of $12,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and operation facilities in Hudson, Ohio under an operating lease arrangement that expires on March 31, 2014. The minimum annual rentals under this lease are being charged to expense on a straight line basis over the lease term. Deferred rents were $13,500 as of December 31, 2009 and $21,150 as of December 31, 2008. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under operating leases. The Company had no capital leases as of December 31, 2009.The following table summarizes the future minimum payments under the Company’s operating leases at December 31, 2009:

Fiscal Year Ending	Operating

2010	$160,000
2011	160,000
2012	160,000
2013	160,000
2014	40,000

Total minimum lease payments	$680,000

Rent expense under operating leases was approximately $122,000 and $199,000 for the years ended December 31, 2009 and 2008, respectively. Rent expense of $122,000 for 2009 is net of rental receipts of $59,000 as the Company has sublet a portion of its facility in Hudson, OH to one of its contract manufacturers.
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
NOTE 8 — RESTRUCTURING COSTS
As a result of the merger on February 28, 2006, Quatech assumed accrued restructuring costs of approximately $1,119,000, which consisted primarily of accrued severance costs for prior employees of DPAC. During 2006, the Company incurred approximately $78,000 in restructuring costs which consisted of severance costs for the termination of an employee of Quatech. Additionally, in 2009 the Company incurred $12,097 of restructuring costs related to severance expenses.
A summary of the activity that affected the Company’s accrued restructuring costs for the years ended December 31, 2009 and 2008 is as follows:

Balance — December 31, 2007	$320,680
Amounts expensed	—
Amounts paid	(278,314)

Balance — December 31, 2008	$42,366
Amounts expensed	12,097
Amounts paid	(54,463)

Balance — December 31, 2009	$—

NOTE 9 — STOCK OPTION PLANS
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially called for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan of 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At December 31, 2009, 16,512,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.

During the years ended December 31, 2009 and 2008, the Company recognized compensation expense for stock options of $119,371 and $74,067. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at December 31, 2009 was $129,000, which is expected to be recognized over a weighted-average period of 1.1 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2009	2008

Expected life	6.5 years	6.5 years
Volatility	297%	195%
Interest rate	2.0%	2.6%
Dividends	None	None
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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the year ended December 31, 2009 and 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregrate
	Number of	Exercise	Contractural	Intrinsic
	Shares	Price	Life	Value

Outstanding — December 31, 2007	10,545,001	$0.86

Granted (weighted-average fair value of $0.04)	3,250,000	$0.04
Exercised	—	$0.00
Canceled	(912,876)	$0.95

Outstanding — December 31, 2008	12,882,125	$0.86

Granted (weighted-average fair value of $0.03)	2,050,001	$0.03
Exercised	—	$0.00
Canceled	(381,190)	$1.04

Outstanding — December 31, 2009	14,550,936	$0.42	5.9 Years	$—

Exercisable — December 31, 2009	11,175,936	$0.53	4.8 Years	$—

No options were exercised in 2009 and 2008.

The outstanding and exercisable options at December 31, 2009 presented by price range are as follows:

		Options Outstanding			Options Exercisable
			Weighted-	Wgt. Avg.		Weighted-
			Average	Remaining		Average
Range of		Number	Exerciese	Contractual	Number	Exercise
Exercise Prices		Outstanding	Price	Life	Exercisable	Price
$0.01	$0.49	12,471,636	$0.07	6.55	9,096,636	$0.08
$0.50	$1.49	950,000	$1.03	3.68	950,000	$1.03
$1.50	$2.49	564,300	$1.74	1.61	564,300	$1.74
$2.50	$7.56	565,000	$5.82	0.65	565,000	$5.82

		14,550,936	$0.42	5.94	11,175,936	$0.53

NOTE 10 — CONCENTRATION OF CUSTOMERS
One customer accounted for 11% of net sales for 2009 and no single customer accounted for more than 10% of net sales in 2008. The same customer accounted for 13% of accounts receivable at December 31, 2009.
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
The Company had export sales that accounted for 23% and 26% of total net sales in 2009 and 2008, respectively. Export sales were primarily to Western European countries, Canada, Brazil, and Singapore. Foreign sales are made in U.S dollars. All long-lived assets are located in the United States.
NOTE 12 — EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan covering substantially all employees. The Company matches 25% of employee deferral contributions up to 6% of eligible wages, as defined. The Company contributed matching contributions of approximately $15,000 and $23,000 in the years ended December 31, 2009 and 2008, respectively.
NOTE 13 — SALE OF MANUFACTURING CAPABILITY
The Company entered into an Equipment Purchase Agreement (the “Agreement”) that was consummated in January 2009 with one of its contract manufacturers (“Manufacturer”) and sold certain of its manufacturing equipment (consisting of manufacturing equipment, fixtures, tools, shelving and tables) for a sale price of $74,000. The Manufacturer also assumed the obligations of Quatech under a certain capital lease with a remaining balance of approximately $21,000 at December 31, 2008. Also pursuant to the Agreement, Quatech sold certain inventory valued at a sum of $150,000. Quatech and Manufacturer have agreed that Manufacturer will purchase additional active inventory thereafter from Quatech under terms and conditions to be determined. Also pursuant to the Agreement, the Company sublet to Manufacturer 4,911 square feet of space at the Company’s manufacturing facility located in Hudson, OH. Additionally, The Company has agreed to utilize Manufacturer as its manufacturer of all products and parts for existing products of the Company (other than under the Company’s Airborne wireless product line) for a period of 24 months under terms and conditions to be determined by the parties. A negligible loss was recorded with regard to the transaction as the assets were sold at the Company’s approximate net carrying value of the assets.