Form 10-Q
period 2010-03-31
DPAC TECHNOLOGIES CORP
filed 2010-05-14
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of April 26, 2010 was 109,414,896.

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
Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,149	$17,532
Accounts receivable, net	1,166,039	1,124,598
Inventories	949,445	1,076,739
Prepaid expenses and other current assets	127,671	73,914

Total current assets	2,331,304	2,292,783

PROPERTY, Net	716,810	745,756

FINANCING COSTS, Net	92,760	101,911
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLE ASSETS	6,405,503	6,405,503
OTHER INTANGIBLE ASSETS, Net	499,179	621,684
OTHER ASSETS	18,817	18,817

TOTAL	$10,064,373	$10,186,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,425,243
Short term note	35,060	—
Current portion of long-term debt	257,085	230,000
Current portion of capital lease obligations
Accounts payable	1,120,956	1,513,568
Put warrant liability	100,300	100,300
Other accrued liabilities	638,997	367,144

Total current liabilities	3,652,398	3,636,255

LONG-TERM LIABILITIES:
Ohio Development loan, less current portion	2,058,954	2,106,724
Subordinated debt, less current portion	1,163,838	1,160,649

Total long-term liabilities	3,222,792	3,267,373

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 stated value; 30,000 shares authorized; 30,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,499,203	2,499,203
Common stock, no par value; 120,000,000 shares authorized; 109,414,896 shares outstanding at March 31, 2010 and December 31, 2009	5,706,909	5,687,232
Preferred stock dividends distributable in common stock; 7,169,811 and 3,571,429 common shares at March 31, 2010 and December 31, 2009, respectively	145,000	50,000
Accumulated deficit	(5,161,929)	(4,953,609)

Total stockholders’ equity	3,189,183	3,282,826

TOTAL	$10,064,373	$10,186,454

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:
	March 31,	March 31,
	2010	2009

NET SALES	$1,769,020	$1,992,429

COST OF GOODS SOLD	927,027	1,094,750

GROSS PROFIT	841,993	897,679

OPERATING EXPENSES
Sales and marketing	175,431	253,174
Research and development	187,727	205,139
General and administrative	289,876	402,127
Amortization expense	132,087	122,505

Total operating expenses	785,121	982,945

INCOME (LOSS) INCOME FROM OPERATIONS	56,872	(85,266)

OTHER EXPENSES:
Interest expense	152,692	138,338

LOSS BEFORE INCOME TAX PROVISION	(95,820)	(223,604)

INCOME TAX PROVISION	—	—

NET LOSS	$(95,820)	$(223,604)

PREFERRED STOCK DIVIDENDS	112,500	47,813

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(208,320)	$(271,417)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	109,415,000	100,701,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,820)	$(223,604)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	170,681	144,825
Loss on the sale of assets	—	484
Provision for obsolete inventory	12,000	12,000
Accretion of discount and success fees on debt	7,504	14,596
Amortization of deferred financing costs	9,151	13,899
Adjustment to put warrant liability	—	—
Non-cash compensation expense	19,677	60,702

Changes in operating assets and liabilities:
Accounts receivable	(41,441)	(9,396)
Inventories	115,294	3,812
Prepaid expenses and other assets	(53,757)	(120,302)
Accounts payable	(392,612)	185,005
Accrued restructuring charges	—	(37,959)
Other accrued liabilities	271,853	(62,862)

Net cash provided by (used in) operating activities	22,530	(18,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,230)	(9,342)
Net cash from sale of assets	—	150,000
Capitalized developed software	—	(29,282)

Net cash provided by (used in) investing activities:	(19,230)	111,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facility	74,757	(15,000)
Net borrowing under short term notes	35,060	67,549
Repayments on Ohio Development loan	—	(31,250)
Repayment of Subordinated Debt	(25,000)	—
Financing costs incurred	—	(17,500)
Principal payments on capital lease	—	(2,152)
Dividends paid	(17,500)	—

Net cash provided by financing activities	67,317	1,647

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,617	94,223

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	17,532	9,157

CASH & CASH EQUIVALENTS, END OF PERIOD	$88,149	$103,380

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$96,246	$110,135

Preferred stock fees and dividends paid in common stock	$95,000	$47,813

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
Liquidity
At March 31, 2010, the Company had a cash balance of $88,000 and a deficit in working capital of $1,321,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009 and with a cash balance of $9,000 and a deficit in working capital of $805,000 at December 31, 2008. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first quarter of 2010, the Company reported a net loss of $96,000, which included the following non-cash operating expenses: depreciation and amortization of $171,000, non-cash compensation for stock options of $20,000, and non-cash interest expense of $17,000. For 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. In October 2008, the Company secured additional Senior Subordinated Debt financing of $250,000. In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and is expected to improve the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information), and management believes that margins generated from future revenues of this product line will help enable the Company to achieve a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first quarter of 2010, resulting in a 75% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $945,000 at the beginning of the second quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

Merger
On April 28, 2005, DPAC entered into a merger agreement, as amended, with Quatech for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Quatech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction is considered a “reverse merger” under which Quatech is considered the acquirer of DPAC. All intercompany transactions and balances have been eliminated in consolidation.
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Some historical amounts have been reclassified to be consistent with the current financial presentation.
For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2009 which were filed on Form 10-K on April 15, 2010.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at March 31, 2010 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$100,300	—	$100,300	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for either of the three month periods ended March 31, 2010 and 2009 related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of March 31, 2010. There was no change in the valuation technique used by the Company since the last reporting period.
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements. The new disclosure provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2010-06 during the three-month period ended March 31, 2010 did not have an impact on its consolidated financial statements.
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

The acquired Assets were placed into service effective December 31, 2009 and began being depreciated in January 2010 under their respective lives, estimated to be 5 years, on a straight line basis.
NOTE 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials and sub-assemblies	$519,879	$547,816
Finished goods	704,751	811,600
Less: reserve for excess and obsolete inventories	(275,185)	(282,677)

Total net inventories	$949,445	$1,076,739

Purchases of finished assemblies and components from four major vendors represented 36%, 24%, 12% and 12% of the total inventory purchased in the three months ended March 31, 2010, and three vendors accounted for 37%, 18% and 14% for the three month period ended March 31, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — Property
Property consists of the following:

	March 31,	December 31,
	2010	2009
Leasehold improvements	$103,714	$103,714
Machinery and equipment	336,427	328,197
Computer software and equipment	622,462	611,462
Office funiture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,723,862	1,704,632
Less: Accumulated depreciation and amortization	(1,007,052)	(958,876)

Net property	$716,810	$745,756

NOTE 5 — Debt
At March 31, 2010 and December 31, 2009, outstanding debt is comprised of the following:

	March 31, 2010	December 31, 2009

Revolving credit facility	$1,500,000	$1,425,243

Long term debt:
Ohio Development Loan:
Principal balance	$1,933,279	$1,933,279
Accrued participation fee	177,760	173,445

	2,111,039	2,106,724
Less: current portion	(52,085)	—

Net long-term portion	2,058,954	2,106,724

Subordinated debt:
Principal balance	$1,405,000	$1,430,000
Accrued success fee	—	—
Less: Unamortized discount for stock warrants	(36,162)	(39,351)

	1,368,838	1,390,649
Less: current portion	(205,000)	(230,000)

Net long-term portion	$1,163,838	$1,160,649

Total Current Portion of Long-term Debt	$257,085	$230,000

Total Net Long-term Debt	$3,222,792	$3,267,373

Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum $1,5000,000 working capital line of credit. At March 31, 2010, the facility had a floating interest rate at the Bank’s Revolver LIBOR Rate (0.25%), plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. On March 30, 2010, the Company entered into a Second Amendment to Credit Agreement, effective as of January 31, 2010, extending the maturity date to July 31, 2010 and under which the Company must pay to the Bank an extension fee of $25,000 at maturity (subject to reduction if all amounts owed to the Bank are repaid prior to the maturity date). Additionally, the Company paid to the Bank $7,500 in fees. The Bank waived certain events of default occurring under the Credit Agreement, including covenant non-compliance. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at March 31, 2010 the Company had availability to draw up to the maximum of the line of $1,500,000. As previously reported, previous covenant defaults were waived by the Bank in an agreement dated March 30, 2010. The Credit Facility is secured by substantially all of the assets of the Company and expires on July 31, 2010.
Short Term Note
The short term note is with a financial institution and was funded for $39,700 to finance insurance premiums. The note bears interest at 10.85% per annum and calls for 9 monthly payments of $4,609, beginning in April 2010.
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

In November 2009, the Company and the Director of Development of the State of Ohio came to an agreement of understanding to modify the repayment schedule and extend the maturity date. Per the agreement of understanding, the Company is required to make only monthly interest payments from November 2009 through October 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due January 31, 2013. At maturity, Quatech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan. Documentation pertaining to finalizing the agreement of understanding between the Company and the Director of Development of the State of Ohio was not complete at the time of this filing.
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
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for either of the three month periods ended March 31, 2010 and 2009 related to the change in value of the put warrant liability. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate amounts of combined long term debt, exclusive of the put warrant liability and the unamortized discount for stock warrants, maturing as of March 31st in future years is $257,085 in 2011, $125,000 in 2012, and $3,097,792 in 2013.
NOTE 6 — Concentration of Customers
No single customer accounted for more than 10% of net sales for the three months ended March 31, 2010 and one customer accounted for 21% of net sales for the three months ended March 31, 2009. Accounts receivable from one customer accounted for 15% of net accounts receivable at March 31, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
NOTE 7 — Net Income (Loss) Per Share
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	March 31,
	2010	2009
Shares used in computing basic net income per share	109,415,000	100,701,000
Dilutive effect of stock options and warrants(1)(2)	—	—

Shares used in computing diluted net income per share	109,415,000	100,701,000

(1)
Potential common shares of 8,522,000 and 7,550,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2010 and 2009, respectively, as the effect would be anti-dilutive. Also excluded are 7,170,000 and 3,571,000 common shares distributable in payment of preferred stock dividends for the three month periods ended March 31, 2010 and 2009, respectively.

(2)
Also excluded from both the March 31, 2010 and 2009 computations are the potential of approximately 71 million and 50 million common shares, respectively, that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at April 26,2010 was 109,414,896.
At March 31, 2010 the Company had outstanding 30,000 shares of convertible, voting, cumulative, 9% Series A preferred stock. Through December 31, 2009, dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Effective January 1, 2010, dividends accrue and are payable quarterly in arrears at the annual rate of 15% given that the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. At March 31, 2010, the Company has accrued dividends distributable in common stock of $145,000, which equates to approximately 7,170,000 common shares issuable, and $35,000 of accrued dividends payable in cash.
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

NOTE 8 — Stock Options
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan of 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At March 31, 2010, approximately 16,803,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices equal to the closing stock price on the date of grant and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the three-month periods ended March 31, 2010 and 2009, the Company recognized compensation expense for stock options of $19,677 and $60,702 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at March 31, 2010 was $107,000, which is expected to be recognized over a weighted-average period of 1.0 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Three
	Months Ended March 31,
	2010 (1)	2009
Expected life	N/A	6.5 Years
Volatility	N/A	297%
Interest rate	N/A	2.0%
Dividend yield	N/A	None

(1)	No options were granted during the three months ended March 31, 2010.
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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2010:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2009	14,550,936	$0.42
Granted	—	—
Exercised	—	—
Canceled	(290,000)	$7.28

Outstanding — March 31, 2010	14,260,936	$0.28	5.8 Years	$—

Exercisable — March 31, 2010	10,885,936	$0.35	5.3 Years	$—

NOTE 9 — Segment Information
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
The Company had export sales of 29% and 17% of net sales for the three months ended March 31, 2010 and 2009, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
NOTE 10 — Income Taxes
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
NOTE 11 — Sale of Manufacturing Capability
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
NOTE 12 — Commitments and Contingencies
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
Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation and / or higher costs associated with adjusting the liability for warrants to their fair value through earnings at each reporting period.
These risks should be read in connection with the detailed risks associated with DPAC and Quatech set forth under the caption “Risk Factors” contained in the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

Results of Operations and Financial Condition
Three Months Ended March 31, 2010 and 2009
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	March 31, 2010		March 31, 2009		Change
	Results	% of Sales	Results	% of Sales	Dollars	%
NET SALES	$1,769,020	100%	$1,992,429	100%	$(223,409)	-11%
COST OF GOODS SOLD	927,027	52%	1,094,750	55%	(167,723)	-15%

GROSS PROFIT	841,993	48%	897,679	45%	(55,686)	-6%
OPERATING EXPENSES
Sales and marketing	175,431	10%	253,174	13%	(77,743)	-31%
Research and development	187,727	11%	205,139	10%	(17,412)	-8%
General and administrative	289,876	16%	402,127	20%	(112,251)	-28%
Amortization of intangible assets	132,087	7%	122,505	6%	9,582	8%

Total operating expenses	785,121	44%	982,945	49%	(197,824)	-20%

INCOME (LOSS) FROM OPERATIONS	56,872	3%	(85,266)	-4%	142,138	-167%

INTEREST EXPENSE	152,692	9%	138,338	7%	14,354	10%

LOSS BEFORE INCOME TAX PROVISION	(95,820)	-5%	(223,604)	-11%	127,784	-57%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(95,820)	-5%	$(223,604)	-11%	$127,784	-57%

PREFERRED STOCK DIVIDENDS	112,500	6%	47,813	2%	64,687	135%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(208,320)	-12%	$(271,417)	-14%	$63,097	-23%

Net Sales. Net sales of $1.8 million for the quarter ended March 31, 2010 decreased by $223,000 or 11% as compared to the prior year first quarter net sales. Net sales related to the Company’s Device Connectivity products decreased by $351,000, or 26% from the quarter ended March 31, 2009, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $128,000, or 21% from the prior year period. The decrease in revenues for the Device Connectivity product line is primarily due to a general decrease in IT infrastructure spending across the industries to which we sell.
Gross Profit. Gross profit in absolute dollars decreased by $56,000 or 6% as a result of the decrease in net sales. Gross profit as a percentage of net sales increased to 48% from 45% due primarily to a change in product mix resulting in lower variable costs (direct material) as a percentage of net sales. Additionally, fixed manufacturing costs incurred in the first quarter of 2010 decreased due to the change in our manufacturing model of moving to an outsourced model and sourcing completed products from third party contract manufacturers. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2010 of $175,000 decreased by $78,000 or 31% from the prior year first quarter, due primarily to a decrease in salary and benefits of $60,000 and in advertising and related expenses of $14,000.
Research and Development Expenses. Research and development expenses of $188,000 for the first quarter of 2010 decreased by $17,000 or 8% as compared to the first quarter of 2009. The reduction was the result of a decrease in total costs incurred of $46,000 during the first quarter of 2010 offset by $29,000 of personnel cost incurred in the first quarter of 2009 capitalized for software development. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses of $290,000 incurred for the first quarter of 2010 decreased by $112,000 or 28% from the prior year period. The decrease is due to a decrease in audit fees of $42,000, non-cash compensation expense of $41,000, and personnel costs of $29,000. A larger portion of the total cost of the audit for the current year period will be recognized in the second quarter as compared to the prior year as a result of the timing of the audit engagement in the current year period.
Amortization of Intangible Assets. $122,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and in the current year period, an additional $10,000 of amortization expense pertains to capitalized developed software being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $153,000 during the first quarter of 2010, as compared to $138,000 for the same period of the prior year. The increase is due to higher average effective interest rates. The following non-cash charges are included in interest expense for the first quarter of 2010: accretion of success fees of $4,000, amortization of deferred financing costs of $9,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the first quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000.
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
Preferred Stock Dividends. The Company has outstanding 30,000 shares of convertible, cumulative, 9% series A preferred stock, $100 stated value. Effective January 1, 2010, the dividend rate increased to 15% per annum.
Liquidity and Capital Resources
At March 31, 2010, the Company had a cash balance of $88,000 and a deficit in working capital of $1,321,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009 and with a cash balance of $9,000 and a deficit in working capital of $805,000 at December 31, 2008. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first quarter of 2010, the Company reported a net loss of $96,000, which included the following non-cash operating expenses: depreciation and amortization of $171,000, non-cash compensation for stock options of $20,000, and non-cash interest expense of $17,000. For 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital. During the quarter ended March 31, 2008, the Company consummated an equity and financing transaction that provided $491,000 in net cash after paying off the then due existing debt. In October 2008, the Company secured additional Senior Subordinated Debt financing of $250,000. In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. Additionally, during the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and is expected to improve the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information), and management believes that margins generated from future revenues of this product line will help enable the Company to achieve a cash flow break even from operations.

Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first quarter of 2010, resulting in a 75% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $945,000 at the beginning of the second quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.
The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. The facility bears a floating interest rate at the Bank’s Revolver LIBOR Rate (.25% at March 31, 2010) plus 8.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula the Company had availability to draw up to the maximum line amount of $1,500,000. The Credit Facility is secured by substantially all the assets of the Company and expires on July 31, 2010.
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
Net cash provided by operating activities for the three months ended March 31, 2010 was $23,000 as compared to net cash used of $19,000 in the first three months of 2009. The net loss of $96,000 incurred in the first three months of 2010 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $219,000. Cash was used to pay down accounts payable by $393,000, and fund increases in accounts receivable of $41,000 and prepaid expenses of $54,000. A decrease in inventories of $115,000 and an increase in other accrued liabilities of $272,000 contributed to cash.
Net cash used in investing activities for the three months ended March 31, 2010 consisted of property additions of $19,000 as compared to $111,000 provided in the three months ended March 31, 2009, which consisted of net cash received from the sale of assets of $150,000, partially offset by property additions of $9,000 and capitalized software costs of $29,000.
Net cash provided by financing activities for the three months ended March 31, 2010 was $67,000 as compared to $2,000 provided during the first three months of 2009. Cash provided in the current year period consisted of net borrowing of $75,000 under the bank line of credit, $35,000 borrowing in short term notes to finance insurance premiums, partially offset by $25,000 in repayments of subordinated debt and dividends of $18,000.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Severance Agreement Commitments. The Company was party to severance agreements with former employees and was obligated to make payments under these agreements through April 2009. These obligations were paid in full and there is no further liability for these agreements at March 31, 2010. The severance liability primarily arose from the accrued restructuring costs assumed at the time of the merger and is included in accrued restructuring costs in the financial statements.
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
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable and there are no post-delivery obligations other than warranty. In those instances where customers have right of return, which typically would be for initial stocking orders for distributors, revenue is deferred until confirmation has been received from the customer indicating that the product has shipped and completed the sales cycle. Some distributors have annual stock rotation or return provisions which are typically limited to 5% of the previous twelve months of shipments. In these situations, we reserve the appropriate percentage against shipments throughout the period as deferred revenue. We do not typically have any post delivery obligations other than warranty. The Company also offers marketing incentives to certain customers. These incentives are incurred based on the level of expenses the customers incur and are charged to operations as expenses in the same period. Development revenue is recognized when services are performed and was not material for any of the periods presented.
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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of March 31, 2010, $191,657 of software development costs were capitalized with accumulated amortization of $28,749. The assets are being amortized on a straight line basis over their estimated life of 5 years.
Goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company tests goodwill and trademarks on at least an annual basis at the end of the fourth quarter, and more often if circumstances should dictate, for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and annually reviews the recoverability of the carrying value of goodwill using the methodology prescribed in FASB guidance. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2009. No event has occurred as of or since the period ended December 31, 2009 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.
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

Item 4 — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report, as required by Exchange Act Rule 13a-15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Second Amendment to Credit Agreement, by and among DPAC Technologies Corp., Quatech, Inc. and Fifth Third Bank, dated as of March 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 5, 2010).

10.2
Amended and Restated Revolving Note made by DPAC Technologies Corp. and Quatech, Inc. in favor of Fifth Third Bank, dated as of March 30, 2010 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 5, 2010).

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: May 14, 2010	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: May 14, 2010	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.