Form 10-Q
period 2010-06-30
DPAC TECHNOLOGIES CORP
filed 2010-08-16
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of July 29, 2010 was 109,414,896.

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
HOW TO OBTAIN DPAC’S SEC FILINGS
All reports filed by DPAC with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,721	$17,532
Accounts receivable, net	1,150,858	1,124,598
Inventories	912,864	1,076,739
Prepaid expenses and other current assets	79,987	73,914

Total current assets	2,258,430	2,292,783

PROPERTY, Net	692,026	745,756

FINANCING COSTS, Net	86,450	101,911
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLE ASSETS	6,405,503	6,405,503
OTHER INTANGIBLE ASSETS, Net	376,674	621,684
OTHER ASSETS	18,817	18,817

TOTAL	$9,837,900	$10,186,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,425,243
Short term note	22,040	—
Current portion of long-term debt	278,336	230,000
Accounts payable	1,090,501	1,513,568
Put warrant liability	64,500	100,300
Other accrued liabilities	585,138	367,144

Total current liabilities	3,540,515	3,636,255

LONG-TERM LIABILITIES:
Ohio Development loan, less current portion	2,032,018	2,106,724
Subordinated debt, less current portion	1,167,027	1,160,649

Total long-term liabilities	3,199,045	3,267,373

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 stated value; 30,000 shares authorized; 30,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,499,203	2,499,203
Common stock, no par value; 120,000,000 shares authorized (500,000,000 as of July 6, 2010) 109,414,896 shares outstanding at June 30, 2010 and December 31, 2009	5,726,586	5,687,232
Preferred stock dividends distributable in common stock; 21,296,795 and 3,571,429 common shares issuable at June 30, 2010 and December 31, 2009, respectively	240,000	50,000
Accumulated deficit	(5,367,449)	(4,953,609)

Total stockholders’ equity	3,098,340	3,282,826

TOTAL	$9,837,900	$10,186,454

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

NET SALES	$1,984,488	$1,717,525	$3,753,508	$3,709,953

COST OF GOODS SOLD	1,134,526	1,076,065	2,061,553	2,170,814

GROSS PROFIT	849,962	641,460	1,691,955	1,539,139

OPERATING EXPENSES
Sales and marketing	189,511	238,235	364,942	491,408
Research and development	194,243	215,466	381,970	420,605
General and administrative	302,234	295,542	592,110	697,669
Amortization of intangible assets	132,087	122,505	264,174	245,010

Total operating expenses	818,075	871,748	1,603,196	1,854,692

INCOME (LOSS) FROM OPERATIONS	31,887	(230,288)	88,759	(315,553)

OTHER (INCOME) EXPENSE:
Interest expense	160,707	147,469	313,399	285,807
Fair value adjustment for put warrant liability	(35,800)	—	(35,800)	—

Total other expenses	124,907	147,469	277,599	285,807

LOSS BEFORE INCOME TAXES	(93,020)	(377,757)	(188,840)	(601,360)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(93,020)	$(377,757)	$(188,840)	$(601,360)

PREFERRED STOCK DIVIDENDS	112,500	47,813	225,000	95,626

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(205,520)	$(425,570)	$(413,840)	$(696,986)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	109,415,000	103,039,000	109,415,000	101,822,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,840)	$(601,360)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	338,824	288,880
Loss on the sale of assets	—	483
Provision for bad debts	—	1,000
Provision for obsolete inventory	24,000	24,000
Accretion of discount and success fees on debt	15,008	29,192
Amortization of deferred financing costs	22,961	21,706
Adjustment to put warrant liability	(35,800)	—
Non-cash compensation expense	39,354	80,504

Changes in operating assets and liabilities:
Accounts receivable	(26,260)	(44,289)
Inventories	139,875	140,903
Prepaid expenses and other assets	(6,073)	(42,167)
Accounts payable	(423,067)	198,264
Accrued restructuring charges	—	(42,366)
Other accrued liabilities	200,494	(60,663)

Net cash provided by (used in) operating activities	100,476	(5,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(40,084)	(20,526)
Net cash from sale of assets	—	150,000
Capitalized developed software	—	(29,282)

Net cash provided by (used in) investing activities:	(40,084)	100,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under revolving credit facility	74,757	(19,757)
Net borrowing under short term notes	22,040	37,527
Repayments on Ohio Development loan	—	(62,500)
Repayment of Subordinated Debt	(35,000)	—
Financing costs incurred	(7,500)	(7,500)
Principal payments on capital lease	—	(3,252)
Preferred stock dividends paid in cash	(17,500)	—

Net cash provided by (used in) financing activities	36,797	(55,482)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,189	38,797

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	17,532	9,157

CASH & CASH EQUIVALENTS, END OF PERIOD	$114,721	$47,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$230,983	$225,999

Preferred stock fees and dividends paid in common stock	$190,000	$95,626

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
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include recent operating losses, declines in working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matured on July 31, 2010. The Bank has given us a verbal commitment to extend the line until December 15, 2010. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve and maintain positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
Liquidity
At June 30, 2010, the Company had a cash balance of $115,000 and a deficit in working capital of $1,282,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first half of 2010, the Company reported a net loss of $189,000, which included the following non-cash operating expenses: depreciation and amortization of $388,000, non-cash compensation for stock options of $39,000, and non-cash interest expense of $38,000. For 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital: In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and is improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information). Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first half of 2010, resulting in a 122% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $1.2 million at the beginning of the third quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at June 30, 2010 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$64,500	—	$64,500	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a gain of $35,800 for both the three and six month periods ended June 30, 2010 and no gain or loss for the comparable periods in 2009, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of June 30, 2010. There was no change in the valuation technique used by the Company since the last reporting period.
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements. The new disclosure provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2010-06 did not have an impact on its consolidated financial statements.
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
NOTE 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials and sub-assemblies	$600,902	$547,816
Finished goods	599,147	811,600
Less: reserve for excess and obsolete inventories	(287,185)	(282,677)

Total net inventories	$912,864	$1,076,739

Purchases of finished assemblies and components from two major vendors represented 37% and 33% of the total inventory purchased in the six months ended June 30, 2010, and two vendors accounted for 49% and 23% for the six month period ended June 30, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — Property
Property consists of the following:

	June 30,	December 31,
	2010	2009
Leasehold improvements	$103,714	$103,714
Machinery and equipment	355,333	328,197
Computer software and equipment	624,410	611,462
Office funiture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,744,716	1,704,632
Less: Accumulated depreciation and amortization	(1,052,690)	(958,876)

Net property	$692,026	$745,756

NOTE 5 — Debt
At June 30, 2010 and December 31, 2009, outstanding debt is comprised of the following:

	June 30,	December 31,
	2010	2009

Revolving credit facility	$1,500,000	$1,425,243

Long term debt:
Ohio Development Loan:
Principal balance	$1,933,279	$1,933,279
Accrued participation fee	185,075	173,445

	2,115,354	2,106,724
Less: current portion	(83,336)	—

Net long-term portion	2,032,018	2,106,724

Subordinated debt:
Principal balance	$1,395,000	$1,430,000
Accrued success fee	—	—
Less: Unamortized discount for stock warrants	(32,973)	(39,351)

	1,362,027	1,390,649
Less: current portion	(195,000)	(230,000)

Net long-term portion	$1,167,027	$1,160,649

Total Current Portion of Long-term Debt	$278,336	$230,000

Total Net Long-term Debt	$3,199,045	$3,267,373

Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. At June 30, 2010, the facility had a floating interest rate at the Bank’s Revolver LIBOR Rate (0.25%), plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. On March 30, 2010, the Company entered into a Second Amendment to Credit Agreement, effective as of January 31, 2010, extending the maturity date to July 31, 2010 and under which the Company must pay to the Bank an extension fee of $25,000 at maturity (subject to reduction if all amounts owed to the Bank are repaid prior to the maturity date). Additionally, the Company paid to the Bank $7,500 in fees. The Bank waived certain events of default occurring under the Credit Agreement, including covenant non-compliance. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at June 30, 2010 the Company had availability to draw up to the maximum of the line of $1,500,000. As previously reported, previous covenant defaults were waived by the Bank in an agreement dated March 30, 2010. The Credit Facility is secured by substantially all of the assets of the Company. The Company has received a verbal commitment from the Bank to extend the line until December 15, 2010, however, final documentation was not completed at the time of this filing.
Short Term Note
The short term note is with a financial institution and was funded for $39,700 to finance insurance premiums. The note bears interest at 10.85% per annum and calls for 9 monthly payments of $4,609, beginning in April 2010.

Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. In November 2009, the Company and the Director of Development of the State of Ohio came to an agreement to modify the repayment schedule and extend the maturity date. Per the new agreement, the Company is required to make only monthly interest payments from November 2009 through October 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due January 31, 2013. At maturity, Quatech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
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
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal of $250,000, which was originally due and payable on February 15, 2009. In March 2010, the Company agreed to make monthly principal payments of $20,000 plus interest through March 31, 2010 and beginning April 1, 2010, monthly principal payments of $25,000 plus interest until the additional financing loan is paid in full. The Company, because of cash constraints, has not been able to meet the terms repayment agreement and is currently in the process of renegotiating the terms of the repayment with Canal. The agreement also increases the interest on the additional financing from 13% to 16% per annum.
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
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a gain of $35,800 for the three and six month periods ended June 30, 2010 and no gain or loss for the comparable periods of 2009, related to the change in value of the put warrant liability. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate amounts of combined long term debt, exclusive of the put warrant liability and the unamortized discount for stock warrants, maturing as of June 30th in future years is $278,336 in 2011, $125,000 in 2012, and $3,074,045 in 2013.
NOTE 6 — Concentration of Customers
No single customer accounted for more than 10% of net sales for the three or six months ended June 30, 2010 and one customer accounted for 15% of net sales for the six months ended June 30, 2009. No single customer accounted for more than 10% of accounts receivable at June 30, 2010, and accounts receivable from two customers each accounted for 13% of net accounts receivable at June 30, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	June 30,
	2010	2009
Shares used in computing basic net income per share	109,415,000	103,039,000
Dilutive effect of stock options and warrants(1)(3)	—	—

Shares used in computing diluted net income per share	109,415,000	103,039,000

	Six-months ended
	June 30,
	2010	2009
Shares used in computing basic net income per share	109,415,000	101,822,000
Dilutive effect of stock options and warrants(2)(3)	—	—

Shares used in computing diluted net income per share	109,415,000	101,822,000

(1)
Potential common shares of 8,425,000 and 8,099,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended June 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 8,481,000 and 8,046,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the six month periods ended June 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.

(3)
Also excluded from both the June 30, 2010 and 2009 computations are the potential of approximately 71 million and 50 million common shares, respectively, that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders. Additionally excluded from both the June 30, 2010 and 2009 computations are 21.3 million and 2.5 million , respectively, common shares issuable in payment of accrued stock dividends.

The number of shares of common stock, no par value, outstanding at July 29, 2010 was 109,414,896.
At June 30, 2010 the Company had outstanding 30,000 shares of convertible, voting, cumulative, Series A preferred stock. Through December 31, 2009, dividends accrued and were payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Effective January 1, 2010, dividends accrue and are payable quarterly in arrears at the annual rate of 15% given that the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. At June 30, 2010, the Company has accrued dividends distributable in common stock of $240,000, which equates to approximately 21,297,000 common shares issuable, and $35,000 of accrued dividends payable in cash.

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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan equal to 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At June 30, 2010, approximately 16,930,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices equal to the closing stock price on the date of grant and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the six-month periods ended June 30, 2010 and 2009, the Company recognized compensation expense for stock options of $39,354 and $80,504 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at June 30, 2010 was $87,000, which is expected to be recognized over a weighted-average period of 1.0 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Six
	Months Ended June 30,
	2010 (1)	2009
Expected life	N/A	6.5 Years
Volatility	N/A	297%
Interest rate	N/A	2.0%
Dividend yield	N/A	None

(1)	No options were granted during the six months ended June 30, 2010.
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2010:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2009	14,550,936	$0.42
Granted	—	—
Exercised	—	—
Canceled	(417,500)	$6.80

Outstanding — June 30, 2010	14,133,436	$0.23	5.6 Years	$—

Exercisable — June 30, 2010	12,095,936	$0.26	5.3 Years	$—

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
The Company had export sales of 26% and 27% of net sales for the three and six months ended June 30, 2010 and 21% and 19% of net sales for the three and six months ended June 30, 2009, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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

Results of Operations and Financial Condition
Three Months Ended June 30, 2010 and 2009
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	June 30, 2010		June 30, 2009		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,984,488	100%	$1,717,525	100%	$266,963	16%
COST OF GOODS SOLD	1,134,526	57%	1,076,065	63%	58,461	5%

GROSS PROFIT	849,962	43%	641,460	37%	208,502	33%
OPERATING EXPENSES:
Sales and marketing	189,511	10%	238,235	14%	(48,724)	-20%
Research and development	194,243	10%	215,466	13%	(21,223)	-10%
General and administrative	302,234	15%	295,542	17%	6,692	2%
Amortization of intangible assets	132,087	7%	122,505	7%	9,582	8%

Total operating expenses	818,075	41%	871,748	51%	(53,673)	-6%

INCOME (LOSS) FROM OPERATIONS	31,887	2%	(230,288)	-13%	262,175	-114%

OTHER (INCOME) EXPENSE:
Interest expense	160,707	8%	147,469	9%	13,238	9%
Fair value adjustment for put warrant liability	(35,800)	-2%	—	0%	(35,800)	0%

Total other expenses	124,907	6%	147,469	9%	(22,562)	-15%

LOSS BEFORE INCOME TAXES	(93,020)	-5%	(377,757)	-22%	284,737	-75%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(93,020)	-5%	$(377,757)	-22%	$284,737	-75%

PREFERRED STOCK DIVIDENDS	112,500	6%	47,813	3%	64,687	135%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(205,520)	-10%	$(425,570)	-25%	$220,050	-52%

Net Sales. Net sales of $2.0 million for the quarter ended June 30, 2010 increased by $267,000 or 16% as compared to the prior year comparable period net sales. Net sales related to the Company’s Device Connectivity products decreased by $13,000, or 1%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $280,000, or 38% from the prior year period. The slight decrease in revenues for the Device Connectivity product line is primarily due to a general decrease in IT infrastructure spending across the industries to which we sell, whereas the Company experienced stronger demand for the Networking products when compared to the prior year comparable quarter.
Gross Profit. Gross profit in absolute dollars increased by $209,000 or 33% as a result of the increase in net sales. Gross profit as a percentage of net sales increased to 43% from 37% due primarily to lower variable costs (direct material) as a percentage of net sales.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 2010 of $190,000 decreased by $49,000 or 20% from the prior year second quarter, due primarily to a decrease in salary and benefits.
Research and Development Expenses. Research and development expenses of $194,000 for the second quarter of 2010 decreased by $21,000 or 10% as compared to the second quarter of 2009, due primarily to a decrease in salary and consulting costs. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses of $302,000 incurred for the second quarter of 2010 increased by $7,000 or 2% from the prior year period. The increase is due to an increase in audit fees of $44,000 incurred in the current year period and mostly offset by lower expenses incurred across most other expense line items. A larger portion of the total cost of the audit for the current year period was recognized in the second quarter as compared to the prior year as a result of the timing of the audit engagement in the current year period.
Amortization of Intangible Assets. $122,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and in the current year period, an additional $10,000 of amortization expense pertains to capitalized developed software being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $161,000 during the second quarter of 2010, as compared to $147,000 for the same period in the prior year. The increase is due to higher average effective interest rates. The following non-cash charges are included in interest expense for the second quarter of 2010: accretion of success fees of $4,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the second quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $8,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. The Company adjusts the liability for the put warrant associated with the HillStreet Fund to its fair value, through earnings, at the end of each reporting period. During the second quarter of 2010, the company recorded a gain of $36,000 and during the second quarter of 2009, recorded no gain or loss.
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
Six Months Ended June 30, 2010 and 2009
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Six Months Ended:
	June 30, 2010		June 30, 2009		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$3,753,508	100%	$3,709,953	100%	$43,555	1%
COST OF GOODS SOLD	2,061,553	55%	2,170,814	59%	(109,261)	-5%

GROSS PROFIT	1,691,955	45%	1,539,139	41%	152,816	10%
OPERATING EXPENSES
Sales and marketing	364,942	10%	491,408	13%	(126,466)	-26%
Research and development	381,970	10%	420,605	11%	(38,635)	-9%
General and administrative	592,110	16%	697,669	19%	(105,559)	-15%
Amortization of intangible assets	264,174	7%	245,010	7%	19,164	8%

Total operating expenses	1,603,196	43%	1,854,692	50%	(251,496)	-14%

INCOME (LOSS) FROM OPERATIONS	88,759	2%	(315,553)	-9%	404,312	-128%

OTHER (INCOME) EXPENSE:
Interest expense	313,399	8%	285,807	8%	27,592	10%
Fair value adjustment for put warrant liability	(35,800)	-1%	—	0%	(35,800)	0%

Total other expenses	277,599	7%	285,807	8%	(8,208)	-3%

LOSS BEFORE INCOME TAXES	(188,840)	-5%	(601,360)	-16%	412,520	-69%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(188,840)	-5%	$(601,360)	-16%	$412,520	-69%

PREFERRED STOCK DIVIDENDS	225,000	6%	95,626	3%	129,374	135%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(413,840)	-11%	$(696,986)	-19%	$283,146	-41%

Net Sales. Net sales of $3.75 million for the six month period ended June 30, 2010 increased by $44,000 or 1% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $364,000, or 16% from the six months ended June 30, 2009, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $408,000, or 30% from the prior year period.
Gross Profit. Gross profit increased by $153,000, or 10%, for the six month period as a result of the increase in revenues. Gross profit as a percentage of net sales increased from 41% to 45% due primarily to lower variable costs (direct material) as a percentage of net sales and lower fixed costs. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors. Going forward the Company will cease to manufacture its products and will purchase completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2010 of $365,000 decreased by $126,000 or 26% from the prior year period. The decrease is due primarily to a decrease in salary and related expenses of $108,000 and advertising costs of $18,000.
Research and Development Expenses. Research and development expenses of $382,000 for the first six months of 2010 decreased by $39,000 or 9% as compared to the same period of 2009 due to lower salary and consulting costs of $68,000, partially offset by $29,000 of incurred expenses in 2009 being capitalized for developed software. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the six months ended June 30, 2010 of $592,000 decreased by $106,000 or 15% from the prior year period. The decrease was due primarily to lower salary costs and non-cash compensation expense related to stock options.

Amortization of Intangible Assets. $245,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and in the current year period, an additional $19,000 of amortization expense pertains to capitalized developed software being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $313,000 during the first six months of 2010 as compared to $286,000 incurred in the prior year period. The increase is due to higher effective interest rates. The following non-cash charges are included in interest expense during the first six months of 2010: accretion of success fees of $9,000, amortization of deferred financing costs of $23,000, and amortization of the discount for warrants of $6,000. The following non-cash charges are included in interest expense during the first six months of 2009: accretion of success fees of $23,000, amortization of deferred financing costs of $22,000, and amortization of the discount for warrants of $6,000.
Fair Value Adjustment of Put Warrant Liability. For the six months ended June 30, 2010, the company recorded a gain of $36,000 related to the adjustment of the put warrant. The Company adjusts the warrant to its fair value through earnings at the end of each reporting period. There was no gain or charge recorded for the 2009 period.
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
Liquidity and Capital Resources
At June 30, 2010, the Company had a cash balance of $115,000 and a deficit in working capital of $1,282,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first half of 2010, the Company reported a net loss of $189,000, which included the following non-cash operating expenses: depreciation and amortization of $388,000, non-cash compensation for stock options of $39,000, and non-cash interest expense of $38,000. For 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital: In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and is improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information). Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first half of 2010, resulting in a 122% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $1.2 million at the beginning of the third quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. The facility bears a floating interest rate at the Bank’s Revolver LIBOR Rate (.25% at June 30, 2010) plus 8.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula the Company had availability to draw up to the maximum line amount of $1,500,000. The Credit Facility is secured by substantially all the assets of the Company and was scheduled to mature on July 31, 2010. The Company has received a verbal commitment from the Bank to extend the maturity date of the line until December 15, 2010, however, final documentation was not completed at the time of this filing.
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
Net cash provided by operating activities for the six months ended June 30, 2010 was $100,000 as compared to net cash used of $6,000 in the first six months of 2009. The net loss of $189,000 incurred in the first six months of 2010 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $404,000. Cash was used to pay down accounts payable by $423,000, and fund increases in accounts receivable of $26,000. A decrease in inventories of $140,000 and an increase in other accrued liabilities of $200,000 contributed to cash.
Net cash used in investing activities for the six months ended June 30, 2010 consisted of property additions of $40,000 as compared to $100,000 provided in the six months ended June 30, 2009, which consisted of net cash received from the sale of assets of $150,000, partially offset by property additions of $21,000 and capitalized software costs of $29,000.
Net cash provided by financing activities for the six months ended June 30, 2010 was $37,000 as compared to $55,000 used during the first six months of 2009. Cash provided in the current year period consisted of net borrowing of $75,000 under the bank line of credit, $22,000 borrowing in short term notes to finance insurance premiums, partially offset by $35,000 in repayments of subordinated debt and dividends of $18,000.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $100,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience and known circumstances regarding collectibility of customer accounts. Accounts will be written off as uncollectible if the company determines the amount cannot be collected. The Company typically has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.
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
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of June 30, 2010, $191,657 of software development costs were capitalized with accumulated amortization of $38,313. The assets are being amortized on a straight line basis over their estimated life of 5 years.
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
Item 4 — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report, as required by Exchange Act Rule 13a—15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1
Certificate of Amendment to the Articles of Incorporation, as amended, of DPAC Technologies Corp., filed July 6, 2010 (incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 4, 2010).

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: August 16, 2010	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: August 16, 2010	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.