Form 10-Q
period 2010-09-30
DPAC TECHNOLOGIES CORP
filed 2010-11-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of November 5, 2010 was 109,414,896.

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
ITEM 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,731	$17,532
Accounts receivable, net	1,158,666	1,124,598
Inventories	941,177	1,076,739
Prepaid expenses and other current assets	102,076	73,914

Total current assets	2,230,650	2,292,783

PROPERTY, Net	662,413	745,756

FINANCING COSTS, Net	79,979	101,911
GOODWILL AND OTHER NON-AMORTIZING INTANGIBLE ASSETS	6,405,503	6,405,503
OTHER INTANGIBLE ASSETS, Net	250,169	621,684
OTHER ASSETS	16,216	18,817

TOTAL	$9,644,930	$10,186,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,425,243
Short term note	8,818	—
Current portion of long-term debt	320,000	230,000
Accounts payable	1,117,453	1,513,568
Put warrant liability	129,000	100,300
Other accrued liabilities	515,517	367,144

Total current liabilities	3,590,788	3,636,255

LONG-TERM LIABILITIES:
Ohio Development loan, less current portion	1,994,668	2,106,724
Subordinated debt, less current portion	1,170,216	1,160,649

Total long-term liabilities	3,164,884	3,267,373

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 9% series A preferred stock, $100 stated value; 30,000 shares authorized; 30,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,499,203	2,499,203
Common stock, no par value; 500,000,000 shares authorized, 109,414,896 shares outstanding at September 30, 2010 and December 31, 2009	5,736,798	5,687,232
Preferred stock dividends distributable in common stock; 26,628,549 and 3,571,429 common shares issuable at September 30, 2010 and December 31, 2009, respectively	352,500	50,000
Accumulated deficit	(5,699,243)	(4,953,609)

Total stockholders’ equity	2,889,258	3,282,826

TOTAL	$9,644,930	$10,186,454

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the nine months ended:
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

NET SALES	$1,877,487	$1,425,770	$5,630,995	$5,135,724

COST OF GOODS SOLD	1,119,227	869,320	3,180,780	3,040,134

GROSS PROFIT	758,260	556,450	2,450,215	2,095,590

OPERATING EXPENSES
Sales and marketing	189,819	182,276	554,761	673,686
Research and development	178,729	178,432	560,699	599,036
General and administrative	254,924	260,022	847,034	957,692
Amortization of intangible assets	136,087	132,088	400,261	377,098
Restructuring costs	—	12,097	—	12,097

Total operating expenses	759,559	764,915	2,362,755	2,619,609

INCOME (LOSS) FROM OPERATIONS	(1,299)	(208,465)	87,460	(524,019)

OTHER EXPENSE:
Interest expense	153,495	146,126	466,894	431,933
Fair value adjustment for put warrant liability	64,500	29,000	28,700	29,000

Total other expenses	217,995	175,126	495,594	460,933

LOSS BEFORE INCOME TAXES	(219,294)	(383,591)	(408,134)	(984,952)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(219,294)	$(383,591)	$(408,134)	$(984,952)

PREFERRED STOCK DIVIDENDS	112,500	47,813	337,500	143,439

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(331,794)	$(431,404)	$(745,634)	$(1,128,391)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	109,415,000	105,856,000	109,415,000	103,167,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,134)	$(984,952)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	510,732	442,378
Loss on the sale of assets	—	483
Provision for bad debts	—	1,000
Write off of bad debts	—	(24,673)
Provision for obsolete inventory	36,000	36,000
Accretion of discount and success fees on debt	22,511	43,789
Amortization of deferred financing costs	34,987	35,609
Adjustment to put warrant liability	28,700	29,000
Non-cash compensation expense	49,566	100,306

Changes in operating assets and liabilities:
Accounts receivable	(34,068)	202,868
Inventories	99,562	25,454
Prepaid expenses and other assets	(25,561)	(45,580)
Accounts payable	(396,115)	235,854
Accrued restructuring charges	—	(42,366)
Other accrued liabilities	130,873	(96,114)

Net cash provided by (used in) operating activities	49,053	(40,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(55,874)	(61,430)
Net cash from sale of assets	—	150,000

Net cash provided by (used in) investing activities:	(55,874)	88,570

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	74,757	40,243
Net borrowing under short term notes	8,818	15,011
Repayments on Ohio Development loan	—	(93,751)
Repayment of Subordinated Debt	(35,000)	—
Financing costs incurred	(13,055)	(9,900)
Principal payments on capital lease obligations	—	(3,252)
Preferred stock dividends paid in cash	(17,500)	—

Net cash provided by (used in) financing activities	18,020	(51,649)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,199	(4,023)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	17,532	9,157

CASH & CASH EQUIVALENTS, END OF PERIOD	$28,731	$5,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$371,321	$358,634

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends paid in common stock	$302,500	$143,439

Issuance of preferred stock for acquisition of SocketSerial assets	$—	$450,000

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
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include recent operating losses, declines in working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matures on December 15, 2010. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve and maintain positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
Liquidity
At September 30, 2010, the Company had a cash balance of $29,000 and a deficit in working capital of $1,360,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first nine months of 2010, the Company reported a net loss of $408,000, which included the following non-cash operating expenses: depreciation and amortization of $511,000, non-cash compensation for stock options of $50,000, and non-cash interest expense of $57,000. For the year ended December 31, 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital: In the third quarter of 2008, the Company reduced its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information). Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations. During the third quarter of 2010, the Company entered into a Third Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to December 15, 2010.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first nine months of 2010, resulting in a 30% and 10% increase in net sales for, respectively, the three and nine months ended September 30, 2010, when compared to the comparable prior year periods, and a 122% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $1.2 million at the beginning of the fourth quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. The Company was fully drawn on its line of credit at September 30, 2010. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at September 30, 2010 Using:
Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability	$129,000	—	$129,000	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a loss of $64,500 and $28,700 for the three and nine month periods ended September 30, 2010, respectively, and a loss of $29,000 for both the comparable periods in 2009, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.

The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of September 30, 2010. There was no change in the valuation technique used by the Company since the last reporting period.
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
In July 2010, FASB issued an amendment to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses, excluding short-term trade accounts receivable. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The amendment is effective for interim and annual periods ending on or after December 15, 2010. The Company does not expect adoption of this guidance to have a significant effect on current or future earnings or results of operations.
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

The Assets were acquired for a purchase price of $500,000, of which $450,000 was payable at closing, and a contingent $50,000 payment would be payable upon the attainment by Quatech of $250,000 in quarterly sales revenue from the sale of SocketSerial products in any quarter through the quarter ending December 31, 2010. The Company has not achieved $250,000 in SocketSerial revenue in any quarter through September 30, 2010. The purchase price was allocated as follows:

Equipment	$10,000
Developed software	390,000
Customer list	50,000

Total	$450,000

The acquired Assets were placed into service effective December 31, 2009 and began being depreciated in January 2010 under their respective lives, estimated to be 5 years, on a straight line basis.
NOTE 3 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Raw materials and sub-assemblies	$659,599	$547,816
Finished goods	580,763	811,600
Less: reserve for excess and obsolete inventories	(299,185)	(282,677)

Total net inventories	$941,177	$1,076,739

Purchases of finished assemblies and components from two major vendors represented 35% and 33% of the total inventory purchased in the nine months ended September 30, 2010, and two vendors accounted for 45% and 21% for the nine month period ended September 30, 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — Property
Property consists of the following:

	September 30,	December 31,
	2010	2009
Leasehold improvements	$103,714	$103,714
Machinery and equipment	371,123	328,197
Computer software and equipment	624,410	611,462
Office funiture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,760,506	1,704,632
Less: accumulated depreciation and amortization	(1,098,093)	(958,876)

Net property	$662,413	$745,756

NOTE 5 — Debt
At September 30, 2010 and December 31, 2009, outstanding debt is comprised of the following:

	September 30,	December 31,
	2010	2009

Revolving credit facility	$1,500,000	$1,425,243

Long term debt:
Ohio Development Loan:
Principal balance	$1,933,278	$1,933,279
Accrued participation fee	186,390	173,445

	2,119,668	2,106,724
Less: current portion	(125,000)	—

Net long-term portion	1,994,668	2,106,724

Subordinated debt:
Principal balance	$1,395,000	$1,430,000
Accrued success fee	—	—
Less: Unamortized discount for stock warrants	(29,784)	(39,351)

	1,365,216	1,390,649
Less: current portion	(195,000)	(230,000)

Net long-term portion	$1,170,216	$1,160,649

Total Current Portion of Long-term Debt	$320,000	$230,000

Total Net Long-term Debt	$3,164,884	$3,267,373

Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. At September 30, 2010, the facility had a floating interest rate at the Bank’s Revolver LIBOR Rate (0.25%), plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. On September 20, 2010, the Company entered into a Third Amendment to Credit Agreement, effective as of July 30, 2010, extending the maturity date to December 15, 2010 and under which the Company paid to the Bank half of the previously agreed upon extension fee of $25,000 with the balance due at maturity. Additionally, the Company paid to the Bank $5,000 in fees. The Bank waived certain events of default occurring under the Credit Agreement, including covenant non-compliance. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at September 30, 2010 the Company had availability to draw up to the maximum of the line of $1,500,000, on which the Company was fully drawn. As previously reported, previous covenant defaults were waived by the Bank in an agreement dated March 30, 2010. The Credit Facility is secured by substantially all of the assets of the Company.
Short Term Note
The short term note is with a financial institution and was funded for $39,700 to finance insurance premiums. The note bears interest at 10.85% per annum and calls for 9 monthly payments of $4,609, beginning in April 2010.

Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. In November 2009, the Company and the Director of Development of the State of Ohio came to an agreement to modify the repayment schedule and extend the maturity date. Per the new agreement, the Company was obligated to make only monthly interest payments from November 2009 through September 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due January 31, 2013. In October 2010, the Company began making both interest and principal payments per the amended agreement. At maturity, Quatech must also pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
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
In October 2008, the Company entered into an Amendment to the Agreement securing additional Senior Subordinated Debt financing from Canal of $250,000, which was originally due and payable on February 15, 2009. In March 2010, the Company agreed to make monthly principal payments of $20,000 plus interest through March 31, 2010 and beginning April 1, 2010, monthly principal payments of $25,000 plus interest until the additional financing loan is paid in full. The Company, because of cash constraints, has not been able to meet the terms of the repayment agreement and is currently in the process of renegotiating the terms with Canal. The agreement also increases the interest on the additional financing from 13% to 16% per annum.
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
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions is obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a loss of $64,500 and $28,700 for the three and nine month periods ended September 30, 2010, respectively, and a loss of $29,000 for both the comparable periods in 2009, related to the change in value of the put warrant liability. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate amounts of combined long term debt, exclusive of the put warrant liability and the unamortized discount for stock warrants, maturing as of September 30th in future years is $320,000 in 2011, $125,000 in 2012, and $3,039,884 in 2013.
NOTE 6 — Concentration of Customers
One customer accounted for 12% and no single customer accounted for more than 10% of net sales for the three and nine months ended September 30, 2010, and two customers accounted for 15% and 10% of net sales for the three months ended September 30, 2009, respectively. No single customer accounted for more than 10% of accounts receivable at September 30, 2010, and accounts receivable from one customer accounted for 16% of net accounts receivable at September 30, 2009. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	September 30,
	2010	2009
Shares used in computing basic net income per share	109,415,000	105,856,000
Dilutive effect of stock options and warrants(1)(3)	—	—

Shares used in computing diluted net income per share	109,415,000	108,856,000

	Nine-months ended
	September 30,
	2010	2009
Shares used in computing basic net income per share	109,415,000	103,167,000
Dilutive effect of stock options and warrants(2)(3)	—	—

Shares used in computing diluted net income per share	109,415,000	103,167,000

(1)
Potential common shares of 8,503,000 and 8,076,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended September 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 8,502,000 and 8,089,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the nine month periods ended September 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.

(3)
Also excluded from both the September 30, 2010 and 2009 computations are the potential of approximately 71 million common shares that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders. Additionally excluded from both the September 30, 2010 and 2009 computations are 26.6 million and 2.2 million, respectively, common shares issuable in payment of accrued stock dividends on Preferred Stock.

The number of shares of common stock, no par value, outstanding at November 5, 2010 was 109,414,896.
At September 30, 2010 the Company had outstanding 30,000 shares of convertible, voting, cumulative, Series A preferred stock. Through December 31, 2009, dividends accrued and were payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Effective January 1, 2010, dividends accrue and are payable quarterly in arrears at the annual rate of 15% given that the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. At September 30, 2010, the Company has accrued dividends distributable in common stock of $352,500, which equates to approximately 26,629,000 common shares issuable, and $17,500 of accrued dividends payable in cash.

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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan equal to 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At September 30, 2010, approximately 17,944,000 shares were available for future grants under the Plan.
Options issued under this Plan are granted with exercise prices equal to the closing stock price on the date of grant and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the nine-month periods ended September 30, 2010 and 2009, the Company recognized compensation expense for stock options of $49,566 and $100,306 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at September 30, 2010 was $65,000, which is expected to be recognized over a weighted-average period of 0.85 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Nine
	Months Ended September 30,
	2010 (1)	2009
Expected life	N/A	6.5 Years
Volatility	N/A	297%
Interest rate	N/A	2.0%
Dividend yield	N/A	None

(1)	No options were granted during the nine months ended September 30, 2010.
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the nine months ended September 30, 2010:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2009	14,550,936	$0.42
Granted	—	—
Exercised	—	—
Canceled	(1,430,833)	$2.30

Outstanding —September 30, 2010	13,120,103	$0.22	5.4 Years	$1,500

Exercisable — September 30, 2010	11,082,603	$0.25	5.0 Years	$1,500

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
The Company had export sales of 32% and 29% of net sales for the three and nine months ended September 30, 2010 and 22% and 20% of net sales for the three and nine months ended September 30, 2009, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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
The Company’s severance agreements with the current CEO and CFO provide for compensation equivalent to one year of compensation and six months of compensation, respectively, should either individual be terminated for any reason other than cause.
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

Results of Operations and Financial Condition
Three Months Ended September 30, 2010 and 2009
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	September 30, 2010		September 30, 2009		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$1,877,487	100%	$1,425,770	100%	$451,717	32%
COST OF GOODS SOLD	1,119,227	60	869,320	61	249,907	29

GROSS PROFIT	758,260	40	556,450	39	201,810	36
OPERATING EXPENSES
Sales and marketing	189,819	10	182,276	13	7,543	4
Research and development	178,729	10	178,432	13	297	—
General and administrative	254,924	14	260,022	18	(5,098)	(2)
Amortization of intangible assets	136,087	7	132,088	9	3,999	3
Restructuring costs	—	—	12,097	1	(12,097)	(100)

Total operating expenses	759,559	41	764,915	54	(5,356)	(1)

LOSS FROM OPERATIONS	(1,299)	(1)	(208,465)	(15)	207,166	(99)

OTHER EXPENSE:
Interest expense	153,495	8	146,126	10	7,369	5
Fair value adjustment for warrant liability	64,500	3	29,000	2	35,500	122

Total other expenses	217,995	11	175,126	12	42,869	24

LOSS BEFORE INCOME TAXES	(219,294)	(12)	(383,591)	(27)	164,297	(43)
INCOME TAX PROVISION	—	—	—	—	—	—

NET LOSS	$(219,294)	(12)%	$(383,591)	(27)%	$164,297	(43)%

PREFERRED STOCK DIVIDENDS	112,500	6	47,813	3	64,687	135

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(331,794)	(18)%	$(431,404)	(30)%	$99,610	(23)%

Net Sales. Net sales of $1.9 million for the quarter ended September 30, 2010 increased by $452,000 or 32% as compared to the prior year comparable period net sales. Net sales related to the Company’s Device Connectivity products increased by $238,000, or 30%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $214,000, or 31% from the prior year period.
Gross Profit. Gross profit in absolute dollars increased by $202,000 or 36% as a result of the increase in net sales. Gross profit as a percentage of net sales increased to 40% from 39% due primarily to lower variable costs (direct material) as a percentage of net sales.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2010 of $190,000 increased by $8,000 or 4% from the prior year third quarter, due to an increase in salary and benefits costs.

Research and Development Expenses. Research and development expenses of $179,000 for the third quarter of 2010 was flat compared to the third quarter of 2009. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses of $255,000 incurred for the third quarter of 2010 decreased by $5,000 or 2% from the prior year period.
Amortization of Intangible Assets. $122,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, and the balance of $14,000 in the current year period for the amortization of capitalized developed software and customer lists being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $153,000 during the third quarter of 2010, as compared to $146,000 for the same period in the prior year. The increase is due to higher average effective interest rates. The following non-cash charges are included in interest expense for the third quarter of 2010: accretion of success fees of $4,000, amortization of deferred financing costs of $12,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the third quarter of 2009: accretion of success fees of $11,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. The Company adjusts the liability for the HillStreet Fund put warrant to its fair value, through earnings, at the end of each reporting period. During the third quarter of 2010, the company recorded a loss of $65,000 compared to a loss of $29,000 for the third quarter of 2009.
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

Nine Months Ended September 30, 2010 and 2009
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Nine Months Ended:
	September 30, 2010		September 30, 2009		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$5,630,995	100%	$5,135,724	100%	$495,271	10%
COST OF GOODS SOLD	3,180,780	56	3,040,134	59	140,646	5

GROSS PROFIT	2,450,215	44	2,095,590	41	354,625	17
OPERATING EXPENSES
Sales and marketing	554,761	10	673,686	13	(118,925)	(18)
Research and development	560,699	10	599,036	12	(38,337)	(6)
General and administrative	847,034	15	957,692	19	(110,658)	(12)
Amortization of intangible assets	400,261	7	377,098	7	23,163	6
Restructuring costs	—	—	12,097	—	(12,097)	(100)

Total operating expenses	2,362,755	42	2,619,609	51	(256,854)	(10)

INCOME (LOSS) FROM OPERATIONS	87,460	2	(524,019)	(10)	611,479	(117)

OTHER EXPENSE:
Interest expense	466,894	8	431,933	8	34,961	8
Fair value adjustment for warrant liability	28,700	1	29,000	1	(300)	(1)

Total other expenses	495,594	9	460,933	9	34,661	8

LOSS BEFORE INCOME TAXES	(408,134)	(7)	(984,952)	(19)	576,818	(59)
INCOME TAX PROVISION	—	—	—	—	—	—

NET LOSS	$(408,134)	(7)%	$(984,952)	(19)%	$576,818	(59)%

PREFERRED STOCK DIVIDENDS	337,500	6	143,439	3	194,061	135

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(745,634)	(13)%	$(1,128,391)	(22)%	$382,757	(34)%

Net Sales. Net sales of $5.6 million for the nine months ended September 30, 2010 increased by $495,000 or 10% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $126,000, or 4% from the nine months ended September 30, 2009, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $621,000, or 31% from the prior year period.
Gross Profit. Gross profit increased by $355,000, or 17%, for the nine month period as a result of the increase in revenues. Gross profit as a percentage of net sales increased to 44% from 41% due primarily to lower variable costs (direct material) as a percentage of net sales and lower fixed costs. During the first quarter of 2009, the Company sold certain of its manufacturing capability to one of its contract manufacturing vendors and ceased internal manufacturing its products. The Company purchases completed assemblies from contract manufacturers.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2010 of $555,000 decreased by $119,000 or 18% from the prior year period. The decrease is due to a decrease in salary and related expenses.
Research and Development Expenses. Research and development expenses of $561,000 for the first nine months of 2010 decreased by $38,000 or 6% as compared to the same period of 2009 primarily due to lower salary and consulting costs of $76,000, higher R&D expenses of $7,000, partially offset by $29,000 of incurred expenses in 2009 being capitalized for developed software. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the nine months ended September 30, 2010 of $847,000 decreased by $111,000 or 12% from the prior year period. The decrease was due primarily to lower salary costs and lower non-cash compensation expense related to stock options.

Amortization of Intangible Assets. $368,000 of amortization expense is related to the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years, with the balance of $32,000 in the current year period related to the amortization of capitalized developed software and customer lists, being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $467,000 during the first nine months of 2010 as compared to $432,000 incurred in the prior year period. The increase is due to higher effective interest rates. The following non-cash charges are included in interest expense during the first nine months of 2010: accretion of success fees of $13,000, amortization of deferred financing costs of $35,000, and amortization of the discount for warrants of $10,000. The following non-cash charges are included in interest expense during the first nine months of 2009: accretion of success fees of $34,000, amortization of deferred financing costs of $36,000, and amortization of the discount for warrants of $10,000.
Fair Value Adjustment of Put Warrant Liability. For the nine months ended September 30, 2010 and 2009, the company recorded a loss of $29,000 related to the adjustment of the put warrant. The Company adjusts the warrant to its fair value through earnings at the end of each reporting period.
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
Preferred Stock Dividends. The Company has outstanding 30,000 shares of convertible, cumulative, 9% Series A preferred stock, $100 stated value. Effective January 1, 2010, the dividend rate increased to 15% per annum. On September 30, 2009, the Company issued 8,750 shares of Series A preferred stock in conjunction with the SocketSerial asset purchase.
Liquidity and Capital Resources
At September 30, 2010, the Company had a cash balance of $29,000 and a deficit in working capital of $1,360,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first nine months of 2010, the Company reported a net loss of $408,000, which included the following non-cash operating expenses: depreciation and amortization of $511,000, non-cash compensation for stock options of $50,000, and non-cash interest expense of $57,000. For the year ended December 31, 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital: In the third quarter of 2008, the Company took actions to reduce its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products (see Note 11 for more information). This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company (see Note 2 for more information). Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations.
Going forward, the Company is dependent on financing its operations through the use of its bank line of credit and the contribution from future revenues. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during the first nine months of 2010, resulting in a 30% and 10% increase in net sales for, respectively, the three and nine months ended September 30, 2010, when compared to the comparable prior year periods, and a 122% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $1.2 million at the beginning of the fourth quarter of 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. The facility bears a floating interest rate at the Bank’s Revolver LIBOR Rate (.25% at September 30, 2010) plus 8.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula calculation, the Company had availability to draw up to the maximum line amount of $1,500,000, of which the Company was fully drawn at September 30, 2010. The Credit Facility is secured by substantially all the assets of the Company and is scheduled to mature on December 15, 2010.
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
Net cash provided by operating activities for the nine months ended September 30, 2010 was $49,000 as compared to net cash used of $41,000 in the first nine months of 2009. The net loss of $408,000 incurred in the first nine months of 2010 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $682,000. Cash was used to pay down accounts payable by $396,000, and fund increases in accounts receivable of $34,000. A decrease in inventories of $100,000 and an increase in other accrued liabilities of $131,000 contributed to cash.
Net cash used in investing activities for the nine months ended September 30, 2010 consisted of property additions of $56,000 as compared to $89,000 provided in the nine months ended September 30, 2009, which consisted of net cash received from the sale of assets of $150,000, partially offset by property additions of $61,000.
Net cash provided by financing activities for the nine months ended September 30, 2010 was $18,000 as compared to $52,000 used during the first nine months of 2009. Cash provided in the current year period consisted of net borrowing of $75,000 under the bank line of credit and $9,000 net borrowing in short term notes to finance insurance premiums, partially offset by $35,000 in repayments of subordinated debt, dividends of $18,000 and financing costs incurred of $13,000.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $50,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30,2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
Purchase Commitments with Contract Manufacturers. We generally issue purchase orders to our contract manufacturers with delivery dates from four to eight weeks from the purchase order date, and longer when lead times dictate. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which may in certain limited circumstances allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations, if any, may or may not result in cancellation costs payable by us. Cancellation without contractual permission to do so would result in additional potential losses, damages and costs. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our actual requirements at the time of delivery, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our commitments to contract manufacturers and adjust such commitments for changes in demand, we may incur additional costs and expenses, including without limitation inventory expenses related to excess and obsolete inventory. Such costs and expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Purchase Commitments. We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. Because of macro conditions impacting the entire electronics industry, lead times for certain components of the Company’s products have extended to beyond twenty weeks. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.
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
We capitalize certain internally developed software costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of September 30, 2010, $191,657 of software development costs were capitalized with accumulated amortization of $47,914. The assets are being amortized on a straight line basis over their estimated life of 5 years.
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

Item 4 — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report, as required by Exchange Act Rule 13a-15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Third Amendment to Credit Agreement, by and among DPAC Technologies Corp., QuaTech, Inc. and Fifth Third Bank, dated as of July 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 22, 2010).

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: November 15, 2010	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: November 15, 2010	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.