Form 10-K
period 2010-12-31
DPAC TECHNOLOGIES CORP
filed 2011-04-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The issuer’s revenues for the year ended December 31, 2010 were $7,847,465.
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant on March 18, 2011 based on a closing price of $0.045 for the Common Stock of the Company was $1,540,000.
The number of shares of registrant’s Common Stock outstanding at March 29, 2011 was 141,995,826 shares.
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
Merger
On April 28, 2005, DPAC entered into a merger agreement, as subsequently amended, with Quatech for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Quatech and DPAC shareholders on February 23, 2006 and was consummated on February 28, 2006. For accounting purposes, the transaction was considered a “reverse merger” under which Quatech was considered the acquirer of DPAC. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of DPAC, while the historical results of Quatech are reflected in the results of the combined company. Except where otherwise noted, the financial information contained herein represents the results of operations of Quatech through the merger date, and combined Quatech and DPAC after the merger date of February 28, 2006.

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
Airborne TM wireless product line — the Airborne wireless product line was acquired with the merger of DPAC and Quatech and was originally announced by DPAC in September 2003 to address needs in the industrial wireless marketplace with a product known as the Airborne™ Wireless LAN Node module. The wireless product utilizes the 802.11 standard communications protocol (also known as “WiFi”) and targets the identified growth opportunities in embedded and plug-and-play applications, where we believe OEM customers as well as end-user customers have a need for an integrated local area network wireless connectivity solution. The wireless module includes a radio, base-band processor, an application processor and software for a “drop-in” web-enabled WiFi solution for connecting equipment, instrumentation and other devices to a local area network. An additional plug-and-play version of the product was developed and named AirborneDirect™. This product provides a web-enabled wireless connectivity solution for industrial equipment already in field use. Since, for the customer, there is no need to develop the software, or develop the radio frequency and communications expertise in-house, customers can realize reduced product development costs and a quick time-to-market. The AirborneDirect™ modules provide instant local area network and Internet connectivity, and connect through standard serial or Ethernet interfaces to a wide variety of applications.
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

International Sales
The Company had export sales that accounted for 26% and 23% of total net sales in 2010 and 2009, respectively. Export sales were primarily to Canada and Western European and South American countries. Foreign sales are made in U.S dollars. Specific demand shifts by customers could result in significant changes in our export sales from year to year.
All of Quatech’s assets are located in the United States. The Company does not own or operate any manufacturing operations or sales offices in foreign countries.
Operations
Quatech procures all parts and certain services involved in the production of its products, and subcontracts its product manufacturing to outside partners who specialize in such services. Quatech believes that this approach is optimal as it reduces fixed costs, extends manufacturing capacity and increases production flexibility.
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
Research and Development
Our future success will depend in major part on our ability to develop new products or product enhancements to keep up with technological advances and to meet customer needs. Our research and development efforts for 2011 will focus on developing new wireless and related products and expanding our product offerings.
Quatech’s engineering, research and development expenses were $733,000 in 2010 and $775,000 in 2009. Additionally, the Company capitalized $0 and $29,000 of software development costs incurred in 2010 and 2009, respectively. Quatech does not rely upon patent protection to protect its competitive position. The nature of the market Quatech competes in places a heavy emphasis on the ability of Quatech to service and support the customer along with the reliability of the product’s design and manufacturing. Engineering activities consist of the design and development of new products and the redesign of existing products to keep current with changes in the industry and products offered by the Company’s competitors. The Company also designs and develops new products for specific customers and such activities are often conducted in partnership with our customers.
We are currently involved in research and development for new software and hardware approaches for utilization in our wireless product line, as well as the development of package level products that may incorporate our wireless products as part of the overall system design. Our product development activities are solution driven, and our goal is to create technological advancements by working with each customer to develop advanced cost-effective products that solve each customer’s specific requirements. However, we, for the most part, develop products within the 802.11 standard and infrequently might develop patentable inventions. The 802.11 standards on which our products are based are defined by IEEE and designed to ensure interoperability of all products purporting to meet the standard.

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
We have competition from other wireless products using 802.11 technologies. There are also other companies that offer similar products with the same or other configurations and radio communication protocols, including cellular, Bluetooth and proprietary radio solutions that will compete with our Airborne wireless module. The primary competitors in providing embedded 802.11 wireless solutions to OEM customers are Lantronix Inc. and Digi International Inc. Other competitors may provide alternative radio protocols such as cellular or other proprietary technologies for sale to OEM’s. These competitors include Wavecom SA, Maxstream, and Skybility. Other companies such as Symbol Technologies Inc. and Cisco Systems Inc. make wireless solutions that are not primarily aimed at OEM customers, but may be used in those applications and have been in certain circumstances. Many of these companies in the wireless market have greater financial, manufacturing and marketing capabilities than we have.
Backlog
As of December 31, 2010 Quatech had backlog orders which management believed to be firm commitments of approximately $664,000. As of December 31, 2009 Quatech had backlog orders which management believed to be firm commitments of approximately $540,000. All of these orders pending as of December 31, 2010 are expected to ship in calendar year 2011. Backlog as of any particular date is not necessarily indicative of Quatech’s future sales trends.
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
Personnel
As of December 31, 2010, Quatech employed 22 full time employees, 19 of which are located at Quatech’s facility in Hudson, Ohio, 3 of which are located in Southern California. Of the 22 full-time employees, 4 were in general and administration, 7 were in sales, marketing and customer support, 6 were in engineering, research and development, and 5 were in operations and manufacturing. The Company occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and no employees are represented by a union.

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

Potential Future Insufficiency of Capital and Financial Resources
Our financial statements have been prepared on a going concern basis. The report of our Independent Registered Public Accounting Firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph noting that certain conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to establish profitable operations and to raise additional financing. We have been taking steps intended to achieve positive cash flows, including the acquisition of a product line and reduction and management of our operating costs. Our current senior credit facility will mature and become payable in May of 2011, and we will be required to refinance this credit facility. We may require additional financing to meet our ongoing obligations through the end of the year ending December 31, 2011. Our continued ability to obtain financing may be unavailable if and when needed. If we obtain additional financing, the terms and conditions of the financing could have material adverse effects on the market price of the common stock. Problems that we could encounter because of insufficient capital include but are not limited to additional costs and expenses, including higher interest rates and the acceleration of maturity dates on other debt financing. Some additional costs might be associated with complying with or defending legal actions by or for creditors, or paying fees, charges or costs of creditors. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.
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
Uncertainty of Market Acceptance or Profitability of New Products
The introduction of new products, such as our recent product introductions for the wireless marketplace, could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes, inventory and marketing. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we will need to out-source production to third parties or enter into licensing arrangements and be successful in the management of sub-contractors overseas. We are inexperienced in the wireless industry, and our plans in that industry are unproven. We have limited marketing capabilities and resources and are dependent upon internal sales and marketing personnel and a network of independent sales representatives for the marketing and sale of our products. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.
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

Intellectual Property Rights
Our ability to compete effectively is dependent on our proprietary know-how and our ability to develop and apply technology. We do not have patents for our products in the wireless area. The wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, and discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit. In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.
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
Variability of Gross Margin
Gross profit as a percentage of sales was 40% for the year ended December 31, 2010 as compared to 41% for the year ended December 31, 2009. In the first quarter of 2009, we sold our manufacturing capability to one of our contract manufacturers. This resulted in lower fixed costs but may negatively impact future gross margins due to higher variable costs. Any change in the gross margins can typically be attributed to the mix of products, average selling prices, revenue levels, the use of outside contract manufacturers, and increases to our fixed cost structure. As we market our products, the product mix may change over time and result in changes in the gross margin.

We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. Declines in the selling prices of our products could have a material adverse effect on our net sales and could have a material adverse effect on our business, financial condition and results of operations. Accordingly, our ability to maintain or increase net sales will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for any declines in selling prices.
Declining product-selling prices may also materially and adversely affect our gross margin unless we are able to reduce our cost per unit to offset declines in product selling prices. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit. We also expect that our business may experience significant seasonality to the extent we sell a material portion of our products in Europe (due to their vacation cycles) and to the extent, our exposure to the personal computer market remains significant.
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
Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs
If our contract manufacturers are unable to respond promptly and timely to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us.
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
Geographic Concentration of Operation
Our wireless product line is manufactured overseas in Taiwan, with some contract manufacturing conducted locally. Due to the geographic concentration, a disruption of their manufacturing operations resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease using or limit our sub-contractors’ operations and consequently harm our business, financial condition and results of operations.
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
Another factor that may affect our common stock price will be the number of our outstanding shares and, at times, the number and prices of warrants that could be exercised. At December 31, 2010, we have accrued dividends on our Preferred Stock payable in common shares equating to 32,580,930 common shares and which were issued on March 28, 2011. At December 31, 2010, we have reserved a total of 14,118,000 shares for issuance upon exercise of outstanding warrants. Holders of our warrants hold registration rights that are intended to make the warrant shares immediately available for public sale upon exercise, and warrants may be exercised at any time until their expiration. It is foreseeable that when a warrant has an intrinsic value, which is usually called being “in-the-money,” the holder may desire to exercise the warrant and immediately sell the stock. If our common stock trades at prices higher than a warrant’s exercise price, the shares can be sold at a profit. At such times, sales of large numbers of shares received upon exercises of warrants might materially and adversely affect the market price of our common stock.
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
We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations or for which damages would exceed 10% of the current assets of the Company. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 4:	(REMOVED AND RESERVED)

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the OTC Markets Group, Inc. quotation and trading system under the symbol “OTCQB:DPAC.” Some financial Web sites may report DPAC Technologies Corp. under the symbol DPAC.PK The following table sets forth the high and low closing sale prices on the Nasdaq Small Cap Market as reported by The Nasdaq Stock Market.

	High	Low

Fiscal Year ended December 31, 2009:
Quarter Ended
March 31, 2009	$0.03	$0.01
June 30, 2009	$0.04	$0.01
September 30, 2009	$0.03	$0.01
December 31, 2009	$0.04	$0.01

Fiscal Year ended December 31, 2010:
Quarter Ended
March 31, 2010	$0.02	$0.01
June 30, 2010	$0.02	$0.01
September 30, 2010	$0.02	$0.01
December 31, 2010	$0.04	$0.02
Holders
There were approximately 196 shareholders of record as of March 22, 2011. Development Capital Ventures, LP, holds approximately 59% of the common shares outstanding at March 22, 2011.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Inventories
We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. We additionally consider additional facts and circumstances in order to determine whether any condition exists that would confirm or deny the need for recording a write-down. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale of the related inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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
Goodwill and Indefinite Lived Intangibles
We review the recoverability of the carrying value of goodwill and intangibles on an annual basis at December 31st or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill or intangibles has possibly occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to its carrying value. In estimating the fair value of the entire Company, the Market Approach and Income Approach are the methodologies deemed the most reliable and are the primary methods used for our impairment analysis, with the income approach weighted 60% and the market approached weighted 40%. The valuation analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. The first step of the goodwill impairment test consists of comparing the carrying value of the reporting unit to its fair value. If the fair value of the entire Company is determined to be less than the carrying value of the Company, we would be required to take the second step of the goodwill impairment test to measure the amount of impairment loss, if any, and to record such impairment loss for our goodwill. Based on our impairment testing as of December 31, 2010, the fair value of our single reporting unit exceeded its carrying value by approximately $995,000, which management believes to be substantial and not indicative of potential impairment. As the total of the company’s fair value exceeded the carrying value of net assets, it passed the first step of the impairment test and, accordingly, the second step was not required to be performed. Recording an impairment charge for goodwill could have a material adverse impact on our operating results for the period in which such charge was recorded.
Deferred Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. During the years ended December 31, 2010 and 2009, the Company recorded a full valuation allowance associated with its net deferred tax assets.
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

Included in total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $12,308,000 expires through 2030; however, as a result of the merger between Quatech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $252,201 for 2010 and $419,790 for 2009. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.
The Company adheres to the provisions of ASC 740, “Income Taxes”. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.
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
In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The Company does not expect the impact of adopting this guidance to have a material effect on its financial statements.
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), “Compensation—Stock Compensation (Topic 718).” ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”. ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Results of Operations
The following table summarizes DPAC’s results of operations as a percentage of net sales for the two years ended December 31, 2010 and 2009:

	2010		2009
		% of		% of	Change
	Amount	Sales	Amount	Sales	Amount	%
Net sales	$7,847,465	100%	$6,807,418	100%	$1,040,047	15%
Cost of goods sold	4,694,840	60%	4,008,510	59%	686,330	17%
Gross profit	3,152,625	40%	2,798,908	41%	353,717	13%
Operating expenses:
Sales and marketing	782,965	10%	824,659	12%	(41,694)	-5%
Research and development	733,065	9%	775,106	11%	(42,041)	-5%
General and administrative	1,111,266	14%	1,247,519	18%	(136,253)	-11%
Amortization of intangible assets	538,348	7%	509,185	7%	29,163	6%
Restructuring charges	—	0%	12,097	0%	(12,097)	-100%
Total operating expenses	3,165,644	40%	3,368,566	49%	(202,922)	-6%
Loss from operations	(13,019)	0%	(569,658)	-8%	556,639	-98%
Interest expense	641,093	8%	579,553	9%	61,540	11%
Fair value adjustment for put warrant liability	10,600	0%	(15,800)	0%	26,400	-167%
Total other expenses	651,693	8%	563,753	8%	87,940	16%
LOSS BEFORE INCOME TAX PROVISION	(664,712)	-8%	(1,133,411)	-17%	468,699	-41%
INCOME TAX PROVISION	—	0%	—	0%	—
NET LOSS	(664,712)	-8%	(1,133,411)	-17%	468,699	-41%

Preferred stock dividends	450,000	6%	210,939	3%	239,061	113%
Net loss attributrible to common shareholders	$(1,114,712)	-14%	$(1,344,350)	-20%	$229,638	-17%

Net Sales
Net sales for the year ended December 31, 2010 of $7,847,000 increased by $1,040,000 or 15% compared to net sales for the year ended December 31, 2009. Net sales related to the Company’s Device Connectivity products increased $19,000 or 1%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $1,021,000, or 36% from the prior year. The increase in revenues for the Device Networking product line is the result of improved product shipments to end customers by our OEM customers and increased penetration into new applications for our products.
Gross Profit
Gross profit increased by $354,000 or 13% to $3,153,000 in 2010 from $2,799,000 in 2009 due to the increase in net sales. Gross profit as a percentage of sales decreased to 40% for 2010 from 41% in 2009. The decrease in gross profit percentage is due to the write-down of inventory of $166,000 in the current year partially offset by fixed operating expenses being spread over a higher revenue base resulting in fixed expenses representing a smaller percentage of cost of goods sold.
Sales and Marketing
Sales and marketing expenses of $783,000 decreased by $42,000 or by 5% as compared to 2009. The decrease is due primarily to a decrease in salaries and related expenses of $71,000, offset by an increase in representative commissions of $19,000 and advertising Internet search engine costs of $10,000.
Research and Development
Research and development expenses of $733,000 for 2010 decreased by $42,000, or 5%, as compared to 2009. The decrease is due to a decrease in personnel and consulting costs incurred, including benefits and travel related costs, of $73,000. These reductions were partially offset by software developments costs incurred of $29,000 being capitalized in 2009 and no costs being capitalized in 2010. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expense
General and administrative expenses incurred for 2010 of $1,111,000 decreased by $136,000 or 11% from the prior year. The decrease was due primarily to decreases in salaries and benefits of $39,000, non-cash compensation expense related to stock options of $51,000, business and Directors and Officers insurance premiums of $35,000 and depreciation expense of $18,000. These reductions were partly off-set by small increases in other expense items.
Amortization Expense
Amortization expense of $538,000 for 2010 is comprised of the amortization of purchased intangible assets acquired in the Merger on February 28, 2006 being amortized over 5 years of $490,000, amortization of internally developed software being capitalized over 5 years of $38,000, and amortization of the customer list acquired in the SocketSerial acquisition of $10,000.
Interest Expense
The Company incurred interest and financing costs of $641,000 in 2010 as compared to $580,000 incurred in 2009. The following non-cash charges are included in interest expense during 2010: accretion of participation and success fees of $35,000, amortization of deferred financing costs of $47,000, and amortization of the discount for warrants of $13,000. The following non-cash charges are included in interest expense during 2009: accretion of participation fees of $46,000, amortization of deferred financing costs of $50,000, and amortization of the discount for warrants of $13,000.
Fair Value Adjustment of Put Warrant Liability.
For 2010, the Company recorded a net charge to earnings of $10,600 related to the adjustment of the liability for the put warrant compared to a net gain of $15,800 for 2009. The Company is required to adjust the put warrant liability to its fair value through earnings at the end of each reporting period. At December 31, 2010, based on the Company’s common stock average share price of $0.017, the Company calculated the fair value of the put warrants to be $110,900. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. A full valuation allowance was recorded against the Company’s related deferred tax assets for 2010 and 2009. The Company recorded no income tax provision for 2010 or 2009.

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
LIQUIDITY AND CAPITAL RESOURCES
The Company incurred a net loss of $665,000 for 2010 and ended the year with a cash balance of $48,000 and a deficit in working capital of $1.4 million. The Company incurred a net loss of $1.1 Million for 2009 and ended the year with a cash balance of $18,000 and a deficit in working capital of $1.3 million.
Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. For the year ended December 31, 2010, non-cash operating expenses included depreciation and amortization of $684,000, write-down of inventory of $166,000, non-cash compensation for stock options of $68,000, and non-cash interest expense of $95,000. During 2009, non-cash operating expenses included depreciation and amortization of $595,000, write-down of inventory of $48,000, non-cash compensation for stock options of $119,000, and non-cash interest expense of $108,000.
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
Net cash provided by operating activities for 2010 was $122,000 as compared to net cash used of $4,000 for 2009. The net loss of $665,000 incurred in 2010 was offset by non-cash items, including depreciation and amortization, provision for excess inventory, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $1.0 million. Cash was used to pay down accounts payable by $386,000, and fund increases in accounts receivable of $31,000. A decrease in inventories of $13,000 and in prepaid expenses of $39,000, and an increase in other accrued liabilities of $132,000 contributed to cash.
Net cash used in investing activities in 2010 of $70,000 was for the property acquisitions. Net cash provided by investing activities of $124,000 for 2009 consisted of cash received from the sale of assets of $190,000 and partially offset by property additions of $37,000 and capitalized developed software of $29,000.
Net cash used in financing activities for 2010 was $22,000 as compared to $112,000 used during 2009. Cash used in the current year consisted of principal repayments on the Ohio Development loan of $31,000, principal repayments on subordinated debt of $35,000, payment of preferred stock dividends of $18,000 and financing costs incurred of $13,000, partially offset by net borrowings under our revolving credit facility of $75,000. Cash used in 2009 consisted of principal repayments on the Ohio Development loan of $104,000, principal repayments on subordinated debt of $20,000, and financing costs incurred of $20,000, partially offset by proceeds from the issuance of preferred stock of $35,000.
The Company operates at leased premises in Hudson, Ohio which are adequate for the Company’s needs for the near term.
The Company does not expect acquiring more than $100,000 in capital equipment during fiscal year 2011.
As discussed in the financial footnotes to the Financial Statements and Supplementary Data, the Company has in place a senior revolving credit facility with Fifth Third Bank, a Loan Agreement with the State of Ohio and a subordinated note with Canal Mezzanine Partners (each of the State of Ohio loan and the subordinated note with Canal are subordinated to the interests of Fifth Third Bank). In March of 2011, the Company entered into a Fourth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to May 31, 2011.

As of December 31, 2010, we were not in compliance with certain of our bank financial covenants, which included purchasing assets in excess of $100,000.00 from Socket Mobile, Inc. through the assistance of Development Capital Venture, L.P. without the express written consent of the bank. These defaults were waived by Fifth Third Bank by agreement (entered into in March, 2011), but any other events of default were not waived. Each of the loan agreements with Canal Mezzanine Partners and the State of Ohio provide for cross-default of such loans in the event the Company defaults on a material agreement (such as the Bank credit facility) under certain terms. Further, each of the loan agreements provide for restrictive covenants, including the incurrence of additional indebtedness and certain equity financings, which restrict the Company’s ability to access other sources of liquidity, absent refinancing all of the existing indebtedness. The Company is currently talking to a number of other potential lenders with the intent of replacing the bank line of credit with a new facility; however, we have not at this time received a commitment from another source that could replace the Bank line in its entirety. The Bank line currently is set to mature in May, 2011. Additionally, the Canal Mezzanine and State of Ohio loan agreements contain provisions that accelerate the maturity and repayment of outstanding borrowings upon the acceleration of the Bank debt.
At December 31, 2010, the Company was not in compliance with certain financial covenants associated with the Canal Mezzanine debt; however, subsequent to year end, the covenant was modified such allowing the Company to be in compliance. The Company expects to be able to remain in compliance with the modified covenant at least through the remainder of 2011.
The report of the independent registered public accounting firm included an explanatory paragraph regarding certain conditions that raise substantial doubt about our ability to continue as a going concern. These conditions include the inherent uncertainty in refinancing our bank line of credit, which matures on May 31, 2011 as well as continuing operating losses and deficits in our working capital balances. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to refinance or extend our line of credit. We believe that the steps we have taken, including the acquisition of a product line and the reduction of our operating expenses as described above will enable us to achieve positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during 2010, resulting in a 15% increase in net sales for 2010 compared to 2009, and a 23% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $664,000 at December 31, 2010. There can be no assurance that we will be successful in achieving any of these steps, and there can be no assurance that additional financing will be available on acceptable terms, if at all, and any such terms may be dilutive to existing stockholders. Our inability to secure and maintain the necessary liquidity will have a material adverse effect on our financial condition and results of operations. If we are unable to secure the necessary capital for our business, we may need to suspend some or all of our current operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. If we continue to achieve revenue growth and maintain positive cash flows from operations, we anticipate requirements for cash will include funding of higher receivable and inventory balances.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:
Debt Payment Obligations
The Company has a significant amount of borrowings and has the following amounts of aggregate long term debt repayments maturing as of December 31st in future years of $320,000 in 2011, $125,000 in 2012, and $3,039,000 in 2013.
Operating Lease Obligations
As of December 31, 2010, we have operating leases for our facilities with future minimum payments of $520,000 extending through March 31, 2014.
Purchase Commitments with Contract Manufacturers
We generally issue purchase orders to our contract manufacturers with delivery dates from four to sixteen weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

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
Inflation
Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for either of the two years ended December 31, 2010.

ITEM 7A:	QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto commencing at page F-l.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal year ending December 31, 2010 covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 under the criteria set forth in the Internal Control—Integrated Framework.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent deferral by the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION
None.
PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The following table sets forth certain information regarding our directors as of December 31, 2010:

Name	Since	Age	Positions
Samuel W. Tishler	2000	73	Chairman of the Board of Directors
Steven D. Runkel	2006	49	President, Chief Executive Officer, and Director
Dennis R. Leibel	2006	66	Director
William Roberts	2006	56	Director
Mark Chapman	2006	49	Director
James Bole	2006	48	Director

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
Dennis R. Leibel has served as a Director of the Company since February 2006 and chairs the Audit Committee. Mr. Leibel is a private investor and a retired financial and legal executive. Mr. Leibel also serves on the Board of Directors of Microsemi Corporation, where he is Chairman, and was formerly a member of the Board of Directors of Commerce Energy Group, Inc. until 2008. Mr. Leibel holds a B.S. degree in accounting, a Juris Doctor degree and an L.L.M. degree.
Mr. Leibel’s experience both in financial matters and as a practicing attorney are significant benefits to DPAC as a smaller reporting company.
William Roberts’ is a 30 year veteran in retailing. He currently is Chairman, Belk Northern Division, a division of Belk Inc. Belk is a $4 billion private retail chain based out of Charlotte, NC. Prior to Belk, Mr. Roberts held various merchandising positions with May Department Stores and Macy’s.
Mr. Roberts experience in the retailing and merchandising fields benefit the company insofar as its core business (as described above) primarily relates to establishing strong relationships with its customers.
Mark Chapman is CEO of EDX wireless LLC, a privately held developer of wireless network planning software. Previously, he was Senior Vice President and General Manager at Comarco Inc (NASDAQ: CMRO), and President of Ascom Inc, a division of Ascom (ASCN.SW), a Swiss provider of wireless network test equipment which acquired Comarco’s WTS division in Jan 2009. Prior roles included acting Vice President of Business Development for WiSpry, a venture funded fabless semiconductor company targeting broadband and wireless communications, as well as various consulting assignments. From 2001 to 2003, Mr. Chapman served as President and CEO of Ditrans Corp, a developer of Digital Transceiver products. Mr. Chapman’s prior experience also includes various management, sales and marketing positions at Rockwell Semiconductor (now Conexant) where he had responsibility for various modem products and later wireless data products. Mr. Chapman received a BSEE with first class honors from Robert Gordon’s University, Aberdeen, Scotland.
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
DPAC’s executive officers and their ages as of December 31, 2009 are as follows:

Name	Age	Positions

Stephen J. Vukadinovich	62	Mr. Vukadinovich has served as Chief Financial Officer of DPAC since 2004, having previously served as Controller to DPAC since May of 2000.
Board of Director Meetings and Committees
During the year ended December 31, 2010, the board of Directors held 4 meetings. All members of the Board of directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.
During the year ended December 31, 2010, each Board of Directors member attended at least 75% of the meetings of the board of Directors and at least 75% of the meetings of the committees on which he served.
We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.
The Audit Committee meets periodically with the company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. As of the end of 2010 the Audit Committee was composed of Mr. Leibel, Mr. Tishler and Mr. Chapman, all of whom are independent directors. Mr. Leibel is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”, as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee operates under a formal charter that governs its duties and conduct.
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
Board Leadership Structure. Mr. Tishler serves as our Chairman of the Board of Directors. Mr. Runkel has served as our CEO since the acquisition of Quatech by the company in 2006. The Board believes that the company benefits from having a non-employee chairperson, which affords management greater time resources with which to focus on the core business of the company. The Board does not currently have a designated lead independent director. The Board believes that the appointment of a designated lead independent director is not necessary at this time because of the Company’s small size and because the independent directors play an active role in Board matters.
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
Based solely upon a review of the copies of such forms furnished to us, we believe that during 2010 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Financial Professionals
Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon written request. Request can be made by mail or fax to:
DPAC Technologies Corp.
5675 Hudson Industrial Park
Hudson, Ohio 44236
Fax: 330-655-9020

ITEM 11:	EXECUTIVE COMPENSATION
The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the year ended December 31, 2010 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the year ended December 31, 2010:
Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven D. Runkel	2010	182,308	8,750	0	0	0	0	9,000	200,058
Chief Executive Officer (1)	2009	190,700	0	0	0	0	0	9,000	199,700

Stephen J. Vukadinovich	2010	137,647	0	0	0	0	0	6,000	143,647
Chief Financial Officer (2)	2009	140,000	0	0	0	0	0	6,000	146,000

(1)
Mr. Runkel’s base salary was voluntarily reduced in July 2009 from $200,000 to $180,000. Mr. Runkel’s other compensation for 2010 consisted of payment of a bonus accrued in 2009 and a vehicle allowance. Additionally, Mr. Runkel, who serves as a director of the Company, does not receive compensation for such service as a director.

(2)	Mr. Vukadinovich’s base salary was reduced in July 2009 from $145,000 to $131,000 due to the Company’s cash flow constraints. Mr. Vukadinovich’s other compensation consisted of a vehicle allowance.
Option Grants
During 2010 the Company issued no stock options.
The following tables contain information concerning the stock option grants to the Company’s Named Executive Officers for the year ended December 31, 2010.
Option Grants in Last Fiscal Year

% of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date
Steven D. Runkel Chief Executive Officer	—	N/A	N/A	N/A
Stephen J. Vukadinovich Chief Financial Officer	—	N/A	N/A	N/A

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
							Market	Incentive	Awards:
							Value	Plan	Market or
			Option Awards				of	Awards:	Payout
			Equity Incentive			Number of	Shares	Number of	Value of
			Plan Awards:			Shares or	or	Unearned	Unearned
	Number of	Number of	Number of			Units of	Units of	Shares,	Shares,
	Securities	Securities	Securities			Stock	Stock	Units or	Units or
	Underlying	Underlying	Underlying			That	That	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Right	Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Steven D. Runkel	697,874		0	$0.02	02/28/2011	0	0	0	0
	697,874			$0.03	02/28/2012
	697,874			$0.06	02/28/2014
	750,000	250,000		$0.10	04/11/2017
	500,000	500,000		$0.04	04/01/2018

Stephen J. Vukadinovich	8,000			$1.50	03/22/2011	0	0	0	0
	12,000			$1.78	06/01/2011
	4,000			$1.97	10/22/2011
	5,000			$2.12	12/03/2011
	12,000			$1.71	07/25/2012
	35,000			$0.94	04/10/2013
	100,000			$0.38	11/04/2014
	120,000			$0.16	02/28/2016
	168,750	56,250		$0.10	04/11/2017
	112,500	112,500		$0.04	04/01/2018
Employment Agreements
Effective January 1, 2011, the Company has a written employment agreement with Mr. Runkel that specified a base salary of $225,000 per year, an auto allowance of $750 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Runkel’s employment for any reason other than for “cause” or if Mr. Runkel terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Runkel will be entitled to a severance equal to the continuation of his base salary and auto allowance for twelve months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Runkel, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement terminates on January 30, 2012.
Effective January 1, 2011, the Company has a written employment agreement with Mr. Vukadinovich that specified a base salary of $155,000 per year, an auto allowance of $500 per month and eligibility to participate in any incentive compensation program of the Company and all other benefit programs generally applicable to the Company’s senior executives. If DPAC terminates Mr. Vukadinovich’s employment for any reason other than for “cause” or if Mr. Vukadinovich terminates his employment for “good reason”, as those terms are defined in the agreement, Mr. Vukadinovich will be entitled to a severance equal to the continuation of his base salary and auto allowance for six months from the termination of his employment. In addition, upon such an event, all unvested stock options to purchase Company common stock held by Mr. Vukadinovich, if any, shall become fully vested and may be exercised by him for two years from the date of his termination. The employment agreement terminates on January 30, 2012.

Compensation of Directors
The following table sets forth the compensation of the Board for the 2010 fiscal year:

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(1)	($)	($)	($)	($)	($)	($)	($)(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Samuel W. Tishler	0	0	0	0	0	0	0
Steven D. Runkel	0	0	0	0	0	0	0
Dennis R. Leibel	0	0	0	0	0	0	0
William Roberts	0	0	0	0	0	0	0
Mark Chapman	0	0	0	0	0	0	0
James Bole	0	0	0	0	0	0	0

(1)	Mr. Runkel’s compensation is included in the Executive Compensation summary table. Mr. Runkel does not receive any compensation related to being a director of the Company.

(2)	The Company recognized no expense in its consolidated financial statements related to compensation for directors.
Prior to 2009, the Company paid its non-employee directors a cash retainer of $2,000 per quarter. The Chair of the Audit Committee and the Chair of the Compensation Committee were each paid an additional $1,000 and $500 per quarter, respectively. In addition to such retainers, non-employee directors received fees of $1,500 for each Board meeting attended. In addition, non-employee directors received fees of $500 for each Audit Committee or Compensation Committee meeting attended. The Board members are reimbursed their out-of-pocket expenses for attending Board and committee meetings. For 2009 and 2010, the Directors agreed to forgo all cash payments. The Compensation Committee is currently taking under consideration future Director compensation.
Each non-employee director is entitled to be granted annually an option to purchase up to 50,000 shares of the Company’s Common Stock at the fair market value of such shares at the time of such grant. Such option grants have a 10 year life and are immediately exercisable and fully vested at the time of grant. No stock option grants were issued to directors during the 2010 year. On January 10, 2011, the Company issued to its non-employee directors option grants to purchase 200,000 common shares. This included the annual 50,000 share grants plus additional shares in lieu of cash compensation. All options granted had an exercise price of $0.018 per share, the closing stock price on the day of the grant.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables sets forth certain information as of January 31, 2011, with respect to ownership of the Company’s Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company, each nominee for director, and all executive officers and directors of the Company as a group.

	Amount and
	Nature of
	Beneficial		Percentage of
Name of Beneficial Owner (and Address of Each 5% Beneficial Owner)	Ownership		Class (1)

Development Capital Ventures, LP 7500 Iron Bar Lane, Suite 209 Fort Mill, SC 29708-6908	163,570,923	(2)	78.0%

Current directors, director nominees, and executive officers:
Steven Runkel	4,227,764	(3)	2.9%
William Roberts	11,723,127	(4)	8.1%
James Bole	2,813,036	(5)	2.0%
Mark Chapman	666,667	(6)	*
Dennis Leibel	800,000	(6)	*
Samuel Tishler	867,667	(6)	*
Stephen Vukadinovich	569,250	(6)	*

All executive officers and directors as a group (seven)	21,667,511		14.3%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of a warrant or option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 31,035,258 common shares for the issuance of accrued dividends and the equivalent of 67,647,059 common shares for the potential conversion of 28,750 shares of Class A Preferred Shares.

(3)	Includes 2,645,748 shares subject to options that are exercisable within 60 days.

(4)
Includes 927,404 common shares for the issuance of accrued stock dividends, 666,667 shares subject to options that are exercisable within 60 days and 1,764,706 shares for the potential conversion of 750 shares of Class A Preferred Shares.

(5)
Includes 618,268 common shares for the issuance of accrued stock dividends, 666,667 shares subject to options that are exercisable within 60 days and 1,176,471 shares for the potential conversion of 500 shares of Class A Preferred Shares.

(6)	Consists only of shares subject to options that are exercisable within 60 days.

*	Represents less than 1% of the outstanding shares.
Equity Compensation Plan Information

No. of Shares of
Common Stock
Remaining
	Number of		Available
	Shares of		for future Issuance
	Common Stock		under the Equity
	to be		Compensation
	Issued upon		Plans
	Exercise of	Weighted-Average	(excluding shares
	Outstanding	Exercise Price of	reflected in
	Options	Outstanding Options	column 1)

Equity Compensation Plans Approved by Shareholders	12,784,699	$0.21	22,655,000

Equity Compensation Plans not Approved by Shareholders	—	—	—

Total	12,784,699	$0.21	22,655,000

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As previously reported in the company’s current report on Form 8-K (filed with the SEC on October 6, 2009) in connection with the acquisition of the SocketSerial assets reported therein, our majority stockholder Development Capital Ventures, LP (“DCV”) facilitated the purchase of such assets through the purchase of shares of our Series A Preferred Stock for an approximate dollar value of $500,000. Mr. Don Murfin, a former director of DPAC, is also a shareholder, director and officer of DCV’s sole general partner.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Maloney + Novotny LLC (“Maloney + Novotny”) served as the company’s independent auditor for the years ended December 31, 2010 and 2009. The following is a summary of the fees billed to the Company by Maloney + Novotny for professional services rendered during the years ended December 31, 2010 and 2009:

Fee Catgegory	2010	2009
Audit Fees	$98,320	$92,300
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	890	4,055

Total Fees	$99,210	$96,355

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

3.4
Certificate of Amendment to the Articles of Incorporation, as amended, of DPAC Technologies Corp., filed July 6, 2010, which is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed August 4, 2010

4.1
Common Stock Purchase Warrant dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K as filed February 5, 2008.

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

10.9	Description of Director Compensation adopted March 14, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed March 20, 2006.

10.10
Credit Agreement dated January 30, 2008 between the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed February 5, 2008.

10.11
Revolving Credit Promissory Note dated January 30, 2008 between the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed February 5, 2008.

10.12
Security Agreement dated January 30, 2008 between the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed February 5, 2008.

10.13
Subordination Agreement dated January 30, 2008 between the Registrant, Quatech, Inc., Canal Mezzanine Partners, L.P. and Fifth Third Bank, between the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed February 5, 2008.

10.14
Acknowledgement Agreement dated January 30, 2008 between Fifth Third Bank and Development Capital Ventures, L.P., which is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K as filed February 5, 2008.

10.15
Senior Subordinated Note and Warrant Purchase Agreement dated January 31, 2008 between the Registrant, Quatech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K as filed February 5, 2008.

10.16
Senior Subordinated Note dated January 31, 2008 between the Registrant, Quatech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K as filed February 5, 2008.

10.17
Security Agreement dated January 31, 2008 between the Registrant, Quatech, Inc. and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K as filed February 5, 2008.

10.18
Co-Sale Agreement dated January 31, 2008 between the Registrant, Development Capital Ventures, LP, William Roberts, Steven D. Runkel, and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K as filed February 5, 2008.

10.19
Registration Rights Agreement dated January 31, 2008 between the Registrant and Canal Mezzanine Partners, L.P., which is incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K as filed February 5, 2008.

10.20
Acknowledgement Agreement dated January 31, 2008 between Canal Mezzanine Partners, L.P. and Development Capital Ventures, LP, which is incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K as filed February 5, 2008.

10.21
Subscription Agreement dated December 17, 2007 between the Registrant and Development Capital Ventures, LP, which is incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K as filed February 5, 2008.

10.22
Equipment Purchase Agreement dated as of December 30, 2008 between the Registrant and Tetrad Electronics, Inc., which is incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.23
Asset Purchase Agreement By and Among Socket Mobile, Inc., Development Capital Ventures, L.P. and Quatech Inc., made as of the close of business on September 30, 2009, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed October 6, 2009.

10.24
Supply and Licensing Agreement between Quatech, Inc. and Socket Mobile, Inc., effective as of September 30, 2009, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed October 6, 2009.

10.25
First Amendment to Credit Agreement dated January 31, 2009 among the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.26
Revolving Credit Promissory Note dated January 31, 2009 among the Registrant, Quatech, Inc. and Fifth Third Bank, which is incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

10.27
Second Amendment to Credit Agreement, by and among DPAC Technologies Corp., Quatech, Inc. and Fifth Third Bank, dated as of March 30, 2010, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed April 5, 2010.

10.28
Amended and Restated Revolving Note made by DPAC Technologies Corp. and Quatech, Inc. in favor of Fifth Third Bank, dated as of March 30, 2010, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed April 5, 2010.

10.29
Letter Agreement among DPAC Technologies Corp. and Development Capital Ventures, LP dated September 30, 2009, which is incorporated by reference to Exhibit 7 to Development Capital Ventures, LP’s Schedule 13D, Amendment No. 2 with respect to the Registrant.

10.30
Third Amendment to Credit Agreement, by and among DPAC Technologies Corp., QuaTech, Inc. and Fifth Third Bank, dated as of July 30, 2010, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed September 22, 2010.

10.31
Fourth Amendment to Credit Agreement, by and among DPAC Technologies Corp., QuaTech, Inc. and Fifth Third Bank, dated as of February 25, 2011, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed March 31, 2011.

10.32
Employment Agreement, effective as of January 1, 2011, between DPAC Technologies Corp. and Steven D. Runkel, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed January 12, 2011.

10.33
Employment Agreement, effective as of January 1, 2011, between DPAC Technologies Corp. and Stephen Vukadinovich, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed January 12, 2011.

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

Date: April 15, 2011	DPAC TECHNOLOGIES CORP.
	By:	/s/ Steven D. Runkel
Steven D. Runkel
Chief Executive Officer Director

	By:	/s/ Stephen J. Vukadinovich
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

/s/ Samuel W. Tishler Samuel W. Tishler Chairman of the Board	April 15, 2011

/s/ Steven D. Runkel Steven D. Runkel Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2011

/s/ William Roberts William Roberts, Director	April 15, 2011

/s/ Mark Chapman Mark Chapman, Director	April 15, 2011

/s/ Dennis R. Leibel Dennis R. Leibel, Director	April 15, 2011

/s/ Jim Bole Jim Bole, Director	April 15, 2011

/s/ Stephen J. Vukadinovich Stephen J. Vukadinovich Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	April 15, 2011

DPAC TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DPAC Technologies Corp.
Hudson, Ohio
We have audited the accompanying consolidated balance sheets of DPAC Technologies Corp. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DPAC Technologies Corp. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

MALONEY + NOVOTNY LLC

Cleveland, Ohio
April 15, 2010

DPAC Technologies Corp.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,870	$17,532
Accounts receivable, net	1,159,122	1,124,598
Inventories	898,418	1,076,739
Prepaid expenses and other current assets	37,358	73,914

Total current assets	2,142,768	2,292,783

PROPERTY, net	631,769	745,756

FINANCING COSTS, net	68,291	101,911
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
AMORTIZABLE INTANGIBLE ASSETS, net	121,664	621,684
OTHER ASSETS	16,133	18,817

TOTAL	$9,386,128	$10,186,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,425,243
Current portion of long-term debt	320,000	230,000
Accounts payable	1,127,512	1,513,568
Put warrant liability	110,900	100,300
Other accrued liabilities	512,410	367,144

Total current liabilities	3,570,822	3,636,255

LONG-TERM LIABILITIES:

Ohio Development loan, less current portion	1,971,972	2,106,724
Subordinated debt, less current portion	1,191,724	1,160,649

Total long-term liabilities	3,163,696	3,267,373

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 15% series A preferred stock, $100 par value; 30,000 shares authorized; 30,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,499,203	2,499,203
Common stock, no par value - 500,000,000 shares authorized; 109,414,896 shares issued and outstanding at December 31, 2010 and 2009	5,755,728	5,687,232
Preferred stock dividends distributable in common stock; 32,580,930 and 3,571,429 common shares at December 31, 2010 and 2009, respectively	465,000	50,000
Accumulated deficit	(6,068,321)	(4,953,609)

Total stockholders’ equity	2,651,610	3,282,826

TOTAL	$9,386,128	$10,186,454

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

NET SALES	$7,847,465	$6,807,418

COST OF GOODS SOLD	4,694,840	4,008,510

GROSS PROFIT	3,152,625	2,798,908

OPERATING EXPENSES
Sales and marketing	782,965	824,659
Research and development	733,065	775,106
General and administrative	1,111,266	1,247,519
Amortization of intangible assets	538,348	509,185
Restructuring charges	—	12,097

Total operating expenses	3,165,644	3,368,566

LOSS FROM OPERATIONS	(13,019)	(569,658)

OTHER (INCOME) EXPENSES:
Interest expense	641,093	579,553
Fair value adjustment for put warrant liability	10,600	(15,800)

Total other expenses	651,693	563,753

LOSS BEFORE INCOME TAX PROVISION	(664,712)	(1,133,411)

INCOME TAX PROVISION	—	—

NET LOSS	(664,712)	(1,133,411)

PREFERRED STOCK DIVIDENDS	450,000	210,939

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,114,712)	$(1,344,350)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	109,415,000	104,367,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

					Preferred stock
					dividends
	Preferred Stock		Common Stock		distributable in	Accumulated
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Total

BALANCE AT DECEMBER 31, 2008	21,250	2,014,203	98,006,343	5,376,609	47,813	(3,609,259)	3,829,366

ISSUANCE OF PREFERRED STOCK	8,750	485,000					485,000

PREFERRED STOCK DIVIDENDS PAID OR DISTRIBUTABLE IN COMMON STOCK			11,408,553	191,252	2,187	(210,939)	(17,500)

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS				119,371			119,371

NET LOSS						(1,133,411)	(1,133,411)

BALANCE AT DECEMBER 31, 2009	30,000	$2,499,203	109,414,896	$5,687,232	$50,000	$(4,953,609)	$3,282,826

PREFERRED STOCK DIVIDENDS DISTRIBUTABLE IN COMMON STOCK					415,000	(450,000)	(35,000)

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS				68,496			68,496

NET LOSS						(664,712)	(664,712)

BALANCE AT DECEMBER 31, 2010	30,000	$2,499,203	109,414,896	$5,755,728	$465,000	$(6,068,321)	$2,651,610

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(664,712)	$(1,133,411)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	683,804	594,997
Provision for bad debts	(3,195)	(23,773)
Provision for excess inventory	165,550	48,000
Accretion of discount and success fees on debt	48,334	58,385
Amortization of deferred financing costs	46,675	50,068
Fair value adjustment for put warrant liability	10,600	(15,800)
Non-cash compensation expense	68,496	119,371

Changes in operating assets and liabilities:
Accounts receivable	(31,329)	(214,336)
Inventories	12,771	41,208
Prepaid expenses and other assets	39,240	(33,079)
Accounts payable	(386,056)	616,464
Accrued restructuring charges	—	(42,366)
Other accrued liabilities	132,005	(69,756)

Net cash provided by (used in) operating activities	122,183	(4,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from sales of assets	—	190,901
Property additions	(69,797)	(37,140)
Developed software	—	(29,282)

Net cash provided by (used in) investing activities:	(69,797)	124,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	74,757	243
Repayments on Ohio Development loan	(31,250)	(104,167)
Repayments of Subordinated Debt	(35,000)	(20,000)
Financing costs incurred	(13,055)	(19,900)
Principal payments on capital lease obligations	—	(3,252)
Preferred stock dividends paid in cash	(17,500)	—
Net proceeds from issuance of preferred stock	—	35,000

Net cash used in financing activities	(22,048)	(112,076)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,338	8,375

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	17,532	9,157

CASH and CASH EQUIVALENTS, END OF PERIOD	$47,870	$17,532

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$494,467	$463,397

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock fees and dividends paid in common stock	$415,000	$143,149

Issuance of preferred stock for acquisition of SocketSerial assets	$—	$450,000

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
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation.
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include continued operating losses, deficit working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matures on May 31, 2011. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The Company’s continued ability to obtain financing may be unavailable when needed. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
Liquidity
At December 31, 2010, the Company had a cash balance of $48,000 and a deficit in working capital of $1,428,000. This compares to a cash balance of $18,000 and a deficit in working capital of $1,343,000 at December 31, 2009. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. For 2010, the Company reported a net loss of $665,000, which included the following non-cash operating expenses: depreciation and amortization of $684,000, provision for excess inventory of $166,000, non-cash compensation for stock options of $68,000, and non-cash interest expense of $95,000. For the year ended December 31, 2009, the Company reported a net loss of $1,133,000, which included the following non-cash operating expenses: depreciation and amortization of $595,000, provision for excess inventory of $48,000, non-cash compensation expense for stock options of $119,000, and non-cash interest expense of $108,000.
The Company has taken the following actions to reduce expenses and increase capital: In the third quarter of 2008, the Company reduced its cash operating expenses to align its cost structure with then current economic conditions and a downturn in the Company’s revenue levels, resulting in annualized operating cost savings of approximately $600,000. During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations. In March of 2011, the Company entered into a Fourth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to May 31, 2011.
Going forward, the Company is dependent on financing its operations from through the contribution generated from future revenues and the use of its bank line of credit. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders during 2010, resulting in a 15% increase in net sales for 2010 compared to 2009, and a 23% increase in the size of its backlog of firm orders from $540,000 at December 31, 2009 to $664,000 at December 31, 2010. However, a further downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. The Company is currently talking to a number of other potential lenders with the intent of replacing the bank line of credit, which matures on May 31, 2011, with a new facility; however, we have not at this time received a commitment from another source that could replace the Bank line in its entirety. The Company may find it necessary to raise additional capital to fund its operations; however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

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
Management estimates an allowance for doubtful accounts, which was $23,479, and $26,674 as of December 31, 2010 and 2009, respectively. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company incurred $0 and $1,000 of bad debt expense for the years ended December 31, 2010 and 2009, respectively. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2010 and 2009 totaled $3,195 and $23,773, respectively.
Inventories
Inventories, consisting principally of raw materials, sub-assemblies and finished goods, are stated at the lower of average cost or market. The Company regularly monitors inventories for excess or obsolete items and records a provision to write-down excess or obsolete items as required. At the end of each reporting period, the Company compares its inventory on hand to its forecasted requirements for the next twelve month period and the Company writes-off the cost of any inventory that is surplus, less any amounts that the Company believes it can recover from the disposal of such inventory. The Company’s sales forecasts are based upon historical trends, customer communications, and data regarding market trends and dynamics. Changes in the amounts recorded for surplus or obsolete inventory are included in cost of goods sold.
Property
Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 3 to 11 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the improvements or the term of the related lease.
Capitalized Developed Software
Certain software development costs are capitalized after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. The Company capitalized software development costs of $0 and $29,282 for the years ended December 31, 2010 and 2009, respectively.

Financing Costs
Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest method. Amortization expense totaled approximately $46,675 and $50,068 for the years ended December 31, 2010 and 2009, respectively.
Long-lived Assets
The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the assets’ carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operations.
Goodwill and Intangible Assets
Goodwill and indefinite lived intangible assets are tested for impairment annually at December 31st or more frequently when events or circumstances indicate that the carrying value of the Company’s single reporting unit more likely than not exceeds its fair value. The Company utilizes the two step test as required to assess goodwill for impairment. The first step of the goodwill impairment test consists of comparing the carrying value of the reporting unit to its fair value. Management estimates the fair value of the Company using an average of two methods and compares the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment exists. The Company utilizes methods that focus on its ability to produce income (“Income Approach”) and the estimated consideration it would receive if there were a sale of the Company (“Market Approach”). Key assumptions utilized in the determination of fair value in step one of the test included the following: the Company’s market capitalization; market multiples of comparable companies within its industry; revenue and expense forecasts used in the evaluation are based on trends of historical performance and management’s estimate of future performance; cash flows utilized in the discounted cash flow analysis are estimated using a weighted average cost of capital determined to be appropriate for the Company. Based on the Company’s analysis for impairment at December 31, 2010, the estimated fair value of the Company significantly exceeded its carrying value; therefore there was no impairment of goodwill and other indefinite lived intangibles. Consequently, the second step of the impairment test was not necessary.
Amortizable Intangible Assets
At December 31, 2010, amortizable intangible assets consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
Developed technology	$2,450,094	$(2,368,430)	$81,664
Customer list	50,000	(10,000)	40,000

	$2,500,094	$(2,378,430)	$121,664

At December 31, 2009 amortizable intangible assets consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
Developed technology	$2,450,094	$(1,878,410)	$571,684
Customer list	50,000	—	50,000

	$2,500,094	$(1,878,410)	$621,684

The developed technology was acquired in the DPAC — Quatech merger on February 28, 2006. The fair value was determined to be $2,450,094 at the acquisition date and is being amortized over its estimated life of 5 years. The fair value for the customer list acquired with the SocketSerial product line acquisition on September 30, 2009 of $50,000 is being amortized over its expected life of 5 years.
Total amortization expense related to the above assets was $500,020 and $490,020 for the years ended December 31, 2010 and 2009, respectively.

Revenue Recognition
Revenue on sales to customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Revenue on sales to distributors where a right of return exists is recognized upon “sell-through,” when products are shipped from the distributor to the distributor’s customer. Revenue related to those products in our distribution channel at the end of each reporting period which has not sold-through is deferred. The amount of deferred revenue included in other accrued liabilities on the Company’s balance sheet was $68,587 and $9,991 at December 31, 2010 and 2009, respectively.
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
Advertising Costs
The cost of advertising is charged to expense as incurred. Advertising expense for the years ended December 31, 2010 and 2009 totaled approximately $77,000 and $64,000, respectively.
Shipping and Handling Costs
The costs of shipping and handling billed to customers in sale transactions are recorded as revenue. Costs incurred for shipping and handling to customers are reported in cost of good sold. Total shipping and handling costs incurred to ship goods to customers were approximately $82,000 and $68,000 for the years ended December 31, 2010 and 2009, respectively.
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
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized. During the years ended December 31, 2010 and 2009, the Company recorded a full valuation allowance associated with its net deferred tax assets.
The Company adheres to the provisions of ASC 740, “Income Taxes”. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.
As of December 31, 2010, the Company’s prior three income tax years remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.
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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

	2010	2009

Shares used in computing basic net income (loss) per share	109,415,000	104,367,000
Dilutive effect of stock options and warrants (1)(2)	—	—

Shares used in computing diluted net income (loss) per share	109,415,000	104,367,000

(1)
For the 2010 and 2009 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in these years and thus no potential common shares underlying stock options, warrants, or convertible preferred stock have been included in the net loss per share calculation. Options and warrants to purchase 8,513,000 and 8,181,000 shares of Common Stock in 2010 and 2009, respectively, have been omitted from the loss per share calculation as their effect is anti-dilutive.

(2)
Also excluded from both the 2010 and 2009 period computations are approximately 32 million common shares issuable for payment of accrued preferred stock dividends payable at December 31, 2010, and the potential of approximately 71 million common shares that would have been issued upon the conversion of the total number of shares of Preferred Stock outstanding at each date at the option of the preferred shareholders.

The number of shares of common stock, no par value, outstanding at both December 31, 2010 and 2009 was 109,414,896. Additionally, there were unissued accrued dividend shares of 32,580,930 and 3,571,429 issuable at December 31, 2010 and 2009, respectively. The Company issued the 32,580,930 shares on March 28, 2011.
Preferred Stock
At December 31, 2010 the Company had outstanding 30,000 shares of convertible, voting, cumulative, 15% Series A preferred stock. Dividends accrue and are payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Since the Company was not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange as of December 31, 2009, effective beginning January 1, 2010, dividends accrue and are to be paid quarterly in arrears at the annual rate of 15%. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. During the year ended December 31, 2009, the Company issued 11,408,553 common shares in payment of dividends of $191,252. At December 31, 2010, the Company had accrued dividends of $482,500, of which $465,000 is distributable in common stock, equating to 32,580,930 common shares issuable, and $17,500 of which is accrued to be paid in cash. The Company did not issue any common shares during the year ended December 31, 2010. At December 31, 2009, The Company had accrued dividends of $67,500, of which $50,000 was distributable in common stock, equating to 3,571,429 common shares issuable, and $17,500 of which was accrued to be paid in cash.
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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability:
December 31, 2010	$110,900	—	$110,900	—

December 31, 2009	$100,300	—	$100,300	—

Success Fee:
December 31, 2010	$18,319	—	$18,319	—

December 31, 2009	—	—	—	—

The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a loss of $10,600 and a gain of $15,800 for the years ended December 31, 2010 and 2009, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price. There was no change in the valuation technique used by the Company since the last reporting period.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 5.5%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied by the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded a liability of $18,319 and $0 for the success fee as of December 31, 2010 and 2009, respectively. There was no change in the valuation technique used by the Company since the last reporting period.
Comprehensive Income
The Company had no items of other comprehensive income for 2010 and 2009.
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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), “Compensation—Stock Compensation (Topic 718).” ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”. ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.
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
The Assets were acquired for a purchase price of $500,000, of which $450,000 was payable at closing, and a contingent $50,000 payment would have become payable upon the attainment by Quatech of $250,000 in quarterly sales revenue from the sale of SocketSerial products in any quarter through the quarter ending December 31, 2010. No sales of the SocketSerial products attained the $250,000 threshold in any quarterly period through December 31, 2010; therefore the contingent $50,000 is not payable. The purchase price was allocated as follows:

Equipment	$10,000
Developed embedded software	390,000
Customer list	50,000

Total	$450,000

The acquired Assets were not placed fully into service until December 31, 2009 and will begin being depreciated in January 2010 under their respective lives, estimated to be 5 years, on a straight line basis.

NOTE 3 — INVENTORIES
Inventory components at year-end are shown in the following table:

	2010	2009
Finished goods	$613,009	$761,600
Raw materials and sub-assemblies	285,409	315,139

	$898,418	$1,076,739

Purchases of finished assemblies from three major vendors represented 37%, 30% and 11% of the total inventory purchased in 2010 and purchases from two major vendors represented 43% and 23% of inventory purchased in 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 4 — PROPERTY
At December 31, 2010 and 2009, property consisted of the following:

	2010	2009
Leasehold improvements	$103,714	$103,714
Machinery and equipment	380,773	328,197
Computer software and equipment	628,683	611,462
Office furniture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,774,429	1,704,632
Less: Accumulated depreciation	(1,142,660)	(958,876)

Net property	$631,769	$745,756

Depreciation expense totaled approximately $184,000 and $86,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 — INCOME TAXES
The income tax benefit consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Current:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred:
Federal	(225,654)	(375,602)
State	(26,547)	(44,188)

Total deferred	(252,201)	(419,790)
Change in valuation allowance	252,201	419,790

Deferred income tax provision — net	—	—

Total income tax provision	$—	$—

At December 31, 2010 and 2009, net deferred tax balances consisted of the following:

	2010	2009
Deferred tax assets related to:
Accounts receivable	$8,922	$10,136
Accrued expenses	43,338	40,911
Inventory	169,489	115,853
Intangibles	740,246	646,507
General business credits	135,562	135,562
Nonqualified stock options	88,635	62,606
Stock warrants	42,142	38,114
Net operating loss caryforward	4,676,969	4,507,300

	5,905,303	5,556,989
Valuation allowance	(4,712,578)	(4,460,376)

Deferred tax assets, net	1,192,725	1,096,613

Deferred tax liabilities related to:
Property, plant and equipment	(75,144)	(33,743)
Intangibles	(1,117,581)	(1,062,870)

Deferred tax liabilities, net	(1,192,725)	(1,096,613)

Deferred taxes, net	$—	$—

Amounts included in balance sheets:
Current deferred tax assets	$—	$—
Long-germ deferred tax liability	—	—

Deferred taxes, net	$—	$—

Included in the total deferred tax assets, the Company has an income tax carryforward for federal net operating losses. The cumulative federal net operating loss carryforward of approximately $12,308,000 expires through 2030; however, as a result of the merger between Quatech, Inc. and DPAC Technologies Corp, a substantial portion of DPAC’s federal net operating loss carryforward is subject to the provisions of Sec. 382 of the Internal Revenue Code (IRC), and therefore, is not available for immediate benefit to the company. Management has not yet determined the final impact of the IRC Sec. 382 limitation on the federal net operating loss carryforward. The realization of the Company’s deferred tax assets, including this federal net operating loss, and the related valuation allowance are significant estimates requiring assumptions regarding the sufficiency of future taxable income to realize the future tax deduction from the reversal of deferred tax assets and the net operating loss prior to their expiration. The valuation allowance has been provided based upon the Company’s assessment of future realizability of certain deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. The net increase in the valuation allowance was $252,201 for 2010 and $419,790 for 2009. The amount of the corresponding valuation allowance could change significantly in the near term if estimates of future taxable income are changed.

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. The 2010 and 2009 valuation allowances were calculated using an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence evaluated by management included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company’s net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
A reconciliation of the Company’s effective tax rate compared to the federal statutory rate is as follows:

	2010	2009
Federal statutory rate	(34)%	(34)%
State taxes	0	0
Valuation allowance	34	34
Other	0	0

	0%	0%

NOTE 6 — DEBT
At December 31, 2010 and 2009, outstanding debt consisted of the following:

	2010	2009

Revolving credit facility	$1,500,000	$1,425,243

Long term debt:
Ohio Development Loan:
Principal balance	$1,906,268	$1,933,279
Accrued participation fee	190,704	173,445

	2,096,972	2,106,724
Less: current portion	(125,000)	—

Net long-term portion	1,971,972	2,106,724

Subordinated debt:
Principal balance	$1,395,000	$1,430,000
Accrued success fee	18,319	—
Less: Unamortized discount for stock warrants	(26,595)	(39,351)

	1,386,724	1,390,649
Less: current portion	(195,000)	(230,000)

Net long-term portion	$1,191,724	$1,160,649

Total Current Portion of Long-term Debt	$320,000	$230,000

Total Net Long-term Debt	$3,163,696	$3,267,373

Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum facility of $1,500,000 working capital line of credit through May 31, 2011. At December 31, 2010, the facility had a floating interest rate at the 30 day LIBOR (.26% at December 31, 2010) plus 8.5%. Per the terms of the Third Amendment to Credit Facility, the line expired on December 15, 2010. In March 2011, the Company entered into a Fourth Amendment (“Amendment”) to Credit Agreement, effective as of December 15, 2010, extending the maturity date to May 31, 2011, and maintaining the interest rate at the LIBOR Rate, plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. The Company is obligated to pay to the Bank an extension fee of $17,500 per the terms of the Fourth Amendment, with $7,500 due with the signing of the agreement and $10,000 due at maturity. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at December 31, 2010 the Company had availability to draw up to the maximum line amount of $1,500,000. For 2010, the average debt balance on the line of credit was $1,500,000 and the weighted average interest rate was 8.75%. The Credit Facility is secured by substantially all of the assets of the Company and expires on May 31, 2011.
As of December 31, 2010, we were not in compliance with certain of our bank financial covenants, which included purchasing assets in excess of $100,000.00 from Socket Mobile, Inc. through the assistance of Development Capital Venture, L.P. without the express written consent of the bank. These defaults were waived by Fifth Third Bank by agreement (entered into in March, 2011), but any other events of default were not waived. Each of the loan agreements with Canal Mezzanine Partners and the State of Ohio provide for cross-default of such loans in the event the Company defaults on a material agreement (such as the Bank credit facility) under certain terms. Further, each of the loan agreements provide for restrictive covenants, including the incurrence of additional indebtedness and certain equity financings, which restrict the Company’s ability to access other sources of liquidity, absent refinancing all of the existing indebtedness. The Company is currently talking to a number of other potential lenders with the intent of replacing the bank line of credit with a new facility; however, we have not at this time received a commitment from another source that could replace the Bank line in its entirety. The Bank line currently is set to mature in May, 2011. Additionally, the Canal Mezzanine and State of Ohio loan agreements contain provisions that accelerate the maturity and repayment of outstanding borrowings upon the acceleration of the Bank debt.
Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. During the second quarter of 2010, the repayments terms of the note were modified by means of an Allonge to the original instrument and provided a new debt amortization table. The modification deferred all monthly principal payments for a period of 11 months from October 2009 through September 2010 and extended the maturity date of the note. Per the modified agreement, the Company was obligated to make only monthly interest payments from November 2009 through September 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due in January 2013. The Company is current on all payments through December 31, 2010. At maturity, Quatech is obligated to pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
Subordinated Debt
On January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), for $1,200,000. The subordinated note has a stated annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA, to be paid at maturity or a triggering event, and for issuance of warrants entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price. At December 31, 2010, the Company was not in compliance with the Funded Debt to EBITDA covenant. Subsequent to year end and effective December 31, 2010, the covenant was modified to read equal to or less than 5.0, with which the Company is in compliance, and expects to be able to remain in compliance with. In conjunction with the covenant modification and effective March 1, 2011, the interest rate was increased from 13% to 16% per annum.
In October 2008, the Company entered into an Amendment to the Agreement providing for a second tranche of Senior Subordinated Debt financing from Canal of $250,000, which was due and payable on February 15, 2009. In March 2010, the Company and Canal came to agreement, effective November 1, 2009, that established a modified payment schedule and increased the interest rate from 13% to 16% per annum. The Company repaid $55,000 of the principal balance. In April 2011, the Company and Canal came to agreement modifying the maturity date to July 31, 2011.
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

The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 6.0%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. $18,319 was accrued for the success fee was accrued at December 31, 2010 based on the formula calculation and no success fees were accrued as of December 31, 2009.
Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the Hillstreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued a 10-year warrant (“Put Warrant”) for 5,443,457 common shares at an exercise price of $0.00001 per share. The warrant expires on February 28, 2016. The Put Warrant continues to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company values the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrant as a liability and changes in the fair value of the warrant are recognized in the earnings of the Company. The Company recognized a loss of $10,600 and a gain of $15,800 for the years ended December 31, 2010 and 2009, respectively, related to the change in value of the put warrant liability. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.
The aggregate amounts of combined long term debt, excluding the put warrant liability, maturing as of December 31st in future years is $320,000 in 2011, $125,000 in 2012, and $3,039,000 in 2013.
Interest expense incurred of $641,000 for the year ended December 31, 2010 included the following non-cash charges: accretion of participation and success fees of $35,000, amortization of deferred financing costs of $47,000, and amortization of the discount for warrants of $13,000.
Interest expense incurred of $580,000 for the year ended December 31, 2009 included the following non-cash charges: accretion of participation fees of $46,000, amortization of deferred financing costs of $50,000, and amortization of the discount for warrants of $13,000.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and operation facilities in Hudson, Ohio under an operating lease arrangement that expires on March 31, 2014. The minimum annual rentals under this lease are being charged to expense on a straight line basis over the lease term. Deferred rents were $8,775 as of December 31, 2010 and $13,500 as of December 31, 2009. The facility lease requires additional payments for property taxes, insurance and maintenance costs. Additionally, the Company leases certain equipment under operating leases. The Company had no capital leases as of December 31, 2010. The following table summarizes the future minimum payments under the Company’s operating leases at December 31, 2010:

Fiscal Year Ending	Operating

2011	$160,000
2012	160,000
2013	160,000
2014	40,000

Total minimum lease payments	$520,000

Rent expense under operating leases was approximately $109,000 and $122,000 for the years ended December 31, 2010 and 2009, respectively. The amounts for both 2010 and 2009 are net of rental receipts of $59,000 as the Company has sublet a portion of its facility in Hudson, OH to one of its contract manufacturers.
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
The Company has written severance agreements with the current CEO and CFO that provide for compensation equivalent to one year of compensation and six months of compensation, respectively, should either individual be terminated for any reason other than cause.
NOTE 8 — STOCK OPTION PLANS
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan initially called for options to purchase 15,000,000 shares with an increase to the total number of options available in the plan of 4% of the number of outstanding shares of common stock each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At December 31, 2010, 22,655,000 shares were available for future grants under the Plan. Subsequent to year end and prior to the termination date of the plan, the Company issued 9,100,000 options shares.
Options issued under this Plan are granted with exercise prices at fair market value and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
During the years ended December 31, 2010 and 2009, the Company recognized compensation expense for stock options of $68,496 and $119,371. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at December 31, 2010 was $46,000, which is expected to be recognized over a weighted-average period of 0.7 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2010(1)	2009

Expected life	N/A	6.5 years
Volatility	N/A	297%
Interest rate	N/A	2.0%
Dividends	N/A	None

(1)	No options were granted during the year ended December 31, 2010.
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the years ended December 31, 2010 and 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregrate
	Number of	Exercise	Contractural	Intrinsic
	Shares	Price	Life	Value
Outstanding — December 31, 2008	12,882,125	$0.86
Granted (weighted-average fair value of $0.03)	2,050,001	$0.03
Exercised	—	$0.00
Canceled	(381,190)	$1.04

Outstanding — December 31, 2009	14,550,936	$0.42
Granted	—	$0.00
Exercised	—	$0.00
Canceled	(1,766,237)	$1.93

Outstanding — December 31, 2010	12,784,699	$0.21	5.1 Years	$—

Exercisable — December 31, 2010	10,822,199	$0.24	4.8 Years	$—

No options were exercised in 2010 or 2009.
The outstanding and exercisable options at December 31, 2010 presented by price range are as follows:

		Options Outstanding			Options Exercisable
			Weighted-	Wgt. Avg.		Weighted-
			Average	Remaining		Average
Range of		Number	Exerciese	Contractual	Number	Exercise
Exercise Prices		Outstanding	Price	Life	Exercisable	Price
$0.01	$0.03	3,645,333	$0.03	4.5	3,645,333	$0.03
$0.04	$0.10	6,717,566	$0.07	6.1	4,755,066	$0.07
$0.11	$0.25	960,000	$0.16	5.2	960,000	$0.16
$0.26	$7.56	1,461,800	$1.38	1.8	1,461,800	$1.38

		12,784,699	$0.21	5.1	10,822,199	$0.24

NOTE 9 — CONCENTRATION OF CUSTOMERS
No single customer accounted for more than 10% of net sales for 2010 and one customer accounted for 11% of net sales in 2009. No single customer accounted for more than 10% and one customer accounted for 13% of accounts receivable at December 31, 2010 and 2009, respectively.
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
The Company had export sales that accounted for 26% and 23% of total net sales in 2010 and 2009, respectively. Export sales were primarily to Western European countries, Canada, Brazil, and Singapore. Foreign sales are made in U.S dollars. All long-lived assets are located in the United States.

NOTE 11 — EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan covering substantially all employees. The Company matches 25% of employee deferral contributions up to 6% of eligible wages, as defined. The Company contributed matching contributions of approximately $11,000 and $15,000 in the years ended December 31, 2010 and 2009, respectively.
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