Form 10-Q
period 2011-03-31
DPAC TECHNOLOGIES CORP
filed 2011-05-13
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of April 28, 2011 was 141,995,826.

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

Item 1. Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,060	$47,870
Accounts receivable, net	1,152,661	1,159,122
Inventories	973,168	898,418
Prepaid expenses and other current assets	130,653	37,358

Total current assets	2,312,542	2,142,768

PROPERTY, net	591,650	631,769

DEFERRED FINANCING COSTS, net	60,096	68,291
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
AMORTIZABLE INTANGIBLE ASSETS, net	37,000	121,664
OTHER ASSETS	16,133	16,133

TOTAL	$9,422,924	$9,386,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,500,000
Short term note	35,088	—
Current portion of long-term debt	320,000	320,000
Accounts payable	1,206,790	1,127,512
Put warrant liability	119,100	110,900
Other accrued liabilities	614,451	512,410

Total current liabilities	3,795,429	3,570,822

LONG-TERM LIABILITIES:
Ohio Development loan, less current portion	1,945,037	1,971,972
Subordinated debt, less current portion	1,176,594	1,191,724

Total long-term liabilities	3,121,631	3,163,696

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 15% series A preferred stock, $100 par value; 30,000 shares authorized; 30,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	2,499,203	2,499,203
Common stock, no par value, 500,000,000 shares authorized; 141,995,826 and 109,414,896 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6,266,018	5,755,728
Preferred stock dividends distributable in common stock; 2,250,883 and 32,580,930 common shares at March 31, 2011 and December 31, 2010, respectively	112,500	465,000
Accumulated deficit	(6,371,857)	(6,068,321)

Total stockholders’ equity	2,505,864	2,651,610

TOTAL	$9,422,924	$9,386,128

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended:
	March 31,	March 31,
	2011	2010

NET SALES	$2,012,419	$1,769,020

COST OF GOODS SOLD	1,173,045	927,027

GROSS PROFIT	839,374	841,993

OPERATING EXPENSES
Sales and marketing	237,107	175,431
Research and development	214,096	187,727
General and administrative	343,525	289,876
Amortization of intangible assets	94,246	132,087

Total operating expenses	888,974	785,121

INCOME (LOSS) FROM OPERATIONS	(49,600)	56,872

OTHER EXPENSES:
Interest expense	133,236	152,692
Fair value adjustment for put warrant liability	8,200	—

	141,436	152,692

LOSS BEFORE INCOME TAX PROVISION	(191,036)	(95,820)

INCOME TAX PROVISION	—	—

NET LOSS	$(191,036)	$(95,820)

PREFERRED STOCK DIVIDENDS	112,500	112,500

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(303,536)	$(208,320)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	120,275,000	109,415,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,036)	$(95,820)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,783	170,681
Provision for obsolete inventory	12,000	12,000
Accretion of discount and success fees on debt	(10,815)	7,504
Amortization of deferred financing costs	8,195	9,151
Fair value adjustment for put warrant liability	8,200	—
Non-cash compensation expense	45,290	19,677

Changes in operating assets and liabilities:
Accounts receivable	6,461	(41,441)
Inventories	(86,750)	115,294
Prepaid expenses and other assets	(93,295)	(53,757)
Accounts payable	79,278	(392,612)
Other accrued liabilities	102,041	271,853

Net cash provided by operating activities	8,352	22,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(4,000)	(19,230)

Net cash used in investing activities:	(4,000)	(19,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	74,757
Net borrowing under short term notes	35,088	35,060
Repayments on Ohio Development loan	(31,250)	—
Repayments on Subordinated Debt	—	(25,000)
Dividends paid	—	(17,500)

Net cash provided by financing activities	3,838	67,317

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,190	70,617

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	47,870	17,532

CASH & CASH EQUIVALENTS, END OF PERIOD	$56,060	$88,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$126,212	$96,246

Accrued preferred stock dividends distributable in common stock	$112,500	$95,000

Common stock issued in payment of preferred stock dividends	$465,000	$—

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
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include recent operating losses, deficit working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matures on May 31, 2011. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve and maintain positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
Liquidity
At March 31, 2011, the Company had a cash balance of $56,000 and a deficit in working capital of $1,483,000. At December 31, 2010, the Company had a cash balance of $48,000 and a deficit in working capital of $1,428,000. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first three months of 2011, the Company reported a net loss of $191,000, which included the following non-cash operating expenses: depreciation and amortization of $129,000, non-cash compensation expense for stock options of $45,000, and a charge of $8,200 for the put warrant adjustment. For 2010, the Company reported a net loss of $665,000, which included the following non-cash operating expenses: depreciation and amortization of $684,000, provision for excess inventory of $166,000, non-cash compensation expense for stock options of $68,000, and non-cash interest expense of $95,000.
The Company has taken the following actions to reduce expenses and increase capital: During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations. In March 2011, the Company entered into a Fourth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to May 31, 2011.
Going forward, the Company is dependent on financing its operations from the contributions generated from future revenues and the use of its bank line of credit. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders over shipments during the first three months of 2011, resulting in a 81% increase in the size of its backlog of firm orders from $664,000 at December 31, 2010 to $1,200,000 at the beginning of the second quarter of 2011. However, a downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. The Company is currently talking to its current lender to extend the maturity date and also to a number of other potential lenders with the intent of replacing the bank line of credit, which matures on May 31, 2011 (as previously reported on the Company’s Current Report on Form 8-K, filed March 31, 2011).The Company was fully drawn on its line of credit at March 31, 2011. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
All intercompany transactions and balances have been eliminated in consolidation.
For further information, refer to the audited financial statements and footnotes thereto of DPAC for the year ended December 31, 2010 which were filed on Form 10-K on April 15, 2011.
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability
March 31, 2011	$119,100	—	$119,100	—

December 31, 2010	$110,900	—	$110,900	—

Success Fee
March 31, 2011	$—	—	$—	—

December 31, 2010	$18,319	—	$18,319	—

The Company values the put warrant liability at the end of each reporting period by calculating the difference between the put price per share as defined in the Warrant Agreement and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized a loss of $8,200 for the three months ended March 31, 2011 and no gain or loss for the comparable period in 2010, related to the change in value of the put warrant liability. In the current year period, the Company calculated the put price per share by using the Company’s stock book value as defined in the Warrant Agreement, resulting in a per share value of $0.019. In prior periods, the Company has used the closing stock price to value the put warrant liability as it has approximated the per share book value. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 6.0%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of March 31, 2011, resulting in a gain of $18,319 for the three months ended March 31, 2011. There was no change in the valuation technique used by the Company since the last reporting period.
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
In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The provision was adopted and did not have a material effect on the financial position, results of operations or cash flows of the Company.
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), “Compensation—Stock Compensation (Topic 718).” ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.
In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”. ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of the provisions of ASU 2010-28 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$710,447	$613,009
Raw materials and sub-assemblies	262,721	285,409

	$973,168	$898,418

Purchases of finished assemblies and components from three major vendors represented 40%, 29% and 22% of the total inventory purchased in the three months ended March 31, 2011, and four vendors accounted for 36, 24%, 12% and 12% for the three month period ended March 31, 2010. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 3 — Property
Property consists of the following:

	March 31,	December 31,
	2011	2010
Leasehold improvements	$103,714	$103,714
Machinery and equipment	384,773	380,773
Computer software and equipment	628,683	628,683
Office funiture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,778,429	1,774,429
Less: accumulated depreciation and amortization	(1,186,779)	(1,142,660)

Net property	$591,650	$631,769

NOTE 4 — Debt
At March 31, 2011 and December 31, 2010, outstanding debt is comprised of the following:

	March 31,	December 31,
	2011	2010

Revolving credit facility	$1,500,000	$1,500,000

Long term debt:
Ohio Development Loan:
Principal balance	$1,875,018	$1,906,268
Accrued participation fee	195,019	190,704

	2,070,037	2,096,972
Less: current portion	(125,000)	(125,000)

Net long-term portion	1,945,037	1,971,972

Subordinated debt:
Principal balance	$1,395,000	$1,395,000
Accrued success fee	—	18,319
Less: Unamortized discount for stock warrants	(23,406)	(26,595)

	1,371,594	1,386,724
Less: current portion	(195,000)	(195,000)

Net long-term portion	$1,176,594	$1,191,724

Total Current Portion of Long-term Debt	$320,000	$320,000

Total Net Long-term Debt	$3,121,631	$3,163,696

Revolving Credit Facility
The Company has a revolving line of credit with a Bank providing for a maximum facility of $1,500,000 working capital line of credit through May 31, 2011. At March 31, 2011, the facility had a floating interest rate at the 30 day LIBOR (.24% at March 31, 2011) plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. The Company is obligated to pay to the Bank an extension fee of $17,500 per the terms of the Fourth Amendment, which extended the line from December 15, 2010 to May 31, 2011, with $7,500 paid with the signing of the agreement in March 2011, and $10,000 due at maturity. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at March 31, 2011 the Company had availability to draw up to the maximum line amount of $1,500,000. The Credit Facility is secured by substantially all of the assets of the Company and expires on May 31, 2011.
As of March 31, 2011, we were not in compliance with certain of our bank financial covenants, which included purchasing assets in excess of $100,000.00 from Socket Mobile, Inc. through the assistance of Development Capital Venture, L.P. without the express written consent of the bank. These defaults were waived by Fifth Third Bank by agreement (entered into in March, 2011), but any other events of default were not waived. Each of the loan agreements with Canal Mezzanine Partners and the State of Ohio provide for cross-default of such loans in the event the Company defaults on a material agreement (such as the Bank credit facility) under certain terms. Further, each of the loan agreements provide for restrictive covenants, including the incurrence of additional indebtedness and certain equity financings, which restrict the Company’s ability to access other sources of liquidity, absent refinancing all of the existing indebtedness. The Company is currently talking to a number of other potential lenders with the intent of replacing the bank line of credit with a new facility; however, we have not at this time received a commitment from another source that could replace the Bank line in its entirety. The Bank line currently is set to mature in May, 2011. Additionally, the Canal Mezzanine and State of Ohio loan agreements contain provisions that accelerate the maturity and repayment of outstanding borrowings upon the acceleration of the Bank debt.

Short Term Note
The short term note is with a financial institution and was funded for $39,474 to finance insurance premiums. The note bears interest at 7.0% per annum and calls for 9 monthly payments of $4,514, beginning in March 2011.
Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. During the second quarter of 2010, the repayments terms of the note were modified by means of an Allonge to the original instrument and provided a new debt amortization table. The modification deferred all monthly principal payments for a period of 11 months from October 2009 through September 2010 and extended the maturity date of the note. Per the modified agreement, the Company was obligated to make only monthly interest payments from November 2009 through September 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due in January 2013. The Company is current on all payments through March 31, 2011. At maturity, Quatech is obligated to pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan.
Subordinated Debt
On January 31, 2008, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (“Agreement”) with Canal Mezzanine Partners, L.P. (“Canal”), for $1,200,000. The subordinated note has a stated annual interest rate of 13% and a five year maturity date. Interest only payments are payable monthly during the first five years of the note with all principal due and payable on the fifth anniversary of the note. Effective March 1, 2011, the interest rate was increased to 16%. The Agreement also provides for a formula driven success fee based on a multiple of the trailing twelve months EBITDA, to be paid at maturity or a triggering event, and for issuance of warrants entitling Canal to purchase 3% of the Company’s fully diluted shares at time of exercise at a nominal purchase price. At March 31, 2011, the Company was in compliance with the financial covenants of the agreement.
In October 2008, the Company entered into an Amendment to the Agreement providing for a second tranche of Senior Subordinated Debt financing from Canal of $250,000, which was due and payable on February 15, 2009. In March 2010, the Company and Canal came to agreement, effective November 1, 2009, that established a modified payment schedule and increased the interest rate from 13% to 16% per annum. The Company repaid $55,000 of the principal balance. In April 2011, the Company and Canal came to agreement extending the maturity date to July 31, 2011.
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
The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 6.0%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the formula calculation, there was no success fee accrued at March 31, 2011 and $18,319 was accrued at December 31, 2010.

Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions could be obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the put price as defined in the Warrant Agreement at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recorded a loss of $8,200 for the three months ended March 31, 2011, and no gain or loss was recorded for the period ended March 31, 2010, for changes in the fair value of the put warrant liability. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s determination.
The aggregate amounts of combined long term debt, exclusive of the put warrant liability and the unamortized discount for stock warrants, maturing as of March 31st in future years is $320,000 in 2012 and $3,121,631 in 2013.
NOTE 5 — Concentration of Customers
Two customers accounted for 12% and 11% and no single customer accounted for more than 10% of net sales for the three months ended March 31, 2011 and 2010, respectively. Two customers accounted for 12% and 11% of accounts receivable at March 31, 2011 and no single customer accounted for more than 10% of net accounts receivable at March 31, 2010. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	March 31,
	2011	2010
Shares used in computing basic net income per share	120,275,000	109,415,000
Dilutive effect of stock options and warrants(1)(2)	—	—

Shares used in computing diluted net income per share	120,275,000	109,415,000

(1)
Potential common shares of 13,545,000 and 8,522,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended March 31, 2011 and 2010, respectively, as the effect would be anti-dilutive.

(2)
Also excluded from both the March 31, 2011 and 2010 computations are the potential of approximately 71 million common shares that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders. Also excluded are 2,251,000 and 7,170,000 common shares distributable in payment of preferred stock dividends at March 31, 2011 and 2010, respectively.

The number of shares of common stock, no par value, outstanding at April 28, 2011 was 141,995,826.
At March 31, 2011 the Company had outstanding 30,000 shares of convertible, voting, cumulative, Series A preferred stock. Through December 31, 2009, dividends accrued and were payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Effective January 1, 2010, dividends accrue and are payable quarterly in arrears at the annual rate of 15% given that the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. At March 31, 2011, the Company has accrued dividends distributable in common stock of $112,500, which equates to approximately 2,251,000 common shares issuable, and $17,500 of accrued dividends payable in cash. In March 2011, the Company issued 32,580,930 shares of common stock in payment of accrued preferred stock dividends payable in common stock of $465,000.

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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan equal to 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At March 31, 2011, no additional shares are authorized to be granted since the plan has terminated.
Options issued under this Plan are granted with exercise prices equal to the closing stock price on the date of grant and generally vest immediately for options granted to directors and at a rate of 25% per year for options granted to employees, and expire within 10 years from the date of grant or 90 days after termination of employment.
In January 2011, the Company granted stock options under the standard plan provisions of 1,000,000 shares to directors and 8,100,000 shares to employees for a total of 9,100,000 shares granted.
During the three-month periods ended March 31, 2011 and 2010, the Company recognized compensation expense for stock options of $45,290 and $19,677 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at March 31, 2011 was $160,000, which is expected to be recognized over a weighted-average period of 1.9 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	For the Three Months
	Ended March 31,
	2011	2010 (1)
Expected life	6.5 Years	N/A
Volatility	369%	N/A
Interest rate	2.5%	N/A
Dividend yield	None	N/A

(1)	No options were granted during the three months ended March 31, 2010.
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

The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the three months ended March 31, 2011:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2010	12,784,699	$0.21
Granted	9,100,000	$0.02
Exercised	—	—
Canceled	(1,066,256)	$0.36

Outstanding — March 31, 2011	20,818,443	$0.12	7.3 Years	$451,400

Exercisable — March 31, 2011	10,755,943	$0.21	6.0 Years	$131,500

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
The Company had export sales of 21% and 29% of net sales for the three months ended March 31, 2011 and 2010, respectively. Export sales were primarily to Canada, Brazil, Singapore, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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
As of March 31, 2011, the Company’s prior three income tax years remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.
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

Risks
Period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that from time to time our operating results will be below the expectations of some investors and not above the expectations of other investors. In such events, the market price of our common stock would be adversely affected, in some proportion, and perhaps disproportionately. We ourselves have difficulties forecasting, and there are numerous risks and uncertainties concerning the timing of our customers’ initiating their production orders and the amounts of such orders, fluctuating market demand for and declines in the selling prices of similar products, decreases or increases in the costs of the components, uncertain market acceptance, our competitors, delays, or other problems with new products, software, manufacturing inefficiencies, cost overruns, fixed overhead costs, competition from new wireless products using 802.11 with newer technology, and challenges managing production from overseas suppliers, among other factors, each of which will make it more difficult for us to meet expectations.
Other primary factors that may in the future affect our results of operations include our efforts to reduce our operating expenses and our fixed overhead. Our costs in any particular period could include higher costs associated with stock-based compensation and / or higher costs associated with adjusting the liability for warrants to their fair value through earnings at each reporting period.
These risks should be read in connection with the detailed risks associated with DPAC and Quatech set forth under the caption “Risk Factors” contained in the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2011.

Results of Operations and Financial Condition
Three Months Ended March 31, 2011 and 2010
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	March 31, 2011		March 31, 2010		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$2,012,419	100%	$1,769,020	100%	$243,399	14%
COST OF GOODS SOLD	1,173,045	58%	927,027	52%	246,018	27%

GROSS PROFIT	839,374	42%	841,993	48%	(2,619)	0%
OPERATING EXPENSES
Sales and marketing	237,107	12%	175,431	10%	61,676	35%
Research and development	214,096	11%	187,727	11%	26,369	14%
General and administrative	343,525	17%	289,876	16%	53,649	19%
Amortization of intangible assets	94,246	5%	132,087	7%	(37,841)	-29%

Total operating expenses	888,974	44%	785,121	44%	103,853	13%

INCOME (LOSS) FROM OPERATIONS	(49,600)	-2%	56,872	3%	(106,472)	-187%
INTEREST EXPENSE	133,236	7%	152,692	9%	(19,456)	-13%
FAIR VALUE ADJUSTMENT FOR PUT WARRANT LIABILITY	8,200	0%	—	0%	8,200

LOSS BEFORE INCOME TAX PROVISION	(191,036)	-9%	(95,820)	-5%	(95,216)	99%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(191,036)	-9%	$(95,820)	-5%	$(95,216)	99%

PREFERRED STOCK DIVIDENDS	112,500	6%	112,500	6%	—	0%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(303,536)	-15%	$(208,320)	-12%	$(95,216)	46%

Net Sales. Net sales of $2.0 million for the quarter ended March 31, 2011 increased by $243,000 or 14% as compared to the prior year first quarter. Net sales related to the Company’s Device Connectivity products increased by $42,000, or 4%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $201,000, or 271% from the prior year period.
Gross Profit. Gross profit in absolute dollars decreased by $3,000. Gross profit as a percentage of net sales decreased from 48% to 42%, due primarily to higher variable costs, with direct material costs as a percentage of net sales increasing from 46% to 50%, due to the change in product mix. Additionally, fixed overhead costs increased by $53,000 in the current year quarter due to increased indirect material costs of $27,000, salaries and benefits of $13,000 and freight and other cost of $13,000.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2011 of $237,000 increased by $62,000 or 35% from the prior year first quarter, due to an increase in salary and commissions of 28,000, advertising of $27,000 and travel related expenses of $7,000.
Research and Development Expenses. Research and development expenses of $214,000 for the first quarter of 2011 increased by 26,000, or 14%, from the prior year period. The increase was due to higher salaries and outside consulting expenses. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses of $344,000 incurred for the first quarter of 2011 increased by $54,000 or 19% from the prior year period. The increase was due primarily to higher salary expense of $28,000 and non-cash compensation expense related to stock options of $25,000.
Amortization of Intangible Assets. Amortization expense decreased by $38,000, or 29%, due to the technology acquired in the DPAC / Quatech merger being fully amortized as of February 28, 2011. $82,000 of the current year period amortization expense is for the amortization of purchased technology acquired in the merger, and the balance of $12,000 in the current year period is the amortization of capitalized developed software and customer lists being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $133,000 during the first quarter of 2011, as compared to $153,000 for the same period in the prior year. The decrease is due to the write down of $18,000 of accrued success fees for the Subordinated Debt in the current year period. The following non-cash items are included in interest expense for the first quarter of 2011: a gain for the adjustment of accrued success fees of $14,000, amortization of deferred financing costs of $8,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the first quarter of 2010: accretion of success fees of $4,000, amortization of deferred financing costs of $9,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. The Company adjusts the liability for the HillStreet Fund put warrant to its fair value, through earnings, at the end of each reporting period. During the first quarter of 2011, the company recorded a loss of $8,200 compared to no gain or loss for the first quarter of 2010.
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
Preferred Stock Dividends. The Company has outstanding 30,000 shares of convertible, cumulative, 15% Series A preferred stock, $100 stated value.
Liquidity and Capital Resources
At March 31, 2011, the Company had a cash balance of $56,000 and a deficit in working capital of $1,483,000. At December 31, 2010, the Company had a cash balance of $48,000 and a deficit in working capital of $1,428,000. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first three months of 2011, the Company reported a net loss of $191,000, which included the following non-cash operating expenses: depreciation and amortization of $129,000, non-cash compensation expense for stock options of $45,000, and a charge of $8,200 for the put warrant adjustment. For 2010, the Company reported a net loss of $665,000, which included the following non-cash operating expenses: depreciation and amortization of $684,000, provision for excess inventory of $166,000, non-cash compensation expense for stock options of $68,000, and non-cash interest expense of $95,000.
The Company has taken the following actions to reduce expenses and increase capital: During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations. In March 2011, the Company entered into a Fourth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to May 31, 2011.
Going forward, the Company is dependent on financing its operations from through the contribution generated from future revenues and the use of its bank line of credit. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. Additionally, the Company experienced an increase in the rate of new orders over shipments during the first three months of 2011, resulting in a 81% increase in the size of its backlog of firm orders from $664,000 at December 31, 2010 to $1,200,000 at the beginning of the second quarter of 2011. However, a downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed. The Company is currently talking to a number of other potential lenders with the intent of replacing the bank line of credit, which matures on May 31, 2011, with a new facility; however, we have not at this time received a commitment from another source that could replace the Bank line in its entirety. The Company was fully drawn on its line of credit at March 31, 2011. The Company may find it necessary to raise additional capital to fund its operations, however, there can be no assurance that additional capital will be available on acceptable terms, if at all, if and when it may be needed.

The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. The facility bears a floating interest rate at the Bank’s Revolver LIBOR Rate (.24% at March 31, 2011) plus 8.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula calculation, the Company had availability to draw up to the maximum line amount of $1,500,000, of which the Company was fully drawn at March 31, 2011. The Credit Facility is secured by substantially all the assets of the Company and is scheduled to mature on May 31, 2011.
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
Net cash provided by operating activities for the three months ended March 31, 2011 was $8,000 as compared to $23,000 in the first three months of 2010. The net loss of $191,000 incurred in the first three months of 2011 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $192,000. Cash was used to increase prepaids and other assets by $93,000, and fund increases in inventories of $87,000. An increase in other accrued liabilities of $102,000 and in accounts payable of $79,000 contributed to cash.
Net cash used in investing activities for property additions was $4,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.
Net cash provided by financing activities for the three months ended March 31, 2011 was $4,000 as compared to $67,000 for the same period of 2010. Cash provided in the current year period consisted of net borrowing of $35,000 in short term notes to finance insurance premiums, partially offset by $31,000 in principal payments on the Ohio Development loan.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $50,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We capitalize certain internally developed software costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of March 31, 2011, $191,657 of software development costs were capitalized with accumulated amortization of $67,080. The assets are being amortized on a straight line basis over their estimated life of 5 years.
Goodwill and trademarks are subject to an impairment assessment annually on December 31st of each year and more often if conditions should dictate, which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill and trademarks are impaired involves judgments based upon long-term projections of future performance. The Company operates in a single business segment as a single business unit and annually reviews the recoverability of the carrying value of goodwill using the methodology prescribed in FASB guidance. Recoverability of goodwill is determined by comparing the fair value of the entire Company to the accounting value of the underlying net assets. Based on the results of the most recently completed analysis, the Company’s goodwill and trademarks were not impaired as of December 31, 2010. No event has occurred as of or since the period ended December 31, 2010 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.
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
The Company values the put warrant liability at the end of a reporting period by calculating the difference between the put price per share as defined in the Warrant Agreement and the exercise price per share multiplied by the number of warrants granted. In accordance with FASB guidance, the Company has classified the fair value of the put warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. Changes in the put price price can have a material impact to the put warrant valuation and, therefore, to our financial statements. Additionally, the actual settlement amount of the put warrant liability could differ materially from the value determined.
The Company amortizes deferred debt issuance costs using the effective interest method.

Item 4 — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report, as required by Exchange Act Rule 13a—15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: May 13, 2011	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: May 13, 2011	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.