Form 10-Q
period 2011-06-30
DPAC TECHNOLOGIES CORP
filed 2011-08-15
CIK 784770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of common stock, no par value, outstanding as of August 8, 2011 was 141,995,826.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
DPAC Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,142	$47,870
Accounts receivable, net	1,479,219	1,159,122
Inventories	1,061,059	898,418
Prepaid expenses and other current assets	82,504	37,358

Total current assets	2,641,924	2,142,768

PROPERTY, net	544,100	631,769

DEFERRED FINANCING COSTS, net	51,901	68,291
TRADEMARKS	2,583,000	2,583,000
GOODWILL	3,822,503	3,822,503
AMORTIZABLE INTANGIBLE ASSETS, net	34,000	121,664
OTHER ASSETS	16,133	16,133

TOTAL	$9,693,561	$9,386,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$1,500,000	$1,500,000
Short term note	21,930	—
Current portion of long-term debt	320,000	320,000
Accounts payable	1,594,025	1,127,512
Put warrant liability	119,100	110,900
Other accrued liabilities	553,746	512,410

Total current liabilities	4,108,801	3,570,822

LONG-TERM LIABILITIES:
Ohio Development loan, less current portion	1,918,102	1,971,972
Subordinated debt, less current portion	1,179,783	1,191,724

Total long-term liabilities	3,097,885	3,163,696

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible, voting, cumulative, 15% series A preferred stock, $100 par value; 30,000 shares authorized; 30,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	2,499,203	2,499,203

Common stock, no par value, 500,000,000 shares authorized; 141,995,826 and 109,414,896 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,281,600	5,755,728
Preferred stock dividends distributable in common stock; 4,492,469 and 32,580,930 common shares at June 30, 2011 and December 31, 2010, respectively	225,000	465,000
Accumulated deficit	(6,518,928)	(6,068,321)

Total stockholders’ equity	2,486,875	2,651,610

TOTAL	$9,693,561	$9,386,128

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the quarter ended:		For the six months ended:
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

NET SALES	$2,239,264	$1,984,488	$4,251,683	$3,753,508

COST OF GOODS SOLD	1,296,615	1,134,526	2,469,660	2,061,553

GROSS PROFIT	942,649	849,962	1,782,023	1,691,955

OPERATING EXPENSES
Sales and marketing	249,260	189,511	486,367	364,942
Research and development	177,345	194,243	391,441	381,970
General and administrative	380,290	302,234	723,815	592,110
Amortization of intangible assets	12,582	132,087	106,828	264,174

Total operating expenses	819,477	818,075	1,708,451	1,603,196

INCOME FROM OPERATIONS	123,172	31,887	73,572	88,759

OTHER (INCOME) EXPENSE:
Interest expense	157,743	160,707	290,979	313,399
Fair value adjustment for put warrant liability	—	(35,800)	8,200	(35,800)

Total other expenses	157,743	124,907	299,179	277,599

LOSS BEFORE INCOME TAXES	(34,571)	(93,020)	(225,607)	(188,840)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(34,571)	$(93,020)	$(225,607)	$(188,840)

PREFERRED STOCK DIVIDENDS	112,500	112,500	225,000	225,000

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(147,071)	$(205,520)	$(450,607)	$(413,840)

NET LOSS PER SHARE:
Net Loss — Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	141,996,000	109,415,000	131,136,000	109,415,000

See accompanying notes to consolidated financial statements.

DPAC Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,607)	$(188,840)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180,419	338,824
Provision for obsolete inventory	24,000	24,000
Accretion of discount and success fees on debt	(3,311)	15,008
Amortization of deferred financing costs	16,390	22,961
Fair value adjustment for put warrant liability	8,200	(35,800)
Non-cash compensation expense	60,872	39,354

Changes in operating assets and liabilities:
Accounts receivable	(320,097)	(26,260)
Inventories	(186,641)	139,875
Prepaid expenses and other assets	(45,146)	(6,073)
Accounts payable	466,513	(423,067)
Other accrued liabilities	41,336	200,494

Net cash provided by operating activities	16,928	100,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(5,086)	(40,084)

Net cash used in investing activities:	(5,086)	(40,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit facility	—	74,757
Net borrowing under short term notes	21,930	22,040
Repayments on Ohio Development loan	(62,500)	—
Repayment of Subordinated Debt	—	(35,000)
Financing costs incurred	—	(7,500)
Preferred stock dividends paid in cash	—	(17,500)

Net cash (used in) provided by financing activities	(40,570)	36,797

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,728)	97,189

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	47,870	17,532

CASH & CASH EQUIVALENTS, END OF PERIOD	$19,142	$114,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$272,000	$230,983

Accrued preferred stock dividends distributable in common stock	$225,000	$190,000

Common stock issued in payment of preferred stock dividends	$465,000	$—

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
Going Concern
The Company’s financial statements have been prepared on a going concern basis. Certain conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. These conditions include recent operating losses, deficit working capital balances and the inherent risk in extending or refinancing our bank line of credit, which matures on September 5, 2011. Our ability to continue as a going concern is dependent upon our ability to maintain positive cash flows from operations and to raise additional financing. Management believes that it has taken the necessary steps to achieve and maintain positive cash flows from operations, including the acquisition of a product line and reduction and management of the Company’s operating costs. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result from the outcome of this uncertainty.
Liquidity
At June 30, 2011, the Company had a cash balance of $19,000 and a deficit in working capital of $1,467,000. At December 31, 2010, the Company had a cash balance of $48,000 and a deficit in working capital of $1,428,000. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first six months of 2011, the Company reported a net loss of $226,000, which included the following non-cash operating expenses: depreciation and amortization of $180,000, non-cash compensation expense for stock options of $61,000, and a charge of $8,200 for the put warrant adjustment. For 2010, the Company reported a net loss of $665,000, which included the following non-cash operating expenses: depreciation and amortization of $684,000, provision for excess inventory of $166,000, non-cash compensation expense for stock options of $68,000, and non-cash interest expense of $95,000.
The Company has taken the following actions to reduce expenses and increase capital: During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. In June 2011, the Company entered into a Fifth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to September 5, 2011. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. However, a downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.

On August 3, 2011, DPAC and Quatech entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with B&B Electronics Manufacturing Company (“B&B”) and its wholly owned subsidiary, Q-Tech Acquisition, LLC (the “Buyer”), that provides for the sale of substantially all of the assets of Quatech (which indirectly constitute substantially all of the assets of DPAC) to the Buyer for an aggregate amount of $10.5 million in cash, subject to a working capital adjustment at the closing. The Company will use the proceeds from the sale of assets to pay-off of its debt obligations, with the Buyer assuming certain other current liabilities, including accounts payable. In connection with the execution of the Asset Purchase Agreement, on July 27, 2011, the DPAC Board of Directors unanimously approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”). Related to the Plan of Dissolution, DPAC and Quatech, as well as Development Capital Ventures, L.P., the majority shareholder of DPAC, and members of the DPAC Board of Directors who are shareholders, as well as Canal Mezzanine Partners, L.P. and The Hillstreet Fund, L.P. (“Hill Street”) and certain members of management who hold shares of common stock, agreed pursuant to an Allocation Agreement (the “Allocation Agreement”) that will become effective at the closing under the Asset Purchase Agreement, to a distribution to each holder of common stock (i) who is not as of, and has not been within 90 days prior to, the record date established with respect to such distributions, an officer or director or employee of DPAC or Quatech or (ii) who is not a party to the Allocation Agreement Immediately after the closing of the Asset Purchase Agreement, DPAC intends to begin a liquidation and winding process and DPAC will be completely dissolved at a date to be determined by the DPAC Board of Directors. See Note 12 — Subsequent Event for additional information.
Interim financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets	Observable	Unobservable
	Fair Value	for Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Put Warrant Liability
June 30, 2011	$119,100	—	$119,100	—

December 31, 2010	$110,900	—	$110,900	—

Success Fee
June 30, 2011	$—	—	$—	—

December 31, 2010	$18,319	—	$18,319	—

The Company values the put warrant liability at the end of each reporting period by calculating the difference between the put price per share as defined in the Warrant Agreement and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for the current year second quarter and a loss of $8,200 for the six months ended June 30, 2011, and recognized a gain of $35,800 for both the three and six month periods ended June 30, 2010, related to the change in value of the put warrant liability. In the current year, the Company calculated the put price per share by using the Company’s stock book value as defined in the Warrant Agreement, resulting in a per share value of $0.019. In prior periods, the Company has used the closing stock price to value the put warrant liability as it has approximated the per share book value. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined.
The Subordinated Debt Agreement, which funded on January 31, 2008, provides for a formula driven success fee equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 6.0%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the results of the above calculation, the Company recorded no liability for the success fee as of June 30, 2011, resulting in no gain or loss and a gain of $18,319 for the three and six months ended June 30, 2011, respectively. There was no change in the valuation technique used by the Company since the last reporting period.
New Accounting Pronouncements
In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company is required to submit filings with financial statement information using XBRL commencing with its June 30, 2011 quarterly report on Form 10-Q, and is permitted to file such financial statement information under an amendment to such form 10-Q if the amendment is filed no more than 30 days after the earlier of the due date or the filing date of such form.
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

NOTE 2 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$828,002	$613,009
Raw materials and sub-assemblies	233,057	285,409

	$1,061,059	$898,418

Purchases of finished assemblies and components from three major vendors represented 40%, 26% and 24% of the total inventory purchased in the six months ended June 30, 2011, and two vendors accounted for 37% and 33% for the six months ended June 30, 2010. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.
NOTE 3 — Property
Property consists of the following:

	June 30,	December 31,
	2011	2010
Leasehold improvements	$103,714	$103,714
Machinery and equipment	384,773	380,773
Computer software and equipment	629,769	628,683
Office funiture and equipment	79,602	79,602
Internally developed software	191,657	191,657
Developed embedded software	390,000	390,000

	1,779,515	1,774,429
Less: accumulated depreciation and amortization	(1,235,415)	(1,142,660)

Net property	$544,100	$631,769

NOTE 4 — Debt
At June 30, 2011 and December 31, 2010, outstanding debt is comprised of the following:

	June 30,	December 31,
	2011	2010

Revolving credit facility	$1,500,000	$1,500,000

Long term debt:
Ohio Development Loan:
Principal balance	$1,843,768	$1,906,268
Accrued participation fee	199,334	190,704

	2,043,102	2,096,972
Less: current portion	(125,000)	(125,000)

Net long-term portion	1,918,102	1,971,972

Subordinated debt:
Principal balance	$1,395,000	$1,395,000
Accrued success fee	—	18,319
Less: Unamortized discount for stock warrants	(20,217)	(26,595)

	1,374,783	1,386,724
Less: current portion	(195,000)	(195,000)

Net long-term portion	$1,179,783	$1,191,724

Total Current Portion of Long-term Debt	$320,000	$320,000

Total Net Long-term Debt	$3,097,885	$3,163,696

Revolving Credit Facility
On June 30, 2011, the Company had a revolving line of credit with a Bank providing for a maximum facility of $1,500,000 working capital line of credit with a maturity date of September 5, 2011. At June 30, 2011, the facility had a floating interest rate at the 30 day LIBOR (.19% at June 30, 2011) plus 8.5%. Interest is payable monthly on the last day of each month, until maturity. The Company is obligated to pay to the Bank an extension fee of $32,500 per the terms of the Fifth Amendment, which extended the line from May 31, 2011 to September 5, 2011, with $7,500 paid with the signing of the agreement in June 2011, and $25,000 due at maturity. All other terms and conditions of the Credit Agreement remain unchanged by the Amendment. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula, at June 30, 2011 the Company had availability to draw up to the maximum line amount of $1,500,000. The Credit Facility is secured by substantially all of the assets of the Company.
As of June 30, 2011, we were not in compliance with certain of our bank financial covenants, which included purchasing assets in excess of $100,000.00 from Socket Mobile, Inc. through the assistance of Development Capital Venture, L.P. without the express written consent of the bank. These defaults were waived by Fifth Third Bank by agreement (entered into in June, 2011), but any other events of default were not waived. Each of the loan agreements with Canal Mezzanine Partners and the State of Ohio provide for cross-default of such loans in the event the Company defaults on a material agreement (such as the Bank credit facility) under certain terms. Further, each of the loan agreements provide for restrictive covenants, including the incurrence of additional indebtedness and certain equity financings, which restrict the Company’s ability to access other sources of liquidity, absent refinancing all of the existing indebtedness. The Bank line currently is set to mature on September 5, 2011. Additionally, the Canal Mezzanine and State of Ohio loan agreements contain provisions that accelerate the maturity and repayment of outstanding borrowings upon the acceleration of the Bank debt. Further, in connection with the Asset Purchase Agreement, the Bank, as a lender to the Company, entered into a forbearance agreement with the Company, pursuant to which the Bank consented to the Company entering into the Asset Purchase Agreement and agreed to forbear from exercising certain rights under the Bank’s loan agreement with the Company through October 31, 2011.

Short Term Note
The short term note is with a financial institution and was funded for $39,474 to finance insurance premiums. The note bears interest at 7.0% per annum and calls for 9 monthly payments of $4,514, beginning in March 2011.
Ohio Development Loan
On January 27, 2006 Quatech entered into a Loan Agreement with the Director of Development of the State of Ohio pursuant to which Quatech borrowed $2,267,000 for certain eligible project financing. The State of Ohio debt accrues interest at the rate of 9.0% per year. Payments of interest only were due and payable monthly from March 2006 through February 2007. Thereafter, Quatech was obligated to make 48 consecutive monthly principal payments of $10,417 plus interest with the then balance due on February 1, 2011. During the second quarter of 2010, the repayments terms of the note were modified by means of an Allonge to the original instrument and provided a new debt amortization table. The modification deferred all monthly principal payments for a period of 11 months from October 2009 through September 2010 and extended the maturity date of the note. Per the modified agreement, the Company was obligated to make only monthly interest payments from November 2009 through September 2010. Thereafter, Quatech is obligated to make monthly principal payments of $10,417 plus interest through January 2013, with the remaining balance due in January 2013. The Company is current on all payments through June 30, 2011. At maturity, Quatech is obligated to pay the State of Ohio a participation fee equal to the lesser of 10% of the maximum principal amount borrowed or $250,000. The State of Ohio debt is secured by all the assets of Quatech which security interest is subordinated to the interest of the Bank. The participation fee is being accrued as additional interest each month over the term of the loan. Further, in connection with the Asset Purchase Agreement, the State of Ohio, as a lender to the Company, entered into a forbearance agreement with the Company, pursuant to which the State of Ohio consented to the Company entering into the Asset Purchase Agreement and agreed to forbear from exercising certain rights under their respective loan agreement with DPAC and Quatech through October 31, 2011.
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
In October 2008, the Company entered into an Amendment to the Agreement providing for a second tranche of Senior Subordinated Debt financing from Canal of $250,000, which was due and payable on February 15, 2009. In March 2010, the Company and Canal came to agreement, effective November 1, 2009, that established a modified payment schedule and increased the interest rate from 13% to 16% per annum. The Company repaid $55,000 of the principal balance. In April 2011, the Company and Canal came to agreement extending the maturity date to July 31, 2011, and on August 3, 2011, in conjunction with the Asset Purchase Agreement, Canal signed a consent form confirming their subordination position with Fifth Third Bank and effectively extending the maturity date to October 31, 2011.
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
The success fee is defined as equal to 7.0 times the trailing twelve months EBITDA minus indebtedness plus cash, times 6.0%, to be paid at maturity or a triggering event. The success fee is being accounted for as a separate contingent component of the note and will be revalued at each reporting period. The success fee is calculated at the end of each reporting period based on the trailing twelve months EBITDA, with the resultant amount multiplied times the percentage of the loan period remaining at each measurement date. As such, the liability is trued up at each reporting period based on the time elapsed, with the remaining unamortized portion of the success fee accreted monthly as additional interest expense over the remaining term of the loan. Based on the formula calculation, there was no success fee accrued at June 30, 2011 and $18,319 was accrued at December 31, 2010.

Put Warrant Liability
In connection with the Subordinated Loan Agreement between the Company and the HillStreet Fund, entered into on February 28, 2006 and which was paid in full on January 31, 2008, the Company issued 5,443,457, and per certain default provisions could be obligated to issue 1,006,000 additional, 10-year warrants (“Put Warrants”) at an exercise price of $0.00001 per share. The warrants expire on February 28, 2016. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement at a price equal to the greatest of (i) the fair market value as established by a capital transaction or public offering; (ii) six times the Company’s EBITDA for the trailing 12 month period; and (iii) an appraised value. The Company has determined to value the put warrant liability by calculating the difference between the put price as defined in the Warrant Agreement at the end of a reporting period and the exercise price per share multiplied by the number of warrants granted. The Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company. The Company recognized no gain or loss for the current year second quarter and a loss of $8,200 for the six months ended June 30, 2011, and recognized a gain of $35,800 for both the three and six month periods ended June 30, 2010, for changes in the fair value of the put warrant liability. The actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s determination.
The aggregate amounts of combined long term debt, exclusive of the put warrant liability and the unamortized discount for stock warrants, maturing as of June 30th in future years is $320,000 in 2012 and $3,097,885 in 2013.
NOTE 5 — Concentration of Customers
No single customer accounted for more than 10% of net sales in any period for the three or six months ended June 30, 2011 and 2010. One customer accounted for 10% of accounts receivable at June 30, 2011 and no single customer accounted for more than 10% of net accounts receivable at June 30, 2010. The Company has and will have customers ranging from large OEM’s to startup operations. Any inability to collect receivables from any such customers could have a material adverse effect on the Company’s financial position and liquidity.
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
The tables below set forth the reconciliation of the denominator of the income (loss) per share calculations:

	Three-months ended
	June 30,
	2011	2010
Shares used in computing basic net income per share	141,996,000	109,415,000
Dilutive effect of stock options and warrants(1)(3)	—	—

Shares used in computing diluted net income per share	141,996,000	109,415,000

	Six-months ended
	June 30,
	2011	2010
Shares used in computing basic net income per share	131,136,000	109,415,000
Dilutive effect of stock options and warrants(2)(3)	—	—

Shares used in computing diluted net income per share	131,136,000	109,415,000

(1)
Potential common shares of 13,902,000 and 8,425,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the three month periods ended June 30, 2011 and 2010, respectively, as the effect would be anti-dilutive.

(2)
Potential common shares of 13,810,000 and 8,481,000 for the exercise of stock options and warrants have been excluded from diluted weighted average common shares for the six month periods ended June 30, 2011 and 2010, respectively, as the effect would be anti-dilutive.

(3)
Also excluded from both the June 30, 2011 and 2010 computations are the potential of approximately 71 million common share that would be issued upon the conversion of the total number of shares of Preferred Stock outstanding, at the option of the preferred shareholders. Additionally excluded from both the June 30, 2011 and 2010 computations are 4.5 million and 21.5 million , respectively, common shares issuable in payment of accrued stock dividends

The number of shares of common stock, no par value, outstanding at August 8, 2011 was 141,995,826.
At June, 2011 the Company had outstanding 30,000 shares of convertible, voting, cumulative, Series A preferred stock. Through December 31, 2009, dividends accrued and were payable quarterly in arrears at the annual rate of 9% of the Original Issue Price of $100 per share, either in cash or common stock, at the decision of the Company. Effective January 1, 2010, dividends accrue and are payable quarterly in arrears at the annual rate of 15% given that the Company is not listed for trading on the American Stock Exchange, a NASDAQ Stock Market or the New York Stock Exchange. For purposes of valuing the common stock payable to holders of Series A Preferred in lieu of cash with respect to such quarterly dividends, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the 10 day period ending the day prior to the dividend payment date. At June 30, 2011, the Company has accrued dividends distributable in common stock of $225,000, which equates to approximately 4,492,000 common shares issuable, and $17,500 of accrued dividends payable in cash. In March 2011, the Company issued 32,580,930 shares of common stock in payment of accrued preferred stock dividends payable in common stock of $465,000, which were accrued as of December 31, 2010.
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
Under the terms of the Company’s 1996 Stock Option Plan, (the “Plan”), qualified and nonqualified options to purchase shares of the Company’s common stock are available for issuance to employees, officers, directors, and consultants. As amended on February 23, 2006, the Plan authorized 15,000,000 option shares with an annual increase to the total number of option shares available in the plan equal to 4% of the total number of common shares outstanding each year until the end of the option plan. On February 23, 2006, the termination date for the plan was extended to January 11, 2011. At June 30, 2011, no additional shares are authorized to be granted since the plan has terminated.
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

During the six-month periods ended June 30, 2011 and 2010, the Company recognized compensation expense for stock options of $60,872 and $39,354 respectively. The expense is included in the consolidated statement of operations as general and administrative expense. Total unamortized compensation expense related to non-vested stock option awards at June 30, 2011 was $144,000, which is expected to be recognized over a weighted-average period of 1.9 years. The Company’s calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions:

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
The following table summarizes stock option activity under DPAC’s 1996 Stock Option Plans for the six months ended June 30, 2011:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding — December 31, 2010	12,784,699	$0.21
Granted	9,100,000	$0.02
Exercised	—	—
Canceled	(1,158,256)	$0.47

Outstanding — June 30, 2011	20,726,443	$0.11	7.0 Years	$495,254

Exercisable —June 30, 2011	11,951,443	$0.18	5.4 Years	$159,104

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
The Company had export sales of 16% and 18% of net sales for the three and six months ended June 30, 2011 and 21% and 26% of net sales for the three and six months ended June 30, 2010, respectively. Export sales were primarily to Canada, Brazil, and Western European countries. Foreign sales are made in U.S. dollars. All long-lived assets are located in the United States.
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

As of June 30, 2011, the Company’s prior three income tax years remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.
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
NOTE 12 — Subsequent Event
On August 3, 2011 DPAC and Quatech entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with B&B Electronics Manufacturing Company (“B&B”) and its wholly owned subsidiary, Q-Tech Acquisition, LLC (the “Buyer”), which was previously reported on Forms 8-K filed by DPAC with the Securities and Exchange Commission on August 3, 2011 and August 9, 2011,.
The Asset Purchase Agreement provides for the sale of substantially all of the assets of Quatech (which indirectly constitute substantially all of the assets of DPAC), other than certain excluded assets set forth therein, to the Buyer for an aggregate amount of $10.5 million in cash. The total purchase price for the assets is subject to increase or decrease based on a working capital adjustment, based on a target working capital amount of $710,000 at the closing, to the extent that the working capital at closing is at least $70,000 more or less than the working capital target. At the closing under the Asset Purchase Agreement, $900,000 of the purchase price, less the amount of any negative working capital adjustment estimated at the closing, will be deposited with an escrow agent and will be available to the Buyer and B&B for any further downward adjustment to the purchase price resulting from a closing working capital amount that is at least $70,000 less than the target amount as ultimately determined after the closing, and to satisfy DPAC’s and Quatech’s indemnification obligations under the Asset Purchase Agreement.

Until the closing date, DPAC and Quatech have agreed to observe customary covenants in the pre-closing period, including, among others, to use all available cash to pay off account payables that have been otherwise included in the calculation of the working capital adjustment; and to carry on its business in the ordinary course in substantially the same manner as it has been conducted historically. Additionally, the Asset Purchase Agreement grants to the Buyer and B&B certain exclusivity rights until the closing or the termination of the Asset Purchase Agreement.
Additionally, the Asset Purchase Agreement requires that DPAC and Quatech each change its legal (corporate) name to a name that does not use “DPAC” or “Quatech” or certain other terms specified in the agreement after the closing thereunder. Further, DPAC agreed that in connection with the closing of the Asset Purchase Agreement and to the extent permitted by applicable law, DPAC will make liquidating distributions to the “Nonaffiliated Shareholders” of $0.05 per share of common stock of DPAC. In addition, DPAC agreed not make any payment or distribution to its affiliated shareholders who are parties to the “Allocation Agreement” until DPAC has paid or made provision for the payment of the liquidating distributions to the Nonaffiliated Shareholders.
Further, in connection with the Asset Purchase Agreement, each of Fifth Third Bank, N.A. (“Fifth Third”) and the State of Ohio, as lenders to DPAC and Quatech, entered into forbearance agreements with DPAC and Quatech, pursuant to which each consented to DPAC and Quatech entering into the Asset Purchase Agreement and agreed to forbear from exercising certain rights under their respective loan agreement with DPAC and Quatech until the closing has occurred or the Asset Purchase Agreement has terminated. In the case of the forbearance agreement with Fifth Third, DPAC and Quatech were to pay a forbearance fee of $20,000 at the time of Fifth Third’s execution of that forbearance agreement.
The Asset Purchase Agreement and the transactions contemplated thereby were unanimously approved by DPAC’s Board of Directors and by a special independent committee of DPAC’s directors.
In connection with the execution of the Asset Purchase Agreement, the DPAC Board of Directors unanimously approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), which will only become effective if the Asset Purchase Agreement closes. Pursuant to the Plan of Dissolution, DPAC intends to begin the liquidation and winding up immediately after the closing under the Asset Purchase Agreement and DPAC will be completely dissolved at a date to be determined by the DPAC Board of Directors. In connection with the dissolution, and, subject to paying or providing for the payment of all debts and liabilities and expenses, DPAC intends to make liquidating distributions to the Nonaffiliated Shareholders equal to $0.05 per share of common stock held thereby as of a record date that is to be determined by the DPAC Board of Directors for shareholders entitled to receive such distributions. That record date is subject to determination after the closing of the Asset Purchase Agreement occurs.
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

Results of Operations and Financial Condition
Three Months Ended June 30, 2011 and 2010
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Three Months Ended:
	June 30, 2011		June 30, 2010		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$2,239,264	100%	$1,984,488	100%	$254,776	13%
COST OF GOODS SOLD	1,296,615	58%	1,134,526	57%	162,089	14%

GROSS PROFIT	942,649	42%	849,962	43%	92,687	11%
OPERATING EXPENSES:
Sales and marketing	249,260	11%	189,511	10%	59,749	32%
Research and development	177,345	8%	194,243	10%	(16,898)	-9%
General and administrative	380,290	17%	302,234	15%	78,056	26%
Amortization of intangible assets	12,582	1%	132,087	7%	(119,505)	-90%

Total operating expenses	819,477	37%	818,075	42%	1,402	0%

INCOME FROM OPERATIONS	123,172	5%	31,887	1%	91,285	286%

OTHER (INCOME) EXPENSE:
Interest expense	157,743	7%	160,707	8%	(2,964)	-2%
Fair value adjustment for put warrant liability	—	0%	(35,800)	-2%	35,800	0%

Total other expenses	157,743	7%	124,907	6%	32,836	26%

LOSS BEFORE INCOME TAXES	(34,571)	-2%	(93,020)	-5%	58,449	-63%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(34,571)	-2%	$(93,020)	-5%	$58,449	-63%

PREFERRED STOCK DIVIDENDS	112,500	5%	112,500	6%	—	0%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(147,071)	-7%	$(205,520)	-10%	$58,449	-28%

Net Sales. Net sales of $2.2 million for the quarter ended June 30, 2011 increased by $255,000 or 13% as compared to the prior year second quarter. Net sales related to the Company’s Device Connectivity products increased by $189,000, or 20%, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $66,000, or 6% from the prior year period.
Gross Profit. Gross profit in absolute dollars increased by $93,000. Gross profit as a percentage of net sales decreased from 43% to 42%, due primarily to higher variable costs, with direct material costs as a percentage of net sales increasing from 48% to 51%, due to the change in product mix. Additionally, fixed overhead costs decreased by $18,000 in the current year quarter.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 2011 of $249,000 increased by $60,000 or 32% from the prior year second quarter, primarily due to an increase in salary and commissions of 24,000, advertising expense of $25,000, and travel related expenses of $8,000.
Research and Development Expenses. Research and development expenses of $177,000 for the second quarter of 2011 decreased by 17,000, or 9%, from the prior year period. The decrease was due to lower salaries and related expenses, and outside consulting expenses. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”

General and Administrative Expenses. General and administrative expenses of $380,000 incurred for the second quarter of 2011 increased by $78,000 or 26% from the prior year period. The increase was primarily due to expenses incurred related to the asset sale transaction of $33,000 (see Note 12 for additional information), higher salary expense of $16,000, royalty fees of $8,000, and increases in other costs of $21,000.
Amortization of Intangible Assets. Amortization expense decreased by $120,000, or 90%, due to the technology acquired in the DPAC / Quatech merger being fully amortized as of February 28, 2011. All of the $13,000 of amortization expense in the current year period is for the amortization of capitalized developed software and customer lists being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $158,000 during the second quarter of 2011, as compared to $161,000 for the same period in the prior year. The following non-cash items are included in interest expense for the second quarter of 2011: accretion of success fees of $4,000, amortization of deferred financing costs of $8,000, and amortization of the discount for warrants of $3,000. The following non-cash charges are included in interest expense for the second quarter of 2010: accretion of success fees of $4,000, amortization of deferred financing costs of $14,000, and amortization of the discount for warrants of $3,000.
Fair Value Adjustment of Put Warrant Liability. The Company adjusts the liability for the HillStreet Fund put warrant to its fair value, through earnings, at the end of each reporting period. During the second quarter of 2011, the company recorded no gain or loss, and during the second quarter of 2010, recorded a gain of $36,000.
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

Six Months Ended June 30, 2011 and 2010
The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of net revenues and as a percentage change from the same period in the prior year. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q.

	For the Six Months Ended:
	June 30, 2011		June 30, 2010		Change
	Results	% of Sales	Results	% of Sales	Dollars	%

NET SALES	$4,251,683	100%	$3,753,508	100%	$498,175	13%
COST OF GOODS SOLD	2,469,660	58%	2,061,553	55%	408,107	20%

GROSS PROFIT	1,782,023	42%	1,691,955	45%	90,068	5%
OPERATING EXPENSES
Sales and marketing	486,367	11%	364,942	10%	121,425	33%
Research and development	391,441	9%	381,970	10%	9,471	2%
General and administrative	723,815	17%	592,110	16%	131,705	22%
Amortization of intangible assets	106,828	3%	264,174	7%	(157,346)	-60%

Total operating expenses	1,708,451	40%	1,603,196	43%	105,255	7%

INCOME FROM OPERATIONS	73,572	2%	88,759	2%	(15,187)	-17%

OTHER (INCOME) EXPENSE:
Interest expense	290,979	7%	313,399	8%	(22,420)	-7%
Fair value adjustment for put warrant liability	8,200	0%	(35,800)	-1%	44,000	-123%

Total other expenses	299,179	7%	277,599	7%	21,580	8%

LOSS BEFORE INCOME TAXES	(225,607)	-5%	(188,840)	-5%	(36,767)	19%
INCOME TAX PROVISION	—	0%	—	0%	—	0%

NET LOSS	$(225,607)	-5%	$(188,840)	-5%	$(36,767)	19%

PREFERRED STOCK DIVIDENDS	225,000	6%	225,000	6%	—	0%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(450,607)	-11%	$(413,840)	-11%	$(36,767)	9%

Net Sales. Net sales of $4.3 million for the six month period ended June 30, 2011 increased by $498,000 or 13% as compared to net sales for the comparable prior year period. Net sales related to the Company’s Device Connectivity products decreased $232,000, or 12% from the six months ended June 30, 2010, and net sales related to the Company’s Device Networking products, including the Airborne wireless product line, increased by $266,000, or 15% from the prior year period.
Gross Profit. Gross profit increased by $90,000, or 5%, for the six month period as a result of the increase in revenues. Gross profit as a percentage of net sales decreased from 45% to 42% due primarily to higher variable costs (direct material) as a percentage of net sales. Direct material costs as a percentage of net sales increased from 47% to 50%, due to the change in product mix.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2011 of $486,000 increased by $121,000 or 33% from the prior year period. The increase is primarily due to an increase in salary and commissions of 52,000, advertising expense of $51,000, and travel related expenses of $16,000.
Research and Development Expenses. Research and development expenses of $391,000 for the first six months of 2011 increased by $9,000 or 2% as compared to the same period of 2010. The Company will continue to invest in research and development to expand and develop new wireless products. See “Forward-Looking Statements.”
General and Administrative Expenses. General and administrative expenses incurred for the six months ended June 30, 2011 of $724,000 increased by $132,000 or 22% from the prior year period. The increase was primarily due to expenses incurred related to the asset sale transaction of $35,000 (see Note 12 for additional information), higher salary expense of $38,000, royalty fees of $7,000, and increases in other costs of $30,000.

Amortization of Intangible Assets. Amortization expense decreased by $157,000, or 60%, due to the technology acquired in the DPAC / Quatech merger being fully amortized as of February 28, 2011, which was being amortized at the rate of $41,000 per month. Beginning in March 2011, amortization expense going forward is related to the amortization of capitalized developed software and customer lists being amortized over 5 years.
Interest Expense. The Company incurred interest and financing costs of $291,000 during the first six months of 2011 as compared to $313,000 incurred in the prior year period. The following non-cash charges are included in interest expense during the first six months of 2011: an adjustment to the accretion of success fees resulting in a gain of $10,000, amortization of deferred financing costs of $16,000, and amortization of the discount for warrants of $6,000. The following non-cash charges are included in interest expense during the first six months of 2010: accretion of success fees of $9,000, amortization of deferred financing costs of $23,000, and amortization of the discount for warrants of $6,000.
Fair Value Adjustment of Put Warrant Liability. The Company recorded a charge of $8,000 for the six months ended June 30, 2011, compared to a gain of $36,000 in the prior year period, related to the adjustment of the put warrant. The Company adjusts the warrant to its fair value through earnings at the end of each reporting period.
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
Liquidity and Capital Resources
At June 30, 2011, the Company had a cash balance of $19,000 and a deficit in working capital of $1,467,000. At December 31, 2010, the Company had a cash balance of $48,000 and a deficit in working capital of $1,428,000. Although the Company has reported net losses in recent periods, a significant portion of our operating expenses are non-cash. During the first six months of 2011, the Company reported a net loss of $226,000, which included the following non-cash operating expenses: depreciation and amortization of $180,000, non-cash compensation expense for stock options of $61,000, and a charge of $8,200 for the put warrant adjustment. For 2010, the Company reported a net loss of $665,000, which included the following non-cash operating expenses: depreciation and amortization of $684,000, provision for excess inventory of $166,000, non-cash compensation expense for stock options of $68,000, and non-cash interest expense of $95,000.
The Company has taken the following actions to reduce expenses and increase capital: During the first quarter of 2009, the Company entered into an agreement with one of its contract manufacturers to sell certain equipment and inventory, lease a portion of its facility to the manufacturer, and further engage the manufacturer to produce more of the Company’s products. This transaction provided $150,000 in cash and has improved the operating efficiency of the Company. In the third quarter of 2009, the Company implemented additional cost reduction measures by reducing headcount and implementing a salary reduction program for all employees resulting in annual operating costs reductions of approximately $400,000. On September 30, 2009, the Company acquired the SocketSerial product line in a non cash transaction for the Company. Margins generated from revenues of this product line have helped enable the Company to achieve a cash flow break even from operations. In June 2011, the Company entered into a Fifth Amendment to Credit Agreement extending the maturity date of its Bank revolving credit facility to September 5, 2011. Management believes that the actions it has taken will help enable the Company to generate positive cash flows from operations. However, a downturn in our revenue levels can severely impact the availability under our line of credit and limit our ability to meet our obligations on a timely basis and finance our operations as needed.
On August 3, 2011, DPAC and Quatech entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with B&B Electronics Manufacturing Company (“B&B”) and its wholly owned subsidiary, Q-Tech Acquisition, LLC (the “Buyer”), that provides for the sale of substantially all of the assets of Quatech (which indirectly constitute substantially all of the assets of DPAC) to the Buyer for an aggregate amount of $10.5 million in cash, subject to a working capital adjustment at the closing. The Company will use the proceeds from the sale of assets to pay-off of its debt obligations, with the Buyer assuming certain other current liabilities, including accounts payable. As permitted, the Company intends to make liquidating distributions to the “Nonaffiliated Shareholders” of $0.05 per share of common stock of DPAC. Immediately after the closing of the Asset Purchase Agreement, DPAC intends to begin a liquidation and winding process and DPAC will be completely dissolved at a date to be determined by the DPAC Board of Directors. See Note 12 — Subsequent Event for additional information.

The Company has a revolving line of credit with a Bank providing for a maximum $1,500,000 working capital line of credit. The facility bears a floating interest rate at the Bank’s Revolver LIBOR Rate (.19% at June 30, 2011) plus 8.5%. Availability under the line of credit is formula driven based on applicable balances of the Company’s accounts receivable and inventories. Based on the formula calculation, the Company had availability to draw up to the maximum line amount of $1,500,000, of which the Company was fully drawn at June 30, 2011. The Credit Facility is secured by substantially all the assets of the Company and is scheduled to mature on September 5, 2011.
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
Net cash provided by operating activities for the six months ended June 30, 2011 was $17,000 as compared to $100,000 for the comparable period of 2010. The net loss of $226,000 incurred in the first six months of 2011 was offset by non-cash items, including depreciation and amortization, non-cash compensation expense, accretion of success fees and amortization of deferred financing costs, totaling $287,000. Cash was used to fund increases in accounts receivable of $320,000, inventories of $187,000, and prepaid expenses of $45,000. An increase in accounts payable of $467,000 and in other accrued expenses of $41,000 contributed to cash.
Net cash used in investing activities for property additions was $5,000 and $40,000 for the six months ended June 30, 2011 and 2010, respectively.
Net cash used in financing activities for the six months ended June 30, 2011 was $41,000 as compared to $37,000 provided during the first six months of 2010. $63,000 of cash was used in the current year period for principal payments on the Ohio Development loan, partially offset by net proceeds from short term notes to finance insurance premiums.
The Company operates at leased premises in Hudson, Ohio, which are adequate for the Company’s needs for the near term.
The Company does not expect to acquire more than $50,000 in capital equipment during the remainder of the fiscal year.
Off Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We capitalize certain internally developed software costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of June 30, 2011, $191,657 of software development costs were capitalized with accumulated amortization of $76,663. The assets are being amortized on a straight line basis over their estimated life of 5 years.
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

Item 4 — Controls and Procedures.
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report, as required by Exchange Act Rule 13a—15(b). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1
Asset Purchase Agreement among DPAC Technologies Corp., Quatech, Inc., Q-Tech Acquisition, LLC and B&B Electronics Manufacturing Company, dated August 3, 2011, which is incorporated by reference to Annex A to DPAC’s preliminary Information Statement on Schedule 14C, filed on August 5, 2011.

2.2
Plan of Complete Liquidation and Dissolution of DPAC Technologies Corp., which is incorporated by reference to Annex B to DPAC’s preliminary Information Statement on Schedule 14C, filed on August 5, 2011.

2.3
Allocation Agreement dated August 3, 2011, among DPAC Technologies Corp., Quatech, Inc., and the other parties signatory thereto, which is incorporated by reference to Annex B to DPAC’s preliminary Information Statement on Schedule 14C, filed on August 5, 2011.

10.1
Forbearance Agreement among Fifth Third Bank, N.A., DPAC Technologies Corp., and Quatech, Inc., dated August 3, 2011, which is incorporated by reference to Exhibit 10.1 to DPAC’s Current Report on Form 8-K filed on August 9, 2011.

10.2
Forbearance Agreement among the Director of Development of the State of Ohio, DPAC Technologies Corp., and Quatech, Inc., dated August 3, 2011, which is incorporated by reference to Exhibit 10.2 to DPAC’s Current Report on Form 8-K filed on August 9, 2011.

10.3
Fifth Amendment to Credit Agreement, by and among DPAC Technologies Corp., Quatech, Inc. and Fifth Third Bank, dated as of June 14, 2011, which is incorporated by reference to Exhibit 10.1 to DPAC’s Current Report on Form 8-K filed on June 24, 2011.

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

DPAC TECHNOLOGIES CORP. (Registrant)
Date: August 15, 2011	By:	/s/ STEVEN D. RUNKEL
Steven D. Runkel,
Chief Executive Officer

Date: August 15, 2011	By:	/s/ STEPHEN J. VUKADINOVICH
Stephen J. Vukadinovich,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.